Form 10-Q
period 1999-03-31
NET PERCEPTIONS INC
filed 1999-06-07
CIK 1078203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999





     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________TO ________.


--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER: 000-25781



                              NET PERCEPTIONS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                      41-1844584
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     Identification Number)


                             7901 FLYING CLOUD DRIVE
                          MINNEAPOLIS, MINNESOTA 55344
               (Address of principal executive offices, Zip Code)


                                 (612) 903-9424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]    No [ X]

   ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 22, 1999.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MAY 26, 1999 WAS 21,975,159.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 1999


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                      INDEX


--------------------------------------------------------------------------------

                                                                                                      PAGE
                                                                                                     ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Balance Sheets as of March 31, 1999 and December 31, 1998                                3

      Condensed Statements of Operations for the three-month periods ended March 31, 1999 and 1998       4

      Condensed Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998       5

      Notes to Condensed Financial Statements                                                            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         8


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                                          24

  Item 6.  Exhibits and Reports on Form 8-K                                                             24

SIGNATURES                                                                                              25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                           MARCH 31,          DECEMBER 31,
                                                                             1999                 1998
                                                                          -----------         ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.............................................   $   2,331              $    972
  Accounts receivable, net..............................................       4,275                 3,382
  Prepaid expenses and other current assets.............................         346                   142
  Deferred offering costs...............................................         700                     -
                                                                           ---------              --------
     Total current assets...............................................       7,652                 4,496
                                                                           ---------              --------
Property and equipment, net.............................................       1,503                 1,019
Other assets............................................................         116                   122
                                                                           ---------              --------
     Total assets.......................................................   $   9,271              $  5,637
                                                                           ---------              --------
                                                                           ---------              --------

LIABILITIES,  CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible note payable..............................................   $   4,000              $      -
  Accounts payable and accrued expenses.................................       3,162                 1,666
  Deferred revenue......................................................       2,547                 2,107
  Current portion of capital lease obligations..........................         253                   255
                                                                           ---------              --------
     Total current liabilities..........................................       9,962                 4,028
                                                                           ---------              --------
Long-term liabilities:
  Capital lease obligations, net of current portion.....................         479                   538
  Deferred rent.........................................................         109                     -
                                                                           ---------              --------
     Total liabilities..................................................      10,550                 4,566
                                                                           ---------              --------

Commitments and contingencies

Series A Convertible Redeemable Preferred Stock at redemption value.....         650                   650
                                                                           ---------              --------
Stockholders' equity:
  Series B Convertible Preferred Stock..................................           -                     -
  Series C Convertible Preferred Stock..................................           -                     -
  Common Stock..........................................................           1                     1
  Additional paid-in capital............................................      11,663                11,137
  Accumulated deficit...................................................     (13,593)              (10,717)
                                                                           ---------              --------
     Total stockholders' equity.........................................      (1,929)                  421
                                                                           ---------              --------
     Total liabilities, convertible redeemable preferred stock and
             stockholders' equity.......................................   $   9,271              $  5,637
                                                                           ---------              --------
                                                                           ---------              --------

              See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                       THREE MONTHS      THREE MONTHS
                                                                           ENDED            ENDED
                                                                          MARCH 31,       MARCH 31,
                                                                            1999            1998
                                                                       ------------      ------------
                                                                       (UNAUDITED)       (UNAUDITED)
Revenues:
  Product............................................................      $  1,561        $   617
  Service and maintenance............................................           334             53
                                                                         ----------     ----------
     Total revenues..................................................         1,895            670
                                                                         ----------     ----------
Cost of revenues:
  Product............................................................            36              6
  Service and maintenance............................................           313             35
                                                                         ----------     ----------
     Total cost of revenues..........................................           349             41
                                                                         ----------     ----------
Gross margin.........................................................         1,546            629
                                                                         ----------     ----------
Operating expenses:
  Sales and marketing................................................         1,737            932
  Research and development...........................................         1,536            368
  General and administrative.........................................           574            226
  Stock compensation expense.........................................           503              7
                                                                         ----------     ----------
      Total operating expenses.......................................         4,350          1,533
                                                                         ----------     ----------

Loss from operations.................................................        (2,804)          (904)
                                                                         ----------     ----------
Other income (expense), net..........................................           (72)            28
                                                                         ----------     ----------
Net loss.............................................................      $ (2,876)       $  (876)
                                                                         ----------     ----------
                                                                         ----------     ----------
Net loss per share:

Basic and diluted....................................................      $  (0.64)       $ (0.31)
                                                                         ----------     ----------
                                                                         ----------     ----------
Shares used in computing basic and diluted net loss per share........     4,518,784      2,839,996
                                                                         ----------     ----------
                                                                         ----------     ----------

Unaudited pro forma basic and diluted net loss per share.............      $  (0.19)       $ (0.07)
                                                                         ----------     ----------
                                                                         ----------     ----------
Shares used in computing unaudited pro forma basic and diluted
  net loss per share.................................................    15,187,484     13,102,617
                                                                         ----------     ----------
                                                                         ----------     ----------

               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           THREE MONTHS       THREE MONTHS
                                                                               ENDED              ENDED
                                                                             MARCH 31,          MARCH 31,
                                                                               1999               1998
                                                                           ------------       ------------
                                                                            (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................................       $ (2,876)           $    (876)
  Reconciliation of net loss to net cash used by operating
     activities:
     Depreciation and amortization....................................            135                   53
     Stock compensation expense.......................................            503                    7
     Changes in operating assets and liabilities:
       Accounts receivable............................................           (894)                (502)
       Accounts payable and accrued expenses..........................          1,496                   85
       Deferred offering costs........................................           (700)                   -
       Deferred revenue...............................................            440                  125
       Other..........................................................            (80)                  43
                                                                             --------            ---------
         Net cash used by operating activities........................         (1,976)              (1,065)
                                                                             --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of short-term investments..................................              -                  493
  Purchases of property and equipment.................................           (626)                 (75)
                                                                             --------            ---------
         Net cash provided by (used in) investing activities..........           (626)                 418
                                                                             --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of preferred stock..............................              -                1,091
   Principal payments under capital lease obligations.................            (61)                 (28)
   Proceeds from exercise of stock options............................             22                    1
   Proceeds from issuance of short-term debt..........................          4,000                    -
                                                                             --------            ---------
         Net cash provided by financing activities....................          3,961                1,064
                                                                             --------            ---------

Net increase in cash and cash equivalents.............................          1,359                  417
Cash and cash equivalents at beginning of period......................            972                1,407
                                                                             --------            ---------
Cash and cash equivalents at end of period............................       $  2,331            $   1,824
                                                                             --------            ---------
                                                                             --------            ---------

              See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement filed on Form S-1, as amended, declared effective by the Securities and Exchange Commission on April 22, 1999 (File No. 333-71919). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not expect SFAS No. 133 to have a significant effect on our financial condition or results of operations.

In November 1998, the FASB cleared for issuance SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. We believe that our current revenue recognition policies and practices are consistent with the provisions of the new guidance.

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was $339 and $74 at March 31, 1999 and 1998, respectively.

NOTE 4.  CONVERTIBLE NOTE PAYABLE

On February 4, 1999, we borrowed $4.0 million from a foreign corporate investor pursuant to a convertible promissory note due January 31, 2000 and bearing interest at the rate of 8% per annum. The note automatically converted into shares of our common stock upon the closing of our initial public offering (See
Note 7). Accordingly, on April 28, 1999, the principal and accrued interest on the note were converted to 290,911 shares of common stock at $14 per share.

NOTE 5.  STOCK SPLIT

On April 20, 1999, we effected a 2-for-1 stock split of the then issued and outstanding capital stock. All references to common stock and preferred stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

NOTE 6.  NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase, which consisted primarily of founders' shares, aggregated 1,908,510 and 3,290,092 at March 31, 1999 and 1998, respectively. Diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Unaudited pro forma basic and diluted net loss per share has been calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance (See Note
7).

NOTE 7.  SUBSEQUENT EVENTS

On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46,273,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Concurrent with the closing of the initial public offering, all shares of preferred stock outstanding were converted on a 1-to-1 basis into 10,668,700 shares of common stock. Pro forma net loss per share figures have therefore been presented to reflect all preferred shares as if they were converted to common shares at the time of issuance.

On May 20, 1999, the underwriters on our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 25, 1999, we sold 547,500 shares of common stock, generating an additional $7,128,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53,401,000, net of underwriting discounts and commissions and estimated offering expenses.

The accompanying balance sheet is as of March 31, 1999, and does not reflect the net proceeds of our initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 declared effective on April 22,1999 by the Securities and Exchange Commission (File No. 333-71919).

OVERVIEW

Net Perceptions is a leading provider of marketing solutions that enable Internet and traditional retailers to market to customers on a personalized, one-to-one-basis in real time. With our software solutions, a retailer learns from each customer interaction and, based on the information received, adjusts marketing messages or product offerings to that customer in real time. We define our product offerings as real-time relationship marketing solutions. Our products enable effective real-time relationship marketing by analyzing past and current customer behavior, including purchase history, stated preferences, demographic information and Internet browsing behavior. Based on this analysis, our products use proprietary collaborative filtering technology to anticipate other merchandise or information a customer is likely to be interested in purchasing or viewing. We believe that retailers that implement our solutions can attract more customers, generate more products per order and increase customer loyalty.

We also provide our customers with a comprehensive array of services, including training and consulting services, software updates, documentation updates, telephone support and web-based support. We market our products and services through our direct sales organization and through indirect distribution channels, including resellers, systems integrators and original equipment manufacturers.

To date, we have focused on providing solutions to electronic commerce retailers and substantially all of our product revenues through March 31, 1999 were attributable to our Net Perceptions for E-commerce product. We anticipate that Net Perceptions for E-commerce will continue to account for a substantial portion of our product revenues for the foreseeable future. Consequently, a decline in the price of or demand for Net Perceptions for E-commerce, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

During the quarter ended March 31, 1999, two customers deployed our technology in call center applications, demonstrating that we are beginning to provide real-time relationship marketing solutions to traditional customer touch-points. These implementations were complimented by sales to two new customers who plan to deploy our products both on the Internet and in call centers. We believe these transactions signal an early trend in real-time marketing, in which companies will seek to leverage data gathered from all customer interactions to deliver personalized service. Net Perceptions for Call Centers has not received any degree of market acceptance. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of Net Perceptions for Call Centers, which may not occur on a timely basis or at all.

We market the majority of our products through our direct sales force. Sales derived through indirect channels accounted for approximately 15% and 8% of our total revenues for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. We expect that sales derived through indirect channels will increase as a percentage of total revenues. Sales through indirect channels have lower average selling prices and gross margins than direct sales. As a result, we expect that our gross margins on product sales will decline if sales through indirect channels increase.

We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 1999, we had an accumulated deficit of $13.6 million. Our net loss was $2.9 million for the three months ended March 31, 1999, $5.0 million in 1998 and $4.7 million in 1997. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. We do not expect to achieve profitability in 1999 or 2000.

Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates are sustainable or indicative of future growth rates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

----------------------------------------------------------------------------------
                                                    Three Months     Three Months
                                                       Ended             Ended
                                                     March 31,         March 31,
                                                        1999             1998
----------------------------------------------------------------------------------
Revenues:
  Product                                               82%               92%
  Service and maintenance                               18                 8
----------------------------------------------------------------------------------
     Total revenues                                    100               100

Cost of revenues:
  Product                                                2                 1
  Service and maintenance                               16                 5
----------------------------------------------------------------------------------
     Total cost of revenues                             18                 6

Gross margin                                            82                94

Operating expenses:
  Sales and marketing                                   92               139
  Research and development                              81                55
  General and administrative                            30                34
  Stock compensation expense                            27                 1
----------------------------------------------------------------------------------
     Total operating expenses                          230               229
----------------------------------------------------------------------------------

Loss from operations                                  (148)             (135)

Other income (expense), net                             (4)                4

----------------------------------------------------------------------------------
Net loss                                              (152%)            (131%)
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

REVENUE

TOTAL REVENUES. Total revenues were $1.9 million and $670,000 for the three months ended March 31, 1999 and 1998, respectively. Revenues from international sales were $327,000 and $95,000, or 17% and 14% of total revenues, for the three months ended March 31, 1999 and 1998, respectively. The majority of international sales to-date were made in Canada, Europe and Asia by our direct sales force located in the United States. In April 1999, we commenced efforts to establish European operations and hired a Vice President residing in the United Kingdom to lead those efforts.

We recognize revenue in accordance with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2". We derive revenues from the sale of software licenses, post-contract support ("support") and consulting services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services include implementation, training, and consulting. In software arrangements that include rights to multiple software products, specified upgrades, support and/or services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

PRODUCT REVENUES. We currently derive substantially all of our product revenues from licenses of our Net Perceptions for E-commerce product. Revenue from product licenses increased by 153% from $617,000 for the quarter ended March 31, 1998 to $1.6 million in the comparable quarter in 1999. The growth of revenue in absolute dollars is largely a result of our sales and marketing efforts, specifically the expansion of our direct sales force, and the increased market acceptance of our products. While higher unit sales volumes accounted for the majority of the growth in revenues, we have also achieved an increase in our average order size through sales efforts focused on larger accounts. We intend to continue to enhance our current software products as well as to develop new software products. As a result, we anticipate that revenue from product licenses will continue to represent a majority of our revenue in the foreseeable future.

SERVICE AND MAINTENANCE REVENUES. Revenue from services increased by 530% from $53,000 for the quarter ended March 31, 1998 to $334,000 in the comparable quarter in 1999. This growth is due to increased licensing activity, which has resulted in increased revenue from maintenance and support, training and consulting services and the expansion of our services capabilities through the hiring of additional services personnel. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, prior growth rates of our installed base and, consequently, in our service revenues, may not be sustainable in the future.

COSTS OF REVENUES

COST OF PRODUCT REVENUES. Cost of product revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenues was $36,000 or 2% of product revenues in the quarter ended March 31, 1999 as compared to $6,000 or 1% for the same period in 1998. The increase in the dollar amount of cost of product revenues from 1998 to 1999 reflects the higher volumes of product shipped in 1999. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs.

COST OF SERVICES AND MAINTENANCE REVENUES. Cost of services and maintenance revenues consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of services and maintenance revenues increased to $313,000 for the quarter ended March 31, 1999 from $35,000 in the comparable quarter in 1998, representing 94% and 66% of the related services and maintenance revenues for the respective quarters. Cost of services and maintenance revenues increased significantly in absolute dollars and as a percentage of revenue primarily due to increased personnel-related costs incurred as we continue to build our customer support, education and training, and consulting services organization. We believe that the cost of service and maintenance revenues will increase in dollar amounts but decrease as a percentage of service and maintenance revenues in the future due to higher utilization of our services personnel.

OPERATING EXPENSES

Operating expenses were $4.4 million in the first quarter of 1999 and $1.5 million in the first quarter of 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and incentive compensation for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $1.7 million and $932,000, or 92% and 139% of total revenues, for the quarters ended March 31, 1999 and March 31, 1998, respectively. The increases in sales and marketing expenses in absolute dollar amounts is primarily due to increased personnel-related costs related to increased headcount in our sales and marketing organizations and a related increase in incentive compensation paid to sales personnel. We believe that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as we continue to expand our direct sales force and further promote our products.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of personnel-related costs, contractor expenses and related equipment costs. Research and development expenses were $1.5 million and $368,000, or 81% and 55% of total revenues, for the quarters ended March 31, 1999 and March 31, 1998, respectively. The increase in research and development in absolute dollar amounts was primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product line. We believe that continued investment in research and development expenses is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $574,000 and $226,000, or 30% and 34% of total revenues, for the quarters ended March 31, 1999 and March 31, 1998, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations. However, we believe that general and administrative expenses will decrease as a percentage of total revenues in the future.

STOCK COMPENSATION. Compensation related to stock options granted through the first quarter of 1999 was approximately $3,146,000. Of this amount, we recorded stock compensation expense of $503,000 and $7,000 in the three months ended March 31, 1999 and 1998, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Deferred stock compensation expense is amortized over the vesting period of the options, generally four years. As a result, the amortization of stock compensation will impact our reported results of operations through early 2003.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists of interest income, income expense and other expense. Other income (expense), net was ($72,000) and $28,000 for the three months ended March 31, 1999 and 1998, respectively. The net expense for the three months ended March 31, 1999 is primarily due to interest expense on $4,000,000 borrowed in February 1999 pursuant to a convertible note payable.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through March 31, 1999. As the future realization of the tax benefit resulting from these losses is not sufficiently assured, we have recorded a valuation allowance for the full amount of our deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999 and March 31, 1998, cash used in operating activities was $2.0 million and $1.1 million, respectively. Net cash used in operations for the three months ended March 31, 1999 was primarily attributable to our operating loss.

During the three months ended March 31, 1999, our investing activities consisted primarily of purchases of property and equipment, primarily for computer workstations and file servers for our growing employee base. During the three months ended March 31, 1998, we generally funded the purchase of property and equipment with capital leases. We expect that the rate of purchases of property and equipment will continue to increase as our employee base grows. Our principal commitments consist primarily of leases on our facilities.

The net cash provided by financing activities during the three months ended March 31, 1999 was $4.0 million versus the $1.1 million provided by financing activities during the three months ended March 31, 1998. The $4.0 million represents proceeds from the issuance of a $4,000,000 convertible note payable offset somewhat by repayments on capital lease obligations. The $1.1 million represents the sale of preferred stock in February 1998.

As of March 31, 1999, we had $2.3 million in cash and cash equivalents. On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46,273,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On May 20, 1999, the underwriters on our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 25, 1999, we sold 547,500 shares of common stock, generating an additional $7,128,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53,401,000, net of underwriting discounts and commissions and estimated offering expenses.

We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that current cash balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 READINESS

"Year 2000 Issues" refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

       We have defined Year 2000 compliant as the ability to:

       - Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

       - Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

       - Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

       - Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

       -   Recognize the Year 2000 as a leap year.

We designed our current products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. However, we have not tested our products for Year 2000 compliance. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have not tested software obtained from third parties. However, we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

We are assessing our material internal information technology systems, including both our own software products and third-party software and hardware technology, but we have not initiated an assessment of our non-information technology systems. We expect to complete testing of our information technology systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. We are not currently aware of any significant operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, they may face litigation costs and they may delay purchases or implementation of our products. Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, financial condition and results of operations could be seriously harmed.

We have funded our Year 2000 plan from cash balances and have not separately accounted for these costs in the past. To date, these costs have not been significant. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and results of operations.

We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company interruptions caused by Year 2000 compliance failures.

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be carefully considered in evaluating our business and us:

NET PERCEPTIONS IS AN EARLY-STAGE COMPANY AND WE EXPECT TO ENCOUNTER RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY EARLY-STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

       Net Perceptions was founded in July 1996. We began shipping product in the first quarter of 1997. The market for our products is unproven. Our limited operating history makes an evaluation of our future prospects very difficult. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. We may not successfully address any of these risks. If we do not successfully address these risks, our business, financial condition and results of operations would be seriously harmed.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY.

       Our quarterly operating results have varied in the past and may vary significantly in the future. Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock may decrease significantly.

       Our quarterly operating results will vary depending on a number of factors, including:

       -  Demand for our products and services;

       -  Amount and timing of sales transactions for our products and services;

       -  Actions taken by our competitors, including new product introductions;

       - Our ability to develop, introduce and market new products and enhancements to our existing products on a timely basis;

       -  Market readiness for our products;

       -  Changes in our pricing policies or those of our competitors;

       - Our ability to expand our sales and marketing operations, including hiring additional sales personnel;

       -  Our success in developing indirect sales channels;

       - The deferral of significant revenues until acceptance of software or delivery of services as required by an individual license transaction;

       -  Our ability to control costs;

       -  Technological changes in our markets;

       - The mix of sales among our direct and indirect channels and between domestic and international markets;

       - Deferrals of customer orders in anticipation of product enhancement or new products;

       - The rate of growth in the use of the Internet for commerce and communication;

       -  Customer budget cycles and changes in these budget cycles;

       - Difficulties experienced by our customers or us as a result of Year 2000 issues; and

       -  General economic factors.

       We cannot predict our future quarterly revenues with any degree of certainty for several reasons, including:

       - Product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, because we operate with very little order backlog;

       -  The market in which we compete is relatively new and rapidly evolving;

       - We expect that, for the foreseeable future, revenues will come from licenses to a small number of customers, so delays or cancellations of orders by a few customers can significantly impact revenues within a quarter;

       -  Our sales cycle varies substantially from customer to customer; and

       - The timing of large orders can significantly affect revenues within a quarter.

       Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Accordingly, we cannot predict our financial results for any quarter until very late in the quarter. A delay in an anticipated sale near the end of a quarter can seriously harm our operating results for that quarter.

       Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to our future revenues. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

       We had net losses of $2.9 million in the three months ended March 31, 1999, $5.0 million in 1998 and $4.7 million in 1997. As of March 31, 1999, we had an accumulated deficit of $13.6 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 1999 or 2000. We expect that our losses will continue to increase in 1999. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant quarterly revenues to achieve profitability. We may never achieve profitability. Although our revenues have grown, we do not believe that we can sustain these growth rates, or that such growth rates are indicative of future revenue growth rates.

WE DEPEND ON OUR NET PERCEPTIONS FOR E-COMMERCE PRODUCT. A DECLINE IN THE PRICE OF, OR DEMAND FOR, OR MARKET ACCEPTANCE OF NET PERCEPTIONS FOR E-COMMERCE WOULD SERIOUSLY HARM OUR BUSINESS.

       We currently derive a substantial portion of our revenues from our Net Perceptions for E-commerce product. We anticipate that Net Perceptions for E-commerce will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Net Perceptions for E-commerce, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

WE FACE INTENSE COMPETITION AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR BUSINESS WILL BE SERIOUSLY HARMED.

       The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services offered. In the license of electronic commerce products, we primarily encounter competition from the LikeMinds division of Andromedia, the Aptex division of HNC Software and Personify. Microsoft Corporation recently acquired FireFly Network Inc., a company with collaborative filtering technology and, as a result, we expect that we will encounter competition from Microsoft in the future. We expect that if we are successful in our strategy to leverage our technology into new vertical markets, we will encounter many additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies as the Internet software market continues to develop and expand.

       Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

       Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may not be able to compete successfully against current and future competitors.

    OUR PRODUCTS HAVE A LENGTHY SALES CYCLE. AS A RESULT, IT IS DIFFICULT TO PREDICT THE QUARTER IN WHICH A SALE MAY OCCUR.

       We are one of the first companies to market real-time relationship marketing software. As a result, we must educate potential customers on the use and benefits of our products. In addition, we believe that the purchase of our products is relatively discretionary and involves a significant commitment of capital and other resources by a customer. As a result, it usually takes our sales organization several months to finalize a sale. This makes it difficult to predict the quarter in which a sale may occur.

WE HAVE A LENGTHY IMPLEMENTATION CYCLE. IN ADDITION, ONLY A SMALL NUMBER OF OUR CUSTOMERS HAVE A DEPLOYED AND OPERATING APPLICATION UTILIZING OUR PRODUCTS. AS A RESULT, WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL PERFORM AND BE RECEIVED AS WE EXPECT.

       The implementation, including application design and deployment, of our products requires a significant commitment of resources by our customers. The time required for implementation of Net Perceptions for E-commerce has varied depending on the customer's application of the product. Additionally, implementation often does not begin until a customer otherwise undertakes to update its web site, which generally occurs only once or twice per year. We anticipate that implementation of our Net Perceptions for Call Centers product may take longer than Net Perceptions for E-commerce due to more extensive integration requirements.

       We have currently licensed our products to more than 85 customers. However, only a limited number of these customers have a deployed and operating application utilizing our products. Because most of our customers have not yet fully implemented and deployed our products, we cannot be certain that our products will:

       -   Perform as designed;

       -   Deliver the desired level of economic benefit to our customers;

       -   Meet the other expectations and needs of our customers;

       -   Achieve any significant degree of market acceptance; or

       - Perform to the level necessary to generate good customer references and repeat customers.

       If implementation services constitute a significant part of a product sales transaction, we recognize a substantial portion of our revenues from such sales transaction upon the delivery of these services. As a result, delays in service delivery could cause significant reduction in our license revenues and operating results for any particular period. The occurrence of any of these events could seriously harm our business, financial condition and results of operations.

WE NEED TO SUBSTANTIALLY EXPAND OUR DIRECT SALES OPERATIONS IF WE ARE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS AND SERVICES. IF WE FAIL TO DO SO, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       We need to substantially expand our direct sales operations if we are to increase market awareness and sales of our products and services. If we fail to increase our direct sales capabilities as we have planned, our business, financial condition and results of operations would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. As of March 31, 1999, our direct sales organization consisted of 26 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

WE ARE DEPENDENT ON AND PLAN TO INCREASE THE SIZE OF OUR PROFESSIONAL SERVICES ORGANIZATION. IF WE DO NOT ADD MORE CUSTOMER SUPPORT PERSONNEL, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. We plan to add more customer support personnel in order to address current customer support needs. If we are not successful hiring such personnel, our business, financial condition and results of operations could be seriously harmed. As of March 31, 1999, our professional services organization consisted of 11 employees. We are in a new market and there are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly-qualified service personnel that our business needs.

OUR BUSINESS COULD BE SERIOUSLY IMPACTED BY THE PRIVACY CONCERNS OF ELECTRONIC COMMERCE USERS.

       Typically, our Net Perceptions for E-commerce product captures customer preference and profile information each time a customer visits a web site or volunteers information in response to survey questions. Privacy concerns may cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten such concerns if web site users must be notified that the data captured after visiting web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Various other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If customer privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

       Our Net Perceptions for E-commerce product can use data captured with "cookies" to track demographic information and user preferences. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a computer user's hard drive, possibly without the user's knowledge, but generally removable by the user. Some countries have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed, our business, financial condition and results of operations could be seriously harmed.

WE RECENTLY ANNOUNCED NET PERCEPTIONS FOR CALL CENTERS, WHICH MAY NOT ACHIEVE MARKET ACCEPTANCE.

       We announced the commercial launch of Net Perceptions for Call Centers in November 1998 and made our initial shipments in early 1999. Net Perceptions for Call Centers has not received any degree of market acceptance. There are significant risks inherent in product introductions such as Net Perceptions for Call Centers. This product may not address some or all of the needs of customers and may contain undetected errors or failures. A lack of necessary features or errors or failures in Net Perceptions for Call Centers will likely result in loss or delay of market acceptance for this product. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of Net Perceptions for Call Centers, which may not occur on a timely basis or at all.

WE ARE DEPENDENT ON POTENTIAL NEW PRODUCTS. IF THESE POTENTIAL NEW PRODUCTS ARE NOT LAUNCHED ON A TIMELY BASIS OR DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       We currently have plans to introduce and market potential new products in 1999. If these potential new products are not launched on a timely basis or do not achieve market acceptance, our business, financial condition and results of operations will be seriously harmed. Our potential new products are:

       - Net Perceptions for Marketing Campaigns, which is being designed to be a tool for producing targeted promotional electronic mail messages; and

       - Net Perceptions for Knowledge Management, which is being designed to apply the real-time relationship management capabilities of our recommendation platform to knowledge management.

       Our potential new products are subject to significant technical risks. We may fail to introduce or deploy such potential new products on a timely basis, or at all. In the past, we have experienced significant delays in the commencement of commercial shipments of our new releases and new products. These delays caused customer frustrations and delay or loss of product revenues. Some of our competitors currently offer products with features and functionality similar to those that may be offered in our potential new products. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new releases or new products. Our business, financial condition and results of operations would be seriously harmed if customers defer material orders in anticipation of new releases or new product introductions.

       The software products we offer are complex and may contain undetected errors or failures when first introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction. We experienced delays in release or lost revenues during the period required to correct these errors. We may discover errors in new releases or new products after the commencement of commercial shipments, despite testing by our personnel and our current and potential customers. This may result in loss of or delay in market acceptance of our products, which could seriously harm our business, financial condition and results of operations.

WE DEPEND ON THE CONTINUED GROWTH OF OUR CUSTOMER BASE AND THE RETENTION OF OUR CUSTOMERS. IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       Our success is dependent on the continued growth of our customer base and the retention of our customers. We currently depend on a limited number of key, high-profile customers. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market such products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a limited license for our products and services for evaluation. If such evaluation is successful, the customer may purchase a license to expand the use of our products in its organization or license additional products and services. If we fail to generate repeat and expanded business from our current and future customers, our business, financial condition and results of operations would be seriously harmed.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR BUSINESS WILL BE SERIOUSLY HARMED.

       The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions, and evolving industry standards.

       The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To be successful, we need to develop and introduce new software products and enhancements to existing products on a timely basis that:

       - Keep pace with technological developments and emerging industry standards; and

       -   Address the increasingly sophisticated needs of our customers.

       In addition, we may:

       - Fail to develop and market new products and enhancements to existing products that respond to technological changes or evolving industry standards;

       - Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and enhancements to existing products; and

       - Fail to develop new products and enhancements to existing products that adequately meet the requirements of the marketplace or achieve market acceptance.

       In any such event, our business, financial condition and results of operations would be seriously harmed.

WE RELY ON RESELLERS AND NEED TO DEVELOP THIS SALES CHANNEL. IF OUR RESELLER CHANNEL DOES NOT PERFORM ADEQUATELY, OUR BUSINESS COULD BE SERIOUSLY HARMED.

       We intend to increase the proportion of our customers licensed through our reseller channels, which include distributors, resellers and systems integrators. Our failure to achieve this could seriously harm our business, financial condition and results of operations. Our agreements with such resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of these resellers do not have minimum purchase or resale requirements. Many of these resellers carry product lines that are competitive with our product lines. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current resellers or successfully recruit new resellers. Events or occurrences of this nature could seriously harm our business, financial condition and results of operations. In addition, any sales through resellers will have lower gross margins than direct sales.

WE RELY ON ORIGINAL EQUIPMENT MANUFACTURERS AND NEED TO DEVELOP THIS SALES CHANNEL. IF OUR ORIGINAL EQUIPMENT MANUFACTURER CHANNEL DOES NOT PERFORM ADEQUATELY, OUR BUSINESS COULD BE SERIOUSLY HARMED.

       We intend to increase sales through original equipment manufacturers. We may fail to implement this strategy, which could seriously harm our business, financial condition and results of operations. We are currently investing, and intend to continue to invest, resources to develop this sales channel. Such investments could seriously harm our operating margins. We depend on our original equipment manufacturers' abilities to develop product enhancements or new products on a timely and cost-effective basis that will meet changing customer needs and respond to emerging industry standards and other technological changes. Our original equipment manufacturers may not effectively meet these technological challenges. These original equipment manufacturers:

       -   Are not within our control;

       - May incorporate into their products the technologies of other companies in addition to or in place of our technologies; and

       -   Are not obligated to purchase our products.

Our original equipment manufacturers may not continue to carry our products. Our inability to recruit, or our loss of, important original equipment manufacturers could seriously harm our business, financial condition and results of operations. In addition, any sales through original equipment manufacturers will have lower gross margins than direct sales.

WE DEPEND ON INTERNATIONAL SALES AND, THEREFORE, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

       We recognized 17% of our total revenues for the three months ended March 31, 1999 and 13% in 1998 through licenses and services sold to customers located outside of the United States. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must continue to expand our international sales and marketing activities in order to be successful. To successfully expand international sales, we must:

       -   Establish international operations;

       -   Hire international personnel; and

       -   Recruit additional international resellers.

       This will require significant management attention and financial resources and could seriously harm our operating margins. We have very limited experience in marketing, selling and distributing our products and services internationally. We currently have one employees located in the United Kingdom. All other employees are located in the United States. The acceptance and use of the Internet in international markets are in earlier stages of development than in the United States, particularly with the Internet as a method for conducting commerce. If the Internet or electronic commerce fail to gain sufficient acceptance in international markets or we fail to further expand our international operations in a timely manner, our business, financial condition and results of operations could be seriously harmed. In addition, we may fail to maintain or increase international market demand for our products.

WE DEPEND ON TECHNOLOGY LICENSED FROM OTHER PARTIES. IF WE ARE UNABLE TO CONTINUE TO UTILIZE SUCH TECHNOLOGY, OUR BUSINESS WOULD BE SERIOUSLY HARMED.

       We license personalization screening and collaborative filtering technology known as the "GroupLens" technology from the University of Minnesota pursuant to an exclusive, worldwide, license agreement. The exclusive rights granted are subject to non-exclusive rights retained by:

       -   AT&T Corporation, for portions of the technology funded by AT&T;

       - The United States government, for government-funded aspects of the technology, but solely for government purposes; and

       - The University of Minnesota, for its own educational and research purposes.

       The license agreement also provides that for the three academic years ending in the spring of 2000, we will pay research fees to the University of Minnesota for exclusive rights to commercial applications that the research may produce related to improvements to the GroupLens technology. If the agreement is terminated prior to the end of the 1999-2000 academic year or if we are unable to renew the agreement, we will no longer have access to the research conducted by the University of Minnesota, which could result in an increased burden on our product development department, as well as a reduction in improvements to our core technology. We may not be able to renew the agreement, hire adequate personnel to meet any increased demands on our product development department, or continue to advance our technology on a timely basis. If we are unable to renew the agreement, hire sufficient personnel or develop product improvements in a timely manner, our business, financial condition and results of operations would be seriously harmed.

       We integrate third-party software in our software products. For instance, we license the Orbix object request broker from IONA Technologies for use in our Net Perceptions for E-commerce, Net Perceptions for Call Centers and Net Perceptions Recommendation Engine products. The agreement expires in July 2001. The third-party software may not continue to be available to us on commercially reasonable terms. We may not be able to renew this agreement or develop alternative technology. If we cannot maintain licenses to key third-party software, such as Orbix, develop similar technology or license similar technology from another source on a timely or commercially feasible basis, our business, financial condition and results of operations could be seriously harmed.

WE ARE DEPENDENT UPON KEY PERSONNEL. THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE WOULD SERIOUSLY HARM OUR BUSINESS.

       Our future success depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our business, financial condition and results of operations. None of these persons is bound by an employment agreement. As of March 31, 1999, Net Perceptions consisted of only 99 employees. We only carry key person life insurance on Steven J. Snyder, our President and Chief Executive Officer. The amount of such policy is $1,000,000. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for such personnel is intense, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business, financial condition and results of operations could be seriously harmed.

WE DEPEND ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ELECTRONIC COMMERCE. IF THE USE OF THE INTERNET AND ELECTRONIC COMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       Our future revenues depend upon the increased acceptance and use of the Internet and other online services as a medium of commerce. Rapid growth in the use of the Internet, the web and online services is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently-introduced services and products over the Internet are subject to a high level of uncertainty and few proven services and products exist.

       In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally.

       Our business, financial condition and results of operations would be seriously harmed if:

       - Use of the Internet, the web and other online services does not continue to increase or increases more slowly than expected;

       - The infrastructure for the Internet, the web and other online services does not effectively support expansion that may occur; or

       - The Internet, the web and other online services do not become a viable commercial marketplace, which would inhibit the development of electronic commerce and of the need for our Net Perceptions for E-commerce product.

PROTECTION OF OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATE.

       We are a technology company. Our success depends on protecting our intellectual property, which are our most important assets. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed.

       We license our software and require our customers to enter into license agreements, which impose restrictions on our customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

       We have four pending U.S. patent applications. We also have license rights to one issued U.S. patent, one allowed U.S. patent application and one pending U.S. patent application from the University of Minnesota. We have no issued foreign patents, nor do we have any pending foreign patent applications. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. It is also possible that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

       Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

       There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have from time to time received claims that we are infringing third parties' intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business, financial condition and results of operations.

IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

       We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 14 at December 31, 1996 to 34 at December 31, 1997 to 70 at December 31, 1998 to 99 at March 31, 1999. We also plan to expand the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. Our failure to do so could seriously harm our business, financial condition and results of operations.

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness.")

OUR CURRENT REVENUE RECOGNITION PRACTICES MAY NEED TO CHANGE, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

       The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," in October 1997 and amended it by Statement of Position 98-4. We adopted SOP 97-2 effective January 1, 1998. We believe our current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. However, full implementation guidelines for these standards have not yet been issued. Once available, our current revenue accounting practices may need to change and such changes could seriously harm our future revenues and earnings.

INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

       As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules or regulations could limit the market for our products and services, which could seriously harm our business, financial condition and results of operations. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/customer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a communications and commercial medium.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

       We expect that the net proceeds from the initial public offering will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition and results of operations.

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS.

       Because our customers use our products for mission-critical applications such as electronic commerce, errors or defects in or other performance problems with our products could result in financial or other damages to our customers. Our customers could seek damages for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business, financial condition and results of operations.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

       In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 1999, the Company submitted two matters to its stockholders by written consent in lieu of a stockholders meeting:

On January 20, 1999, the Company's stockholders approved an amendment to the Company's 1996 Stock Plan, which amendment increased the number of shares reserved for issuance under the plan by 550,000. The number of shares of each class and series outstanding was as follows (of which a majority of the holders of each class and series of stock outstanding voted to approve the action):

                                     Outstanding
           Series A Preferred Stock   1,084,065
           Series B Preferred Stock   1,982,368
           Series C Preferred Stock   2,317,917
           Common Stock               3,316,654

On April 8, 1999, the Company's stockholders approved (i) an amendment and restatement of the Company's Certificate of Incorporation filed prior to the initial public offering, which, among other things, effected a two-for-one stock split of the Company's outstanding Preferred Stock and Common Stock; (ii) an amendment and restatement of the Company's Certificate of Incorporation filed following the closing of the initial public offering, which, among other things, increased the number of authorized shares of Common Stock and eliminated the right of stockholders to take action by written consent; (iii) an amendment and restatement of the Company's bylaws, which, among other things, limited the stockholders' right to call a special meeting of the stockholders and provided for indemnification of officers and directors of the Company to the full extent authorized or permitted by under Delaware law; (iv) the adoption of the Company's 1999 Equity Incentive Plan; (v) the adoption of the Company's Employee Stock Purchase Plan; (vi) the adoption of the Company's 1999 Non-Employee Director Option Plan; and (vii) a form of indemnification agreement to be entered into with each of the officers and directors of the Company. The number of shares of each class and series outstanding was as follows (of which a majority of the holders of each class and series of stock outstanding voted to approve the action):

                                     Outstanding
           Series A Preferred Stock   1,084,065
           Series B Preferred Stock   1,932,368
           Series C Preferred Stock   2,317,917
           Common Stock               3,353,206

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

       Exhibit 27.  Financial Data Schedule

   (b) No reports on Form 8-K were filed by Net Perceptions during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NET PERCEPTIONS, INC.



           Date: [ June 1, 1999]         By:  /s/ Thomas M. Donnelly
                                             -----------------------------------
                                              Thomas M. Donnelly
                                              CHIEF FINANCIAL OFFICER

                                              (Duly authorized officer and
                                              prinicpal financial and accounting
                                              officer)
                                                ------------------