Form 10-Q
period 1999-06-30
NET PERCEPTIONS INC
filed 1999-08-16
CIK 1078203

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999





     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ________, TO _______.

-------------------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JULY 31, 1999 WAS 21,963,857.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 1999


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX
-------------------------------------------------------------------------------

                                                                                                            PAGE
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Condensed Balance Sheets as of June 30, 1999 and December 31, 1998                                   3

            Condensed Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998         4

            Condensed Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998                   5

            Notes to Condensed Financial Statements                                                              6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8


PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                                                        25

      Item 4.  Submission of Matters to a Vote of Security Holders                                              26

      Item 6.  Exhibits and Reports on Form 8-K                                                                 26


SIGNATURES                                                                                                      27


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                June 30,             December 31,
                                                                                  1999                  1998
                                                                              -----------            ------------
                                                                              (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                               $   40,460             $     972
      Short-term investments                                                       5,588                     -
      Accounts receivable                                                          3,554                 3,382
      Prepaid expenses and other current assets                                      619                   142
                                                                              -----------            ------------
            Total current assets                                                  50,221                 4,496

 Marketable securities                                                             8,631                     -
 Property and equipment, net                                                       2,022                 1,019
 Other assets                                                                        227                   122
                                                                              -----------            ------------
            Total assets                                                      $   61,101             $   5,637
                                                                              -----------            ------------
                                                                              -----------            ------------

 LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses                                   $    4,185             $   1,666
      Deferred revenue                                                             2,278                 2,107
      Current portion of long-term liabilities                                       478                   255
                                                                              -----------            ------------
            Total current liabilities                                              6,941                 4,028

 Long-term liabilities, net of current portion                                       845                   538
                                                                              -----------            ------------
            Total liabilities                                                      7,786                 4,566
                                                                              -----------            ------------

 Commitments and contingencies

 Series A Convertible Redeemable Preferred Stock at redemption value                   -                   650

 Stockholders' equity:
      Series B Convertible Preferred Stock                                             -                     -
      Series C Convertible Preferred Stock                                             -                     -
      Common Stock                                                                     2                     1
      Additional paid-in capital                                                  70,029                11,137
      Accumulated deficit                                                        (16,716)              (10,717)
                                                                              -----------            ------------
           Total stockholders' equity                                             53,315                   421
                                                                              -----------            ------------
           Total liabilities, convertible redeemable preferred stock
                and stockholders' equity                                      $   61,101             $   5,637
                                                                              -----------            ------------
                                                                              -----------            ------------

               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                             ----------------------------   --------------------------
                                                1999              1998         1999            1998
                                             ----------        ----------   ----------     -----------
                                                      (Unaudited)                  (Unaudited)
 Revenues:
    Product                                  $    2,104        $      889   $    3,665     $    1,506
    Service and maintenance                         710               100        1,044            153
                                             ----------        ----------   ----------     -----------
       Total revenues                             2,814               989        4,709          1,659

 Cost of revenues:
    Product                                          59                 9           95             15
    Service and maintenance                         491                65          804            100
                                             ----------        ----------   ----------     -----------
       Total cost of revenues                       550                74          899            115

 Gross margin                                     2,264               915        3,810          1,544

 Operating expenses:
    Sales and marketing                           2,558             1,107        4,295          2,039
    Research and development                      2,033               507        3,569            875
    General and administrative                      813               292        1,387            518
    Stock compensation expense                      364                59          867             66
                                             ----------        ----------   ----------     -----------
       Total operating expenses                   5,768             1,965       10,118          3,498
                                             ----------        ----------   ----------     -----------

 Loss from operations                            (3,504)           (1,050)      (6,308)        (1,954)

 Other income, net                                  381                38          309             66
                                             ----------        ----------   ----------     -----------
 Net loss                                    $   (3,123)       $   (1,012)  $   (5,999)    $   (1,888)
                                             ----------        ----------   ----------     -----------
                                             ----------        ----------   ----------     -----------


 Net loss per share:

 Basic and diluted                           $    (0.20)       $    (0.31)  $    (0.60)    $    (0.61)

 Shares used in computing basic and
    diluted net loss per share               15,476,110         3,265,926   10,007,654      3,073,587
                                             ----------        ----------   ----------     -----------
                                             ----------        ----------   ----------     -----------

 Pro forma basic and                         $    (0.17)       $    (0.07)  $    (0.35)    $    (0.14)
     diluted net loss per share

 Shares used in computing pro forma
    basic and diluted net loss per share     18,676,720        13,934,626   16,942,309     13,503,417
                                             ----------        ----------   ----------     -----------
                                             ----------        ----------   ----------     -----------

               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Six Months Ended   Six Months Ended
                                                                              June 30,           June 30,
                                                                                1999               1998
                                                                          ----------------   ----------------
                                                                             (Unaudited)        (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $      (5,999)     $        (1,888)
    Reconciliation of net loss to net cash used by operating
       activities:
       Depreciation and amortization                                                307                  112
       Stock compensation expense                                                   867                   66
       Changes in operating assets and liabilities:
         Accounts receivable                                                       (173)              (1,357)
         Accounts payable and accrued expenses                                    2,594                  359
         Deferred revenue                                                           171                  629
         Other                                                                     (256)                  56
                                                                          ----------------   ----------------
          Net cash used in operating activities                                  (2,489)              (2,023)
                                                                          ----------------   ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity (purchase) of short-term investments and marketable               (14,219)               3,439
      securities
    Purchases of property and equipment                                          (1,317)                 (96)
                                                                          ----------------   ----------------
         Net cash provided by (used in) investing activities                    (15,536)               3,343
                                                                          ----------------   ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                                  53,558                1,091
    Proceeds from exercise of stock options, net of redemptions                      93                    1
    Proceeds from issuance of (principal payments under) debt
       obligations                                                                3,862                  (60)
                                                                          ----------------   ----------------
         Net cash provided by financing activities                               57,513                1,032
                                                                          ----------------   ----------------

 Net increase in cash and cash equivalents                                       39,488                2,352
 Cash and cash equivalents at beginning of period                                   972                1,407
                                                                          ----------------   ----------------
 Cash and cash equivalents at end of period                               $      40,460      $         3,759
                                                                          ----------------   ----------------
                                                                          ----------------   ----------------

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on April 22, 1999 (File No. 333-71919). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a significant effect on our financial condition or results of operations.

In November 1998, the FASB cleared for issuance SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal 2000. We believe that our current revenue recognition policies and practices for perpetual licenses are consistent with the provisions of the new guidance. However, with respect to term licenses, the effect of SOP 98-9 would be to recognize a portion of term license fees ratably over the license term beginning January 1, 2000 for term licenses which are sold with maintenance. We are currently addressing the impact of this SOP and anticipate that further guidance will be issued. Our current pricing practices for term licenses may need to change so that this SOP does not have a material effect on our financial position or results of operations.

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was $381,000 and $135,000 at June 30, 1999 and 1998, respectively.

NOTE 4. NOTES PAYABLE

On February 4, 1999, we borrowed $4.0 million from a foreign corporate investor pursuant to a convertible promissory note due January 31, 2000 and bearing interest at the rate of 8% per annum. The note automatically converted into shares of our common stock upon the closing of our initial public offering (See
Note 7). Accordingly, on April 28, 1999, the principal and accrued interest on the note were converted into 290,911 shares of common stock at $14 per share.

In June 1999, we entered into a commercial loan agreement with a financing company related to the purchase of a three-year term directors and officers insurance policy. The $450,000 note accrues interest at 5.98% per annum and is payable in monthly installments through June 2001.

NOTE 5.  STOCK SPLIT

On April 20, 1999, we effected a 2-for-1 stock split of the then issued and outstanding capital stock. All references to common stock and preferred stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

NOTE 6.  NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase, which consisted primarily of founders' shares, aggregated 1,588,909 and 3,058,660 at June 30, 1999 and 1998, respectively. Diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance (See Note
7).

NOTE 7.  INITIAL PUBLIC OFFERING

On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46,094,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Concurrent with the closing of the initial public offering, all shares of preferred stock outstanding were converted on a 1-to-1 basis into 10,668,700 shares of common stock.

On May 20, 1999, the underwriters on our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 25, 1999, we sold 547,500 shares of common stock, generating an additional $7,113,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53,207,000, net of underwriting discounts and commissions and estimated offering expenses.

NOTE 8.  SUBSEQUENT EVENT

On July 23, 1999, we completed the formation of Net Perceptions Japan K.K., a joint venture between Net Perceptions, Inc. and the Japanese companies of Trans Cosmos, Inc., NTT Software and Toyo Information Systems. Under the terms of the agreement, we have granted Net Perceptions Japan K.K. the exclusive rights to sell, market, distribute and support Net Perceptions' products in Japan. We are obligated to invest 45 million Yen (approximately $400,000) in the joint venture no later than August 31,1999 in return for a 45% ownership interest in the joint venture.

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

OVERVIEW

Net Perceptions is a leading provider of marketing solutions that enable Internet and traditional retailers to market to customers on a personalized, one-to-one-basis in real time. With our software solutions, a retailer learns from each customer interaction and, based on the information received, adjusts marketing messages or product offerings to that customer in real time. We define our product offerings as "real-time personalization solutions." Our products enable effective real-time personalization by analyzing past and current customer behavior, including purchase history, stated preferences, demographic information and Internet browsing behavior. Based on this analysis, our products use proprietary collaborative filtering technology to anticipate other merchandise or information a customer is likely to be interested in purchasing or viewing. We believe that retailers that implement our solutions can attract more customers, generate more products per order and increase customer loyalty.

We also provide our customers with a comprehensive array of services, including training and consulting services, software updates, documentation updates, telephone support and web-based support. We market our products and services through our direct sales organization and through indirect distribution channels, including resellers, systems integrators and original equipment manufacturers.

To date, we have focused on providing solutions to electronic commerce retailers and substantially all of our product revenues through June 30, 1999 were attributable to our Net Perceptions for E-commerce product. We anticipate that Net Perceptions for E-commerce will continue to account for a substantial portion of our product revenues for the foreseeable future. Consequently, a decline in the price of or demand for Net Perceptions for E-commerce, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

We market the majority of our products through our direct sales force. Sales derived through indirect channels accounted for approximately 14% and 8% of our total revenues for the three months ended June 30, 1999 and 1998, respectively. We expect that sales derived through indirect channels will increase as a percentage of total revenues. Sales through indirect channels have lower average selling prices and gross margins than direct sales. As a result, we expect that our gross margins on product sales will decline if sales through indirect channels increase.

We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 1999, we had an accumulated deficit of $16.7 million. Our net loss was $3.1 million for the three months ended June 30, 1999, $6.0 million for the six months ended June 30, 1999, $5.0 million in 1998 and $4.7 million in 1997. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant growth in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. We do not expect to achieve profitability in 1999 or 2000.

Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates are sustainable or indicative of future growth rates.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                                  1999         1998          1999          1998
                                                                --------     --------      --------      --------
 Revenues:
    Product                                                        75%           90%           78%           91%
    Service and maintenance                                        25            10            22             9
                                                                --------     --------      --------      --------
       Total revenues                                             100           100           100           100

 Cost of revenues:
    Product                                                         2             1             2             1
    Service and maintenance                                        17             7            17             6
                                                                --------     --------      --------      --------
       Total cost of revenues                                      19             8            19             7

 Gross margin                                                      81            92            81            93

 Operating expenses:
    Sales and marketing                                            91           112            91           123
    Research and development                                       72            51            76            53
    General and administrative                                     29            30            29            31
    Stock compensation expense                                     13             6            18             4
                                                                --------     --------      --------      --------
       Total operating expenses                                   205           199           214           211
                                                                --------     --------      --------      --------

 Loss from operations                                            (124)         (107)         (133)         (118)

 Other income, net                                                 14             4             7             4
                                                                --------     --------      --------      --------
 Net loss                                                        (110)%        (103)%        (126)%        (114)%
                                                                --------     --------      --------      --------
                                                                --------     --------      --------      --------

REVENUES

TOTAL REVENUES. Total revenues were $2.8 million and $989,000 for the three months ended June 30, 1999 and 1998, respectively. International sales accounted for approximately 24% and 6% of our total revenues for the quarters ended June 30, 1999 and 1998, respectively. International sales accounted for approximately 22% and 9% of our total revenues for the six months ended June 30, 1999 and 1998, respectively. The majority of international sales to-date were made in Canada, Europe and Asia by our direct sales force located in the United States and London.

We recognize revenue in accordance with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." We derive revenues from the sale of software licenses, post-contract support ("support") and consulting services. Support includes telephone and web-based technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services include implementation, training, and consulting. In software arrangements that include rights to multiple software products, specified upgrades, support and/or services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

LICENSE REVENUES. We currently derive substantially all of our license revenues from our Net Perceptions for E-commerce product. Revenues from licenses increased by 137% from $889,000 for the quarter ended June 30, 1998 to $2.1 million in the comparable quarter in 1999. Software license fees increased 143% from $1.5 million for the six months ended June 30, 1998 to $3.7 million in the comparable period in 1999. The growth of revenues in absolute dollars is largely a result of our sales and marketing efforts, specifically the expansion of our direct sales force, and the increased market acceptance of our products. While higher unit sales volumes accounted for the majority of the growth in revenues, we have also achieved an increase in our average order size through sales efforts focused on larger accounts. We intend to continue to enhance our current software products as well as develop new software products. As a result, we anticipate that revenues from product licenses will continue to represent a majority of our revenues in the foreseeable future. We expect that prior percentage growth rates of our license revenues will not be sustainable in the future.

SERVICE AND MAINTENANCE REVENUES. Service and maintenance revenues increased by 610% from $100,000 for the quarter ended June 30, 1998 to $710,000 in the comparable quarter in 1999. Services and maintenance revenues increased by 580% from $153,000 for the six months ended June 30, 1998 to $1.0 million in the comparable period in 1999. This growth is due to increased licensing activity, which has resulted in increased revenues from maintenance and support, training and consulting services and to the expansion of our services capabilities through the hiring of additional services personnel. Prior growth rates of our installed base and, consequently, in our service revenues, may not be sustainable in the future.

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of license revenues increased from $9,000 for the quarter ended June 30, 1998 to $59,000 for the comparable quarter in 1999, representing 1% and 3% of the related license revenues in such quarters. Cost of license revenues increased from $15,000 for the six months ended June 30, 1998 to $95,000 in the comparable 1999 period, representing 1% and 3% of related license revenues in the such periods. The increases in the dollar amount of cost of license were primarily due to higher volumes of product shipped. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of license revenues will increase in dollar amounts and as a percentage of license revenues in the future.


COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of personnel-related costs incurred in providing telephone and web-based support, consulting services and training to customers. Cost of service and maintenance revenues increased from $65,000 for the quarter ended June 30, 1998 to $491,000 in the comparable quarter in 1999, representing 65% and 69% of the related services and maintenance revenues in such quarters. Cost of service and maintenance revenues increased from $100,000 for the six months ended June 30, 1998 to $804,000 in the comparable period in 1999, representing 65% and 77% of the related services and maintenance revenues in such periods. Cost of service and maintenance revenues increased significantly in absolute dollars and as a percentage of revenue primarily due to increased personnel-related costs incurred as we continue to build our customer support, education and training, and consulting services organization. We believe that the cost of service and maintenance revenues will increase in dollar amounts but decrease as a percentage of service and maintenance revenues in the future due to higher utilization of our services personnel.

OPERATING EXPENSES

Operating expenses were $5.8 million in the quarter ended June 30, 1999 and $2.0 million in the comparable quarter of 1998. Operating expenses were $10.1 million in the six months ended June 30, 1999 and $3.5 million in the comparable quarter of 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and incentive compensation for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $2.6 million and $1.1 million, or 91% and 112% of total revenues, for the quarters ended June 30, 1999 and 1998, respectively. Sales and marketing expenses were $4.3 million and $2.0 million, or 91% and 123% of total revenues, for the six months ended June 30, 1999 and 1998, respectively. The increases in sales and marketing expenses in absolute dollar amounts were primarily attributable to increased personnel-related costs related to increased headcount in our sales and marketing organizations and a related increase in incentive compensation paid to sales personnel. We believe that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as we continue to expand our direct sales force and further promote our products.

RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of personnel-related costs, contractor expenses and related equipment costs. Research and development expenses were $2.0 million and $507,000, or 72% and 51% of total revenues, for the quarters ended June 30, 1999 and 1998, respectively. Research and development expenses were $3.6 million and $875,000, or 76% and 53% of total revenues, for the six months ended June 30, 1999 and 1998, respectively. The increases in research and development in absolute dollar amounts were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product line. We believe that continued investment in research and development expenses is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $813,000 and $292,000, or 29% and 30% of total revenues, for the quarters ended June 30, 1999 and 1998, respectively. General and administrative expenses increased from $518,000 for the six months ended June 30, 1998 to $1.4 million in the comparable period in 1999, or 29% and 31% of total revenues, respectively. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations.

STOCK COMPENSATION. Compensation related to stock options granted through June 30, 1999 was approximately $3,146,000. Of this amount, we recorded stock compensation expense of $364,000 and $59,000 in the three months ended June 30, 1999 and 1998, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Stock compensation expense is recognized over the vesting period of the options, generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

OTHER INCOME, NET. Other income, net consists of interest income, interest expense and other expense. Other income, net was $381,000 and $38,000 for the three months ended June 30, 1999 and 1998, respectively. Other income for the three months ended June 30, 1999 consists primarily of interest earned on proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through June 30, 1999. As the future realization of the tax benefit resulting from these losses is not sufficiently assured, we have recorded a valuation allowance for the full amount of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999 and 1998, cash used by operating activities was $2.5 million and $2.0 million, respectively. Net cash used in operations for the six months ended June 30, 1999 was primarily attributable to the net loss generated during the period offset by non-cash charges and an increase in accounts payable and accrued expenses resulting from increased operating activities.

During the six months ended June 30, 1999 and 1998, our investing activities consisted primarily of purchases of marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

Cash used to purchase property and equipment was $1.3 million and $96,000 during the six months ended June 30, 1999 and 1998, respectively, primarily for furniture and computer equipment for our growing employee base. During the six months ended June 30, 1998, we generally funded the purchase of property and equipment with capital leases. We expect that the rate of purchases of property and equipment will continue to increase as our employee base grows. Our principal commitments consist primarily of leases on our facilities.

The net cash provided by financing activities during the six months ended June 30, 1999 and 1998 was $57.5 million and $1.0 million, respectively. On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46,094,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On May 20, 1999, the underwriters on our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 25, 1999, we sold 547,500 shares of common stock, generating an additional $7,113,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53,207,000, net of underwriting discounts and commissions and estimated offering expenses.

As of June 30, 1999, we had $40.5 million in cash and cash equivalents, $14.2 million in short-term investments and marketable securities and $43.3 million of working capital. We expect to experience significant growth in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that current cash and investment balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

We designed our current products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. We continue to respond to customer questions about non-current versions of our products on a case-by-case basis.

We have not tested all software obtained from third parties. However, we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions.

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

We are assessing our material internal information and non-information technology systems, including both our own software products and third-party software and hardware technology. We expect to complete testing of our information technology systems later in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. We are not currently aware of any significant operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

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

We have funded our Year 2000 plan from cash balances and have not separately accounted for these costs in the past. To date, these costs have not been significant. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products and product engineering. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and results of operations.

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

     -    Market readiness for our products;

     - Changes in our pricing policies or those of our competitors; - o Our ability to expand our sales and marketing operations, including hiring additional sales personnel;

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

       We had net losses of $3.1 million in the three months ended June 30, 1999, $6.0 million for the six months ended June 30, 1999, $5.0 million in 1998 and $4.7 million in 1997. As of June 30, 1999, we had an accumulated deficit of $16.7 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 1999 or 2000. We expect that our losses will continue to increase in 1999. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant quarterly revenues to achieve profitability. We may never achieve profitability. Although our revenues have grown, we do not believe that we can sustain these growth rates, or that such growth rates are indicative of future revenue growth rates.

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

OUR PRODUCTS HAVE A LENGTHY SALES CYCLE. AS A RESULT, IT IS DIFFICULT TO PREDICT THE QUARTER IN WHICH A SALE MAY OCCUR.

       We are one of the first companies to market real-time personalization software. As a result, we must educate potential customers on the use and benefits of our products. In addition, we believe that the purchase of our products is relatively discretionary and involves a significant commitment of capital and other resources by a customer. As a result, it usually takes our sales organization several months to finalize a sale. This makes it difficult to predict the quarter in which a sale may occur.

WE HAVE A LENGTHY IMPLEMENTATION CYCLE. IN ADDITION, ONLY A SMALL NUMBER OF OUR CUSTOMERS HAVE A DEPLOYED AND OPERATING APPLICATION UTILIZING OUR PRODUCTS. AS A RESULT, WE CANNOT BE CERTAIN THAT OUR PRODUCTS WILL PERFORM AND BE RECEIVED AS WE EXPECT.

       The implementation, including application design and deployment, of our products requires a significant commitment of resources by our customers. The time required for implementation of Net Perceptions for E-commerce and Net Perceptions for Call Centers has varied depending on the customer's application of the product. Additionally, implementation of Net Perceptions for E-Commerce often does not begin until a customer otherwise undertakes to update its web site, which generally occurs only once or twice per year.

       We have currently licensed our products to more than 110 customers. However, only a limited number of these customers have a deployed and operating application utilizing our products. Because most of our customers have not yet fully implemented and deployed our products, we cannot be certain that our products will:

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

       We need to substantially expand our direct sales operations if we are to increase market awareness and sales of our products and services. If we fail to increase our direct sales capabilities as we have planned, our business, financial condition and results of operations would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. As of June 30, 1999, our direct sales organization consisted of 35 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

WE ARE DEPENDENT ON AND PLAN TO INCREASE THE SIZE OF OUR PROFESSIONAL SERVICES ORGANIZATION. IF WE DO NOT ADD MORE CUSTOMER SUPPORT PERSONNEL, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. We plan to add more customer support personnel in order to address current customer support needs. If we are not successful hiring such personnel, our business, financial condition and results of operations could be seriously harmed. As of June 30, 1999, our professional services organization consisted of 14 employees. We are in a new market and there are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly-qualified service personnel that our business needs.

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

       We currently have plans to introduce and market potential new products in 1999 and 2000. If these potential new products are not launched on a timely basis or do not achieve market acceptance, our business, financial condition and results of operations will be seriously harmed. Our potential new products are:

     - Net Perceptions for Ad Targeting, which is being designed to be a tool for targeting online banner advertisements; and

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

WE DEPEND ON INTERNATIONAL SALES AND, THEREFORE, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

       Licenses and services sold to customers located outside of the United States accounted for approximately 24% and 6% of our total revenues for the quarters ended June 30, 1999 and 1998, respectively. International sales accounted for approximately 22% and 9% of our total revenues for the six months ended June 30, 1999 and 1998, respectively. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must continue to expand our international sales and marketing activities in order to be successful. To successfully expand international sales, we must:

     -    Establish international operations;

     -    Hire international personnel; and

     -    Recruit additional international resellers.

       This will require significant management attention and financial resources and could seriously harm our operating margins. We have very limited experience in marketing, selling and distributing our products and services internationally. We currently have four employees located in the United Kingdom. All other employees are located in the United States.

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

       Our future success depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our business, financial condition and results of operations. None of these persons is bound by an employment agreement. As of June 30, 1999, Net Perceptions consisted of 130 employees. We only carry key person life insurance on Steven J. Snyder, our President and Chief Executive Officer. The amount of such policy is $1,000,000. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for such personnel is intense, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business, financial condition and results of operations could be seriously harmed.

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

       We have four pending U.S. patent applications. We also have license rights to one issued U.S. patent and two allowed U.S. patent applications from the University of Minnesota. We have no issued international patents. We have two pending international patent applications. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. It is also possible that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

       We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 14 at December 31, 1996 to 34 at December 31, 1997 to 70 at December 31, 1998 to 130 at June 30, 1999. We also plan to expand the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. Our failure to do so could seriously harm our business, financial condition and results of operations.

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness.")

OUR CURRENT REVENUE RECOGNITION PRACTICES MAY NEED TO CHANGE, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

       The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," in October 1997 and amended it by Statements of Position 98-4 and 98-9. However, full implementation guidelines for these standards have not yet been issued and there may be additional new pronouncements issued in the future. Our current revenue accounting practices may need to change and such changes could seriously harm our future revenues and earnings.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Changes in Securities.

During the quarter ended March 31, 1999, we granted options to purchase 530,936 shares of common stock to employees, consultants and other service providers of the Company under our 1996 Stock Plan.

During the quarter ended March 31, 1999, employees, consultants and other service providers of the Company exercised options to purchase 77,816 shares of common stock.

During the quarter ended June 30, 1999 and prior to the closing of our initial public offering, we granted options to purchase 435,000 shares of common stock to employees, consultants and other service providers of the Company under our 1999 Equity Incentive Plan and our 1996 Stock Plan.

During the quarter ended June 30, 1999 and prior to the closing of our initial public offering employees, consultants and other service providers of the Company exercised options to purchase 100,924 shares of common stock.

On April 28, 1999, the Company issued 290,911 shares of Common Stock to Trans Cosmos, Inc. pursuant to the conversion of a promissory note.

The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

(d) Use of Proceeds.

On April 28, 1999, Net Perceptions completed the initial public offering of its common stock. The managing underwriters in the offering were BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, U.S. Bancorp Piper Jaffray Inc. and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-71919). The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1999.

The offering closed on April 28, 1999 after we had sold all of the 3,650,000 shares of common stock registered under the Registration Statement. The Company sold an additional 547,500 shares of common stock registered under the Registration Statement in connection with the exercise of the underwriters' over-allotment option on May 25, 1999. The initial public offering price was $14 per share for an aggregate initial public offering of $58.8 million.

We paid a total of $4.1 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Net Perceptions or their associates, persons owning 10 percent or more of any class of equity securities of Net Perceptions or an affiliate of Net Perceptions.


                  SEC registration fee                        $      14,000
                  NASD fee                                            4,000
                  Nasdaq National Market initial listing fee         96,000
                  Printing and engraving                            271,000
                  Legal fees and expenses                           366,000
                  Accounting fees and expenses                      224,000
                  Directors and officers liability insurance        350,000
                  Blue sky fees and expenses                          5,000
                  Transfer agent fees                                 6,000
                  Miscellaneous                                     108,000
                                                              -------------

                                    Total                     $   1,444,000
                                                              =============


After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Net Perceptions from the offering were approximately $53.2 million, which have been invested in interest bearing, investment grade securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 8, 1999, the Company's stockholders approved (i) an amendment and restatement of the Company's Certificate of Incorporation filed prior to the initial public offering, which, among other things, effected a two-for-one stock split of the Company's outstanding Preferred Stock and Common Stock; (ii) an amendment and restatement of the Company's Certificate of Incorporation filed following the closing of the initial public offering, which, among other things, increased the number of authorized shares of Common Stock and eliminated the right of stockholders to take action by written consent; (iii) an amendment and restatement of the Company's bylaws, which, among other things, limited the stockholders' right to call a special meeting of the stockholders and provided for indemnification of officers and directors of the Company to the full extent authorized or permitted by under Delaware law; (iv) the adoption of the Company's 1999 Equity Incentive Plan; (v) the adoption of the Company's Employee Stock Purchase Plan; (vi) the adoption of the Company's 1999 Non-Employee Director Option Plan; and (vii) a form of indemnification agreement to be entered into with each of the officers and directors of the Company. The number of shares of each class and series outstanding was follows (of which a majority of the holders of each class and series of stock outstanding voted to approve the action):


                                                      Outstanding

                  Series A Preferred Stock             1,084,065
                  Series B Preferred Stock             1,932,368
                  Series C Preferred Stock             2,317,917
                  Common Stock                         3,353,206


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit 27.  Financial Data Schedule

(b) No reports on Form 8-K were filed by Net Perceptions during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NET PERCEPTIONS, INC.



      Date:  August 16, 1999          By: /s/ Thomas M. Donnelly
                                          ----------------------------------
                                          Thomas M. Donnelly
                                          CHIEF FINANCIAL OFFICER

                                          (Duly authorized officer and prinicpal
                                          financial and accounting officer)