Form 10-Q
period 1999-09-30
NET PERCEPTIONS INC
filed 1999-11-15
CIK 1078203

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

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999





     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM ___ TO ___.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1999 WAS 21,989,588.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                      INDEX


-------------------------------------------------------------------------------

                                                                                                            PAGE
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Condensed Balance Sheets as of September 30, 1999 and December 31, 1998                              3

            Condensed Statements of Operations for the Three and Nine Months Ended September 30,                 4
            1999 and 1998

            Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998             5

            Notes to Condensed Financial Statements                                                              6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                                                 25

SIGNATURES                                                                                                      26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                           September 30,        December 31,
                                                                               1999                 1998
                                                                           -------------        ------------
                                                                            (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                            $      27,126        $        972
      Short-term investments                                                      15,310                   -
      Accounts receivable, net                                                     4,995               3,382
      Prepaid expenses and other current assets                                      969                 142
                                                                           -------------        ------------
            Total current assets                                                  48,400               4,496

 Marketable securities                                                             7,320                   -
 Property and equipment, net                                                       3,021               1,019
 Other assets                                                                        861                 122
                                                                           -------------        ------------
            Total assets                                                   $      59,602        $      5,637
                                                                           -------------        ------------
                                                                           -------------        ------------

 LIABILITIES,  CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses                                $       4,890        $      1,666
      Deferred revenue                                                             2,803               2,107
      Current portion of long-term liabilities                                       477                 255
                                                                           -------------        ------------
            Total current liabilities                                              8,170               4,028

 Long-term liabilities, net of current portion                                       842                 538
                                                                           -------------        ------------
            Total liabilities                                                      9,012               4,566
                                                                           -------------        ------------

 Commitments and contingencies

 Series A Convertible Redeemable Preferred Stock at redemption value                   -                 650

 Stockholders' equity:
      Series B Convertible Preferred Stock                                             -                   -
      Series C Convertible Preferred Stock                                             -                   -
      Common Stock                                                                     2                   1
      Additional paid-in capital                                                  70,386              11,137
      Unrealized loss on investments                                                 (64)                  -
      Accumulated deficit                                                        (19,734)            (10,717)
                                                                           -------------        ------------
           Total stockholders' equity                                             50,590                 421
                                                                           -------------        ------------
           Total liabilities, convertible redeemable preferred stock
            and stockholders' equity                                       $      59,602        $      5,637
                                                                           -------------        ------------
                                                                           -------------        ------------

             See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                            ----------------------------    -------------------------
                                                1999             1998          1999          1998
                                            ------------     -----------    -----------   -----------
                                                     (Unaudited)                    (Unaudited)
 Revenues:
    Product                                 $    3,035       $       992    $   6,700     $    2,499
    Service and maintenance                      1,079               163        2,123            316
                                            ------------     -----------    -----------   -----------
       Total revenues                            4,114             1,155        8,823          2,815

 Cost of revenues:
    Product                                         32                10          127             25
    Service and maintenance                        782               106        1,586            205
                                            ------------     -----------    -----------   -----------
       Total cost of revenues                      814               116        1,713            230

 Gross profit                                    3,300             1,039        7,110          2,585

 Operating expenses:
    Sales and marketing                          3,275             1,144        7,570          3,185
    Research and development                     2,270               607        5,839          1,481
    General and administrative                   1,169               383        2,556            902
      Stock compensation expense                   339               112        1,206            178
                                            ------------     -----------    -----------   -----------
       Total operating expenses                  7,053             2,246       17,171          5,746
                                            ------------     -----------    -----------   -----------

 Loss from operations                           (3,753)           (1,207)     (10,061)        (3,161)

 Other income, net                                 735                24        1,044             89
                                            ------------     -----------    -----------   -----------
 Net loss                                   $   (3,018)      $    (1,183)   $  (9,017)    $   (3,072)
                                            ------------     -----------    -----------   -----------
                                            ------------     -----------    -----------   -----------

 Net loss per share:

 Basic and diluted                          $    (0.15)      $     (0.32)   $    (0.68)   $    (0.95)

 Shares used in computing basic and
    diluted net loss per share              20,587,072         3,710,262    13,281,169     3,233,906
                                            ------------     -----------    -----------   -----------
                                            ------------     -----------    -----------   -----------

 Pro forma basic and                        $    (0.15)      $    (0.08)    $    (0.50)   $    (0.22)
     diluted net loss per share

 Shares used in computing pro forma
    basic and diluted net loss per share    20,587,072        14,378,962    17,892,549     13,767,247
                                            ------------     -----------    -----------   -----------
                                            ------------     -----------    -----------   -----------

               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Nine Months Ended  Nine Months Ended
                                                                            September 30,      September 30,
                                                                                1999               1998
                                                                          -----------------  -----------------
                                                                             (Unaudited)        (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $      (9,017)     $        (3,072)
    Reconciliation of net loss to net cash used by operating
       activities:
       Depreciation and amortization                                                535                  187
       Stock compensation expense                                                 1,206                  178
       Changes in operating assets and liabilities:
           Accounts receivable                                                   (1,616)              (1,819)
           Accounts payable and accrued expenses                                  3,298                  577
           Deferred revenue                                                         697                  931
           Other                                                                 (1,125)                  (4)
                                                                          -----------------  -----------------
          Net cash used in operating activities                                  (6,022)              (3,022)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (purchase of) of short-term investments and                   (22,695)               3,439
       marketable securities
    Purchases of property and equipment                                          (2,545)                (342)
                                                                          -----------------  -----------------
         Net cash provided by (used in) investing activities                    (25,240)               3,097

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                                  53,573                1,091
    Proceeds from exercise of stock options, net of common stock                     98                   44
       repurchases
    Proceeds from issuance of (principal payments under) debt
       obligations                                                                3,745                  (97)
                                                                          -----------------  -----------------
         Net cash provided by financing activities                               57,416                1,038
                                                                          -----------------  -----------------

 Net increase in cash and cash equivalents                                       26,154                1,113
 Cash and cash equivalents at beginning of period                                   972                1,407
                                                                          -----------------  -----------------
 Cash and cash equivalents at end of period                               $      27,126      $         2,520
                                                                          -----------------  -----------------
                                                                          -----------------  -----------------

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

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a significant effect on our financial condition or results of operations.

In November 1998, the FASB cleared for issuance SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in 2000. We believe that our current revenue recognition policies and practices for perpetual licenses are consistent with the provisions of the new guidance. However, with respect to term licenses, the effect of SOP 98-9 would be to recognize a portion of term license fees ratably over the license term beginning January 1, 2000 for term licenses which are sold with maintenance. We are currently addressing the impact of this SOP and anticipate that further guidance will be issued. Our current pricing practices for term licenses may need to change so that this SOP does not have a material effect on our financial position or results of operations.

NOTE 3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was $536,000 and $204,000 at September 30, 1999 and 1998, respectively.

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

NOTE 6.  NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase, which consisted primarily of founders' shares, aggregated 1,121,707 and 2,663,646 at September 30, 1999 and 1998, respectively. Diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance (See Note 7).

NOTE 7.  INITIAL PUBLIC OFFERING

On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46,109,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Concurrent with the closing of the initial public offering, all shares of preferred stock outstanding were converted on a 1-to-1 basis into 10,668,700 shares of common stock.

On May 20, 1999, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 25, 1999, we sold 547,500 shares of common stock, generating an additional $7,113,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53,222,000, net of underwriting discounts and commissions and estimated offering expenses.

NOTE 8.  JOINT VENTURE

On July 23, 1999, we completed the formation of Net Perceptions Japan K.K., a joint venture between Net Perceptions, Inc. and the Japanese companies of Trans Cosmos, Inc., NTT Software and Toyo Information Systems. Under the terms of the agreement, we have granted Net Perceptions Japan K.K. the exclusive rights to sell, market, distribute and support Net Perceptions' products in Japan. On August 13, 1999, we invested $394,000 (45 million Yen) for a 45% ownership interest in the joint venture. Our investment in Net Perceptions Japan K.K. is included in other assets at September 30, 1999 and will be accounted for using the equity method.

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

To date, we have focused on providing solutions to electronic commerce retailers and the majority of our product revenues through September 30, 1999 were attributable to our Net Perceptions for E-commerce product. We anticipate that Net Perceptions for E-commerce will continue to account for a substantial portion of our product revenues for the foreseeable future. Consequently, a decline in the price of or demand for Net Perceptions for E-commerce, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

During the quarter ended September 30, 1999, we recognized initial product revenues from our Net Perceptions for Call Centers and Net Perceptions for Knowledge Management products. Net Perceptions for Call Centers is designed as a tool for producing targeted promotional product offerings in a call center. We announced the commercial launch of Net Perceptions for Call Centers in November 1998 and made our initial shipments during the first quarter of 1999. Net Perceptions for Knowledge Management, designed to apply the real-time relationship management capabilities of our recommendation platform to knowledge management, is our first product designed to leverage our core technology in an entirely new market. We announced the commercial launch of Net Perceptions for Knowledge Management and made our initial shipment in September 1999. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of these new products, which may not occur on a timely basis or at all.

We market the majority of our products through our direct sales force. Sales derived through indirect channels accounted for approximately 9% and 4% of our total revenues for the quarters ended September 30, 1999 and 1998, respectively. We expect that sales derived through indirect channels will increase as a percentage of total revenues. Sales through indirect channels have lower average selling prices and gross margins than direct sales. As a result, we expect that our gross margins on product sales will decline if sales through indirect channels increase.

We have sustained losses on a quarterly and an annual basis since inception. As of September 30, 1999, we had an accumulated deficit of $19.7 million. Our net loss was $3.0 million for the quarters ended September 30, 1999, $9.0 million for the nine months ended September 30, 1999, $5.0 million in fiscal year 1998 and $4.7 million in fiscal year 1997. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant growth in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses may increase significantly from current levels. We do not expect to achieve profitability in 1999 or 2000.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                                 ------------------           ------------------
                                                                  1999        1998             1999        1998
                                                                 ------      ------           ------      ------
 Revenues:
    Product                                                        74%           86%           76%           89%
    Service and maintenance                                        26            14            24            11
                                                                 ------      ------           ------      ------
       Total revenues                                             100           100           100           100

 Cost of revenues:
    Product                                                         1             1             1             1
    Service and maintenance                                        19             9            18             7
                                                                 ------      ------           ------      ------
       Total cost of revenues                                      20            10            19             8

 Gross profit                                                      80            90            81            92

 Operating expenses:
    Sales and marketing                                            80            99            86           113
    Research and development                                       55            53            66            53
    General and administrative                                     28            33            29            32
    Stock compensation expense                                      8            10            14             6
                                                                 ------      ------           ------      ------
       Total operating expenses                                   171           195           195           204
                                                                 ------      ------           ------      ------

 Loss from operations                                             (91)         (105)         (114)         (112)

 Other income, net                                                 18             2            12             3
                                                                 ------      ------           ------      ------
 Net loss                                                         (73)%        (103)%        (102)%        (109)%
                                                                 ------      ------           ------      ------
                                                                 ------      ------           ------      ------

REVENUES

TOTAL REVENUES. Total revenues were $4.1 million and $1.2 million for the three months ended September 30, 1999 and 1998, respectively. International sales accounted for approximately 15% and 13% of our total revenues for the quarters ended September 30, 1999 and 1998, respectively. International sales accounted for approximately 18% and 11% of our total revenues for the nine months ended September 30, 1999 and 1998, respectively. The majority of international sales to-date were made in Canada, Europe and Asia by our direct sales force located in the United States and London.

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

LICENSE REVENUES. Revenues from licenses increased by 206% from $992,000 for the quarter ended September 30, 1998 to $3.0 million in the comparable quarter in 1999. Software license fees increased 168% from $2.5 million for the nine months ended September 30, 1998 to $6.7 million in the comparable period in 1999. We currently derive the majority of our license revenues from our Net Perceptions for E-commerce product. The growth of revenues in absolute dollars is largely a result of our sales and marketing efforts, specifically the expansion of our direct sales force, and the increased market acceptance of our products. While higher unit sales volumes accounted for the majority of the growth in revenues, we have also achieved an increase in our average order size through sales efforts focused on larger accounts. We intend to continue to enhance our current software products as well as develop new software products. As a result, we anticipate that revenues from product licenses will continue to represent a majority of our revenues in the foreseeable future. We expect that prior percentage growth rates of our license revenues will not be sustainable in the future.

SERVICE AND MAINTENANCE REVENUES. Service and maintenance revenues increased by 562% from $163,000 for the quarter ended September 30, 1998 to $1.1 million in the comparable quarter in 1999. Service and maintenance revenues increased by 572% from $316,000 for the nine months ended September 30, 1998 to $2.1 million in the comparable period in 1999. This growth is due to increased licensing activity, which has resulted in increased revenues from maintenance and support, training and consulting services and to the expansion of our service capabilities through the hiring of additional services personnel. Prior growth rates of our installed base and, consequently, in our service revenues, will not be sustainable in the future.

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials and shipping expenses. Cost of license revenues increased from $10,000 for the quarter ended September 30, 1998 to $32,000 for the comparable quarter in 1999, representing 1% of the related license revenues in both quarters. Cost of license revenues increased from $25,000 for the nine months ended September 30, 1998 to $127,000 in the comparable 1999 period, representing 1% and 2% of related license revenues in the such periods. The increases in the dollar amount of cost of license revenues were primarily due to higher volumes of product shipped. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of license revenues will increase in dollar amounts and as a percentage of license revenues in the future.

COST OF SERVICE AND MAINTENANCE REVENUES. Cost of service and maintenance revenues consists primarily of personnel-related costs incurred in providing telephone and web-based support, consulting services and training to customers. Cost of service and maintenance revenues increased from $106,000 for the quarter ended September 30, 1998 to $782,000 in the comparable quarter in 1999, representing 65% and 72% of the related services and maintenance revenues in such quarters. Cost of service and maintenance revenues increased from $205,000 for the nine months ended September 30, 1998 to $1.6 million in the comparable period in 1999, representing 65% and 75% of the related services and maintenance revenues in such periods. Cost of service and maintenance revenues increased significantly in absolute dollars and as a percentage of revenues primarily due to increased personnel-related costs incurred as we continue to build our customer support, education and training, and consulting services organization. We believe that the cost of service and maintenance revenues will increase in dollar amounts in the future.

OPERATING EXPENSES

Operating expenses were $7.1 million in the quarter ended September 30, 1999 and $2.2 million in the comparable quarter of 1998. Operating expenses were $17.2 million in the nine months ended September 30, 1999 and $5.7 million in the comparable period in 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and incentive compensation for sales and marketing personnel and promotional expenses. Sales and marketing expenses were $3.3 million and $1.1 million, or 80% and 99% of total revenues, for the quarters ended September 30, 1999 and 1998, respectively. Sales and marketing expenses were $7.6 million and $3.2 million, or 86% and 113% of total revenues, for the nine months ended September 30, 1999 and 1998, respectively. The increases in sales and marketing expenses in absolute dollar amounts were primarily attributable to increased personnel-related costs related to increased headcount in our sales and marketing organizations and a related increase in incentive compensation paid to sales personnel. We believe that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as we continue to expand our direct sales force and further promote our products.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel-related costs, contractor expenses and related equipment costs. Research and development expenses were $2.3 million and $607,000, or 55% and 53% of total revenues, for the quarters ended September 30, 1999 and 1998, respectively. Research and development expenses were $5.8 million and $1.5 million or 66% and 53% of total revenues, for the nine months ended September 30, 1999 and 1998, respectively. The increases in research and development in absolute dollar amounts were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product line. We believe that continued investment in research and development expenses is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.2 million and $383,000, or 28% and 33% of total revenues, for the quarters ended September 30, 1999 and 1998, respectively. General and administrative expenses were $2.6 million and $902,000, or 29% and 32% of total revenues, for the nine months ended September 30, 1999 and 1998, respectively. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations.

STOCK COMPENSATION. Compensation related to stock options granted through September 30, 1999 was approximately $3,146,000. Of this amount, we recorded stock compensation expense of $339,000 and $112,000 in the three months ended September 30, 1999 and 1998, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of such grants. Stock compensation expense is recognized over the vesting period of the options, generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

OTHER INCOME, NET. Other income, net consists of interest income, interest expense and other expense. Other income, net was $735,000 and $24,000 for the three months ended September 30, 1999 and 1998, respectively. Other income for the three months ended September 30, 1999 consists primarily of interest earned on proceeds from the our initial public offering.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through September 30, 1999. As the future realization of the tax benefit resulting from these losses is not sufficiently assured, we have recorded a valuation allowance for the full amount of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999 and 1998, cash used by operating activities was $6.0 million and $3.0 million, respectively. Net cash used in operations for the nine months ended September 30, 1999 was primarily attributable to the net loss generated during the period, offset by non-cash charges and an increase in accounts payable and accrued expenses resulting from increased operating activities.

During the nine months ended September 30, 1999 and 1998, our investing activities consisted primarily of purchases of marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

Cash used to purchase property and equipment was $2.5 million and $342,000 during the nine months ended September 30, 1999 and 1998, respectively, primarily for furniture and computer equipment for our growing employee base. During the nine months ended September 30, 1998, we generally funded the purchase of property and equipment with capital leases. During the nine months ended September 30, 1999, we have purchased property and equipment with cash balances. We expect that the rate of purchases of property and equipment will continue to increase as our employee base grows. Our principal commitments consist primarily of leases on our facilities.

The net cash provided by financing activities during the nine months ended September 30, 1999 and 1998 was $57.4 million and $1.0 million, respectively. On February 4, 1999, we borrowed $4.0 million from a foreign corporate investor pursuant to a convertible promissory note. The note automatically converted into shares of our common stock upon the closing of our initial public offering.

On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46,109,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. On May 20, 1999, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, on May 25, 1999, we sold 547,500 shares of common stock, generating an additional $7,113,000 in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53,222,000, net of underwriting discounts and commissions and estimated offering expenses.

As of September 30, 1999, we had $27.1 million in cash and cash equivalents, $22.6 million in short-term investments and marketable securities and $40.2 million of working capital. We expect to experience significant growth in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that current cash and investment balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

We are assessing our material internal information and non-information technology systems, including both our own software products and third-party software and hardware technology. We expect to complete testing of our information technology systems before December 31, 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. We are not currently aware of any significant operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

       We had net losses of $3.0 million in the three months ended September 30, 1999, $9.0 million for the nine months ended September 30, 1999, $5.0 million in 1998 and $4.7 million in 1997. As of September 30, 1999, we had an accumulated deficit of $19.7 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 1999 or 2000. We expect that our losses will continue to increase in the future. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant quarterly revenues to achieve profitability. We may never achieve profitability. Although our revenues have grown, we do not believe that we can sustain these growth rates, or that such growth rates are indicative of future revenue growth rates.

WE DEPEND ON OUR NET PERCEPTIONS FOR E-COMMERCE PRODUCT. A DECLINE IN THE PRICE OF, OR DEMAND FOR, OR MARKET ACCEPTANCE OF NET PERCEPTIONS FOR E-COMMERCE WOULD SERIOUSLY HARM OUR BUSINESS.

       We currently derive the majority of our revenues from our Net Perceptions for E-commerce product. We anticipate that Net Perceptions for E-commerce will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Net Perceptions for E-commerce, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

WE FACE INTENSE COMPETITION AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR BUSINESS WILL BE SERIOUSLY HARMED.

       The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services offered. In the license of electronic commerce products, we primarily encounter competition from the LikeMinds division of Andromedia, the Aptex division of HNC Software and Personify. Microsoft Corporation recently acquired FireFly Network Inc., a company with collaborative filtering technology and, as a result, we expect that we will encounter competition from Microsoft in the future. We expect that if we are successful in our strategy to leverage our technology into new vertical markets, we will encounter many additional, market-specific competitors. For example, RightPoint is an established firm serving call centers that we expect to increasingly encounter in the marketing of our Net Perceptions for Call Centers product. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies as the Internet software market continues to develop and expand. Finally, we expect to see increasing competition from network-based providers of real-time personalization such as TriVida.

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

       The implementation, including application design and deployment, of our products requires a significant commitment of resources by our customers. The time required for implementation of our products has varied depending on the customer's application of the product. Additionally, implementation of Net Perceptions for E-Commerce often does not begin until a customer otherwise undertakes to update its web site, which generally occurs only once or twice per year.

       We have currently licensed our products to more than 135 customers. However, only a limited number of these customers have a deployed and operating application utilizing our products. Because most of our customers have not yet fully implemented and deployed our products, we cannot be certain that our products will:

       -    Perform as designed;

       -    Deliver the desired level of economic benefit to our customers;

       -    Meet the other expectations and needs of our customers;

       -    Achieve any significant degree of market acceptance; or

       - Perform to the level necessary to generate good customer references and repeat customers.

       If implementation services are considered essential to the product sales transaction, we recognize a substantial portion of our revenues from such sales transaction upon the delivery of these services. As a result, delays in service delivery could cause significant reduction in our license revenues and operating results for any particular period. The occurrence of any of these events could seriously harm our business, financial condition and results of operations.

WE NEED TO SUBSTANTIALLY EXPAND OUR DIRECT SALES OPERATIONS IF WE ARE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS AND SERVICES. IF WE FAIL TO DO SO, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       We need to substantially expand our direct sales operations if we are to increase market awareness and sales of our products and services. If we fail to increase our direct sales capabilities as we have planned, our business, financial condition and results of operations would be seriously harmed. Our products and services require a sophisticated sales effort targeted at senior management of our prospective customers. As of September 30, 1999, our direct sales organization consisted of 34 employees. We plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

WE ARE DEPENDENT ON AND PLAN TO INCREASE THE SIZE OF OUR PROFESSIONAL SERVICES ORGANIZATION. IF WE DO NOT ADD MORE CUSTOMER SUPPORT PERSONNEL, OUR BUSINESS WILL BE SERIOUSLY HARMED.

       Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. We plan to add more customer support personnel in order to address current customer support needs. If we are not successful hiring such personnel, our business, financial condition and results of operations could be seriously harmed. As of September 30, 1999, our professional services organization consisted of 25 employees. We are in a new market and there are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly-qualified service personnel that our business needs.

OUR BUSINESS COULD BE SERIOUSLY IMPACTED BY PRIVACY CONCERNS.

       Typically, our Net Perceptions products capture customer preference and profile information each time a customer interacts with the application utilizing our product(s) or volunteers information in response to survey questions. Privacy concerns may cause users to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten such concerns if users must be notified that the data captured after such interactions may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Various other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If customer privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

       Our Net Perceptions products can use data captured with "cookies" to track demographic information and user preferences. A "cookie" is a bit of information keyed to a specific server, file pathway or directory location that is stored on a computer user's hard drive, possibly without the user's knowledge, but generally removable by the user. Some countries have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed, our business, financial condition and results of operations could be seriously harmed.

WE RECENTLY ANNOUNCED SEVERAL NEW PRODUCTS, WHICH MAY NOT ACHIEVE MARKET ACCEPTANCE.

       We recently announced the commercial launch of the following new products:

       - Net Perceptions for Marketing Campaigns, designed as a tool for producing targeted promotional electronic mail messages; and

       - Net Perceptions for Knowledge Management, designed to apply the real-time relationship management capabilities of our recommendation platform to knowledge management.

       - Net Perceptions Recommendation Engine as an embedded OEM solution, our core recommendation platform as a stand-alone product.

       These new products have not received any degree of market acceptance. There are significant risks inherent in product introductions such as these. These products may not address some or all of the needs of customers and may contain undetected errors or failures. A lack of necessary features or errors or failures in the products will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of these new products, which may not occur on a timely basis or at all.

            Our new products are subject to significant technical risks. We may fail to introduce or deploy new products on a timely basis, or at all. In the past, we have experienced significant delays in the commencement of commercial shipments of our new releases and new products. These delays caused customer frustrations and delay or loss of product revenues. Some of our competitors currently offer products with features and functionality similar to those that may be offered in our new products. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new releases or new products. Our business, financial condition and results of operations would be seriously harmed if customers defer material orders in anticipation of new releases or new product introductions.

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

We recently established a sales force dedicated to the development of the indirect sales channel for our products. As of September 30, 1999, our indirect sales organization consisted of 5 employees. We plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we might not be able to retain our existing personnel or hire and retain the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary.

WE DEPEND ON INTERNATIONAL SALES AND, THEREFORE, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

       Licenses and services sold to customers located outside of the United States accounted for approximately 15% and 13% of our total revenues for the quarters ended September 30, 1999 and 1998, respectively. International sales accounted for approximately 18% and 11% of our total revenues for the nine months ended September 30, 1999 and 1998, respectively. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must continue to expand our international sales and marketing activities in order to be successful. To successfully expand international sales, we must:

       -    Expand international operations;

       -    Hire international personnel; and

       -    Recruit additional international resellers.

       This will require significant management attention and financial resources and could seriously harm our operating margins. We have very limited experience in marketing, selling and distributing our products and services internationally.

       During the quarter ended September 30, 1999, we established operations in the United Kingdom. We currently have six employees located in the United Kingdom. All other employees are located in the United States.

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

       Our future success depends on the continued service of our senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our business, financial condition and results of operations. None of these persons is bound by an employment agreement. As of September 30, 1999, Net Perceptions consisted of 167 employees. We only carry key person life insurance on Steven
J. Snyder, our President and Chief Executive Officer. The amount of such policy is $1,000,000. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for such personnel is intense, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business, financial condition and results of operations could be seriously harmed.

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

       We have eight pending U.S. patent applications. We also have license rights to one issued U.S. patent and two allowed U.S. patent applications from the University of Minnesota. We have no issued international patents. We have two pending international patent applications. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. It is also possible that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

IN ORDER TO MANAGE OUR GROWTH AND EXPANSION, WE WILL NEED TO IMPROVE AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

       We have recently experienced a period of significant expansion of our operations that has placed a significant strain upon our management systems and resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 14 at December 31, 1996 to 34 at December 31, 1997 to 70 at December 31, 1998 to 167 at September 30, 1999. We also plan to expand the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. Our failure to do so could seriously harm our business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 27.  Financial Data Schedule

(b) No reports on Form 8-K were filed by Net Perceptions during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NET PERCEPTIONS, INC.



       Date:  November 14, 1999         By:  /s/ Thomas M. Donnelly
                                            ----------------------------------
                                            Thomas M. Donnelly
                                            CHIEF FINANCIAL OFFICER

                                            (Duly authorized officer and
                                            principal financial and accounting
                                            officer)