Form 10-K
period 1999-12-31
NET PERCEPTIONS INC
filed 2000-03-29
CIK 1078203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________ to  ____________

                        Commission File Number 000-25781
                            ------------------------

                             NET PERCEPTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                    41-1844584
      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO)
       INCORPORATION OR ORGANIZATION)
   7901 FLYING CLOUD DRIVE, MINNEAPOLIS,                        55344
                  MINNESOTA                                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (612) 903-9424
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (TITLE OF CLASS)
                            ------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 29, 2000, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $595,109,944 based on the last sale price as reported on the Nasdaq National Market. As of March 29, 2000 there were outstanding 26,297,863 shares of the Registrant's common stock, par value $.0001 per share.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Net Perceptions is a leading provider of real time personalization and precision marketing software solutions for Internet and multi-channel retailers. Our solutions are designed to help retailers understand customers individually, optimize product assortments, prices and inventories and offer the right product to the right customer at the right price.

     We design our solutions to benefit retailers by converting browsers into buyers, increasing cross-sell and up-sell success rates and enhancing overall customer satisfaction and customer loyalty. In addition, we help retailers reduce customer acquisition and retention costs, improve advertising effectiveness, optimize in-store and on-line retail floor space and improve customer service. Our customers currently include major Internet and multi-channel retailers such as Art.com, Bertelsmann, CDNow, Egghead.com, eToys.com, Fingerhut, Hudson's Bay Company, J.C. Penney, Procter & Gamble, Tower Records and Walgreens.

     Using sophisticated, proprietary analytical techniques, our solutions analyze and report on past and current customer behavior, including purchase history, stated preferences and Internet browsing behavior. Our solutions also provide analysis of item placement and item price effectiveness in advertisements, typical item purchase combinations, segmentation of customers based on purchasing and demographic data and customer-specific and product-specific profitability reporting. We base our solutions on a distributed architecture that is flexible enough to integrate with our customers' new or existing systems, including website, call center, marketing campaign management and point of sale software.

     Net Perceptions was incorporated in Delaware in 1996. Our principal executive offices are located at 7901 Flying Cloud Drive, Minneapolis, Minnesota 55344. Our website address is WWW.NETPERCEPTIONS.COM. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered as a part thereof. References in this Annual Report on Form 10-K to "Net Perceptions", "company", "we", "our" and "us" refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to herein as "KD One").

RECENT DEVELOPMENTS

     On March 29, 2000, we completed an underwritten public offering of 2,000,000 shares of our common stock, resulting in net proceeds to us of approximately $84.8 million. If the overallotment option granted by us to the underwriters with respect to 318,863 shares of common stock is exercised in full, we would receive additional net proceeds of approximately $13.7 million. We expect to use the net proceeds of the offering for general corporate purposes, including working capital. In addition, we also may use a portion of the net proceeds for the acquisition of complementary businesses, products or technologies. We have no current plans, agreements or commitments and are not currently engaged in any negotiations with respect to any such transactions. As part of the public offering, certain of our stockholders sold 625,471 shares of common stock and granted the underwriters an overallotment option with respect to an additional 74,957 shares. We did not and will not receive any of the proceeds from the sale of shares by the selling stockholders.

     In February 2000, we completed our acquisition of KD One, thereby acquiring its GreenLight family of products. KD One is a leading supplier of advanced data analysis solutions for multi-channel retailers. We believe that our acquisition of KD One will enable us to provide enhanced services and solutions to our customers across all touch points, including call centers, points of sale and websites. In this transaction we acquired all of the outstanding shares of KD One in exchange for 1,969,630 shares of our common stock.

     In addition, options of KD One were converted into options to purchase approximately 268,297 shares of our common stock.

INDUSTRY BACKGROUND

Internet impact on retail marketing

     The Internet has had a significant effect on retail marketing. By shopping on-line, or even just browsing websites, consumers now have more control over where and when they shop, what products are available and at what price, and how and when items are picked up or delivered. As a result, retailers are seeking new and better ways to acquire, retain and satisfy customers while continuing to pursue increased revenues and profits.

     We believe that the relationship between a retailer and a customer has a direct impact on the vitality of a business. In an on-line shopping environment, a buyer-seller relationship must be developed without any face-to-face interaction. We believe this relationship can be enhanced by personalization technologies. Personalization technologies are systems and applications designed to create an individualized shopping experience for each customer. Personalization can occur on the Internet each time a customer interacts with a retailer. The retailer can observe and record customer data on its website and solicit preference information. These data can be processed using personalization technologies to generate an understanding of the customer's interests and recommend appropriate products, services and information.

Real time personalization

     Instead of planning sales activities in aggregate across a large market such as a geographic area or income level, many retailers now seek to distinguish themselves by satisfying the unique needs of individual customers through personalized marketing efforts. These personalized marketing techniques use customer databases, computer technology and interactive communications to help customers find the products they want to purchase, thereby increasing the number of products sold and generating repeat sales. Personalized marketing enables retailers to manage individual customers in addition to products, sales channels and marketing programs.

     To be effective, personalized marketing solutions must be automated and deliver customer responses instantaneously, or in "real time," across large customer populations. Real time personalization enables a retailer to learn a customer's preferences during each interaction and immediately adjust the marketing message based on the information received. We believe real time personalization is essential in any interactive shopping context, including the Web, call centers, in-store kiosks, point of sale terminals and wireless devices.

     Real time personalization for electronic commerce. The Internet is an interactive communications and commerce medium through which retailers can implement personalized marketing across large customer populations. Real time personalization allows an on-line business to develop an individual connection with each customer while serving thousands of customers simultaneously. With the size and tremendous growth of electronic commerce, the opportunity for personalized marketing on the Internet is potentially large. International Data Corporation estimates that the amount of Internet commerce spending worldwide will increase from $111 billion in 1999 to over $1.3 trillion in 2003.

     Real time personalization across multiple touch-points. A touch-point is a point of contact between a retailer and a customer, such as a retail store, website, call center, in-store kiosk, wireless device or outbound marketing campaign. Retailers that interact with customers through multiple touch-points have the opportunity to apply information obtained from a customer interaction at one touch-point, such as a call center purchase, to interactions at other touch-points, such as on-line shopping.

     For example, retailers can personalize customer contacts at each touch-point by knowing a customer's purchasing history, product and style preferences and other information solicited during interactions. In inbound call centers, personalization software can prompt the sales agent to recommend additional products to the customer based on information from other interactions. In outbound call centers, e-mail campaigns or other outbound marketing campaigns, personalization software can recommend specific customers that are likely to be interested in a particular product offering based on information from other interactions.

     We believe those retailers that are the most successful in learning from all of their touch-point interactions will build the strongest relationships with their customers. To enable this learning, retailers need an effective means of sharing customer information across multiple touch-points.

Precision marketing

     Retailers can also use customer data to more effectively advertise, merchandise, price and market their products. Traditionally, retailers have collected customer data through the use of various sales, support and financial enterprise software systems. Analysis of these data could help retailers to better understand customer purchasing patterns, thereby enabling them to market more effectively to individual customers and customer segments. However, the technologies historically available to analyze this tremendous volume of information were highly complex and required very specialized skills to deploy. As a result, retailers have experienced difficulty in managing large amounts of customer data obtained from multiple sources and using the data effectively.

The opportunity

     Traditional marketing techniques have not been able to maximize the full potential of real time personalization and precision marketing. These techniques have been unable to automatically learn from customers or to deliver recommendations in real time. Traditional marketing techniques also have failed to effectively collect, analyze and report on large amounts of customer data collected from multiple sources. A real time personalization and precision marketing solution must enable retailers to leverage the information received from all customer interactions to serve each individual customer in a consistent and improved manner regardless of the touch-points the customer chooses to employ.

     Realizing the potential of real time personalization and precision marketing requires new solutions that:

     - deliver recommendations in real time;

     - span multiple customer touch-points;

     - provide a measurable economic return to retailers;

     - integrate easily with existing software systems; and

     - satisfy the volume requirements of the largest Internet and multi-channel retailers.

THE NET PERCEPTIONS SOLUTION

     Net Perceptions is a leading provider of real time personalization and precision marketing software solutions for Internet and multi-channel retailers. We believe that retailers who implement our solutions can achieve the following results:

     - More customers. Because retailers are able to present the products that customers are most likely to purchase, more customers may make purchases.

     - More products per order. Retailers are able to increase sales per order by offering each customer complementary products, known as cross-selling, and higher-margin products, known as up-selling, that are attractive to that particular customer.

     - Stronger customer relationships. By creating compelling, personalized experiences for each customer using our solutions, a retailer can make customers feel as if they are known personally by the retailer. We believe that if a customer feels that he or she receives personalized service, he or she is more likely to come back to that retailer for future purchases.

     - More effective advertising. Retailers can analyze customer preferences and consumer buying patterns to produce the most effective layout location and price for each item in accurate recommendations for newspaper advertising circulars.

     - Optimized physical and electronic real estate. Retailers can use our technology to analyze data to improve website layout and product mix. Our solutions can also predict optimum product mixes on a store-by-store basis, maximizing shelf and floor space dedicated to items most likely to sell while limiting store space dedicated to lower profit and lower volume items.

     Our solutions enable effective real time personalization and precision marketing by analyzing past and current customer behavior, including purchase history, stated preferences, demographic information and Internet browsing behavior. Our solutions use proprietary technology to predict the merchandise or information a customer would be most interested in purchasing or viewing.

Our solutions:

     - Deliver recommendations in real time. We design our solutions to meet the real time requirements of large websites, call centers and retail stores by delivering personalized recommendations during customer interactions in less than a second. We believe that the response time for producing recommendations must be virtually unnoticeable to customers for optimal impact on customer transactions.

     - Span multiple customer touch-points. We design our solutions to allow multi-channel retailers to collect and centralize customer data on software systems that support all their points of customer contact. This enables retailers to identify a customer at each touch-point and deliver a highly personalized experience. Currently, our GreenLight RDS, Net Perceptions Recommendation Engine and Knowledge Refinery products can be used across multiple touch-points. In addition, retailers can use our E-commerce and Call Center solutions to share information from call center and website interactions. We intend to release products in the future that are readily applicable to multiple touch-points.

     - Provide a measurable economic return to retailers. We design our solutions to generate increased revenues and optimize marketing and merchandising investments. Some of our solutions currently include reporting capabilities that enable retailers to accurately measure the effectiveness of our solutions.

     - Integrate easily with existing software systems. We design our solutions with a distributed architecture that is flexible enough to integrate with new or existing industry platforms and applications as they evolve. In addition, we have an engineering team dedicated to developing and supporting the integration of our products with leading industry platforms for e-commerce, call centers, campaign management systems and retail systems.

     - Satisfy the volume requirements of the largest Internet and multi-channel retailers. Our real time personalization solutions are designed to operate on the busiest and largest e-commerce websites and call centers. Our precision marketing solutions are designed to process detailed customer data from the largest retailers.

STRATEGY

     Our objective is to extend our leadership position in providing real time personalization and precision marketing solutions to Internet and multi-channel retailers. Key elements of our strategy to achieve this objective include the following:

Maintain and extend our technology leadership

     We intend to maintain and extend our technological leadership in real time personalization and precision marketing through continued investment in the development of our proprietary recommendation engine and other analytical technologies. We believe that we are currently the technology leader in real time personalization because of the accuracy, real time functionality, scalability and ease of integration of our products. We intend to maintain an open architecture so that our products will continue to integrate with major platforms and technologies as they evolve.

Expand our application service provider offerings

     In addition to licensing our software directly to end-users, we offer some of our solutions on a hosted basis, operated on our own servers over the Internet for a fee. We intend to increase the number of solutions offered in this fashion and to offer these solutions through third-party Internet-based application service providers. We believe that the application service provider option will be attractive to some of our existing customers and to new customers that choose not to devote resources to hosting our solutions themselves.

Broaden distribution channels

     We intend to expand our indirect distribution channels by recruiting additional resellers, systems integrators and original equipment manufacturers. Over time, we expect that our indirect sales will increase as a percentage of our total sales. We believe that designing our products to interface with the products of leading vendors of website, call center, marketing campaign management and point of sale software will make our products more attractive to resellers, systems integrators and original equipment manufacturers.

Leverage technology investments into new applications

     We have leveraged our investment in our proprietary recommendation and analytic engines into additional industry specific software solutions. For example, during 1999, we began shipping our knowledge management and marketing campaign solutions, which were developed from our core real time personalization technology, and our GreenLight Ad and GreenLight Go! products, which were developed from our core Knowledge Refinery technology. We intend to continue to leverage our technology into complementary and new applications.

Expand service offerings

     We provide our customers with a comprehensive set of services, including training and consulting services, software updates, documentation updates, telephone support and Web-based support. We intend to continue to increase the value of our solutions to customers by offering additional and improved professional services. We believe the relationships developed with our customers by providing services are critical to understanding customer needs and designing our solutions to satisfy these needs.

Continue to build our international presence

     We intend to expand our international presence to address the global adoption of the Internet and international demand for real time personalization and precision marketing software solutions. We believe that international markets present an attractive growth opportunity and that an expanded presence in international markets will enhance our long-term competitive position in these regions. We intend to increase our international sales capabilities by developing a larger direct sales and support presence in selected European and Asian markets, adding more international distributors and developing localized versions of certain products.

PRODUCTS

     We offer three principal product lines: commerce solutions, knowledge management solutions, and products for original equipment manufacturers.

Commerce solutions

     Our commerce solutions products are designed to solve specific business problems for Internet and multi-channel retailers. Each of these products incorporates our core technologies and has been designed to extract data from other software systems. Our commerce solutions include the following products:

     Net Perceptions for E-commerce. Net Perceptions for E-commerce allows on-line retailers to create a personalized shopping experience for their customers. Net Perceptions for E-commerce can be used to dynamically predict which products to recommend to each customer browsing an electronic commerce site, based on past and current customer behavior, including purchase history, stated preferences and Internet browsing behavior.

     In the fourth quarter of 1999, we began shipping Version 5.0 of Net Perceptions for E-commerce, which includes the following enhanced features:

     - Net Perceptions Personal Shopper. Net Perceptions Personal Shopper provides a set of capabilities used to dynamically tailor recommendations based on the shopping patterns of a customer at a given point in time.

     - Net Perceptions Smart Merchant. Net Perceptions Smart Merchant allows merchants to control the delivery of personalized recommendations to better accomplish business objectives such as clearing overstock situations, allocating selling opportunities to specific product categories, or delivering unique buying opportunities to top customers.

     - Net Perceptions Decision Support. Net Perceptions Decision Support is a reporting and analysis module that allows retailers to evaluate the effectiveness of their marketing strategies and adjust those strategies as needed.

     Net Perceptions for Call Centers. Net Perceptions for Call Centers allows retailers that use call centers to recommend products to customers using real time personalization. Net Perceptions for Call Centers can be used to create product recommendations that take into account the context of the current call while building on customers' past interactions with the call center, including past purchases, customer inquiries and solicited preference information. We believe that Net Perceptions for Call Centers is more powerful than a traditional cross-sell table because the recommendations are tailored to each individual customer in real time.

     Net Perceptions for Call Centers can be integrated with other call center systems including:

     - the inventory database, so only products with sufficient inventory levels are recommended;

     - the product database, so recommendations can be delivered with additional information about the products; and

     - the pricing database, so only products with certain margins or prices are recommended.

     In the fourth quarter of 1999, we introduced Net Perceptions for Call Centers Version 2.0, which contains the Sales Coach feature. Sales Coach is designed to improve a customer service representative's ability to effectively cross-sell and up-sell by presenting product recommendations in a graphical interface, complete with an image of the item being sold and a sample selling script.

     Net Perceptions for Marketing Campaigns. Net Perceptions for Marketing Campaigns is designed to manage and personalize outbound promotional electronic mail campaigns. It analyzes past customer responses to direct marketing campaigns and purchase data to select a personalized set of products to target to each set of customers, or to select a set of customers to target for a particular product. The set of products can then be recommended to the customers through promotional e-mail. Net Perceptions for Marketing Campaigns includes a graphical user interface that allows a marketer to construct and manage personalized e-mail campaigns. It includes reporting features that show the effectiveness of each campaign. We believe that the ability of the recommendation engine to better tailor message content to the recipient on a one-to-one basis will yield higher response rates per mailing than other methods currently employed.

     GreenLight Ad. GreenLight Ad uses sophisticated analytical techniques to help retailers maximize the return they receive from newspaper circular advertising. Many retailers spend tens or even hundreds of millions of dollars on this form of mass advertising. GreenLight Ad is designed to increase advertising effectiveness by recommending which items should be advertised, how much space should be allocated to each item, where each item should be placed and at what price each item should be offered. By analyzing the resulting item-level sales data across the retail chain and contrasting it to a baseline reference point, GreenLight Ad provides retailers with the empirical data they need to make better ad item selection decisions and substantially improve the return on their advertising investment.

     GreenLight Go! GreenLight Go! provides on-line retailers with a detailed assessment of how customers are shopping on their websites. It identifies different buying patterns among visitors to a site, which products influence which buyers, which products drive the most profitable visits, which items create the greatest change in rate of sales and which external sites refer the most profitable customers. We offer GreenLight Go! as an application service provider so that our customers can gain access to this information with a minimum of effort and at a lower price than purchasing software with equivalent capabilities.

     GreenLight RDS. GreenLight Retail Discovery Suite is a strategic reporting and analysis solution that helps retailers understand customer purchase behavior across all customer touch-points. GreenLight RDS is based on a scalable data collection and analysis platform that is capable of performing powerful data analysis in a timely fashion for the largest retail operations. Retailers use the results provided by GreenLight RDS to understand the relationship between their products, customers and promotional tactics at a variety of levels. Examples of such relationships include: which products are purchased most often by the most profitable customers, which products drive the most related item sales and which promotions yield the most long-term customers.

Knowledge management solutions

     Our current knowledge management offering is Net Perceptions for Knowledge Management, which applies our real time personalization capabilities to corporate intranets. Net Perceptions for Knowledge Management integrates with existing information management systems -- such as search engines, document management systems, Lotus Notes and the Web -- to track the everyday user interactions on these systems. Using this interaction information, Net Perceptions for Knowledge Management can automatically locate documents containing relevant information for each user. It also enables employees to locate other people with knowledge and interest in areas of specific interest. Net Perceptions for Knowledge Management is designed to improve employee productivity by reducing time spent searching for information, recreating research already performed by others within the firm as well as creating better cross-functional sharing of information driven by employees linking up with others in different parts of the organization that possess relevant expertise.

Products for original equipment manufacturers

     Net Perceptions Recommendation Engine. The Net Perceptions Recommendation Engine is offered to companies interested in adding our real time personalization capabilities to their existing applications. It offers real time personalization capabilities similar to those that underlie our Net Perceptions for E-commerce, Call Centers, Marketing Campaigns and Knowledge Management offerings. We license the Net Perceptions Recommendation Engine separately to original equipment manufacturers who may already have applications that overlap with some of the capabilities in our offerings or who will apply the functionality of the recommendation engine in markets for which we do not have specific solutions. For example, customers have incorporated the Net Perceptions Recommendation Engine into content-based applications, for helping customers find the news and information in which they are most interested.

     Knowledge Refinery. The Knowledge Refinery is the scalable data processing and analysis engine that underlies our GreenLight family of products. It is capable of collecting and transforming large amounts of information into a format suitable for analysis. It also contains a suite of analytical modules that create models to identify the following information:

     - frequent and significant customer purchase patterns;

     - print advertising return on investment;

     - customer value over time; and

     - customer segments with similar spending patterns, item purchase patterns and demographic or lifestyle characteristics.

SERVICES

     Our professional services organization provides consulting services, education and training and customer support. We believe that providing a high level of customer service and technical support is critical to the satisfaction of our customers and our own success. As of March 15, 2000, our professional services staff consisted of 64 employees, including employees of recently acquired Knowledge Discovery One.

Professional services

     We offer a variety of professional services that are delivered either by our specialists or through one of our partners trained in the use and implementation of our products. These services include project management, in-depth application design and implementation. Fees for professional services are typically charged separately from our software license fees. We believe consulting services are strategically valuable to our customers because they provide customers with a source of technical and personalization expertise to support the timely and efficient implementation of our products.

Education and training

     We offer several education and training programs to our customers. Training classes are offered at our offices in Minneapolis, Minnesota; San Francisco, California; New York, New York; Austin, Texas and Berkshire, United Kingdom. We also provide training at our customers' facilities upon their request. Fees for education and training services are typically charged separately from our software license fees.

Customer support

     We provide our customers with an array of support services, including telephone support, Web-based support and updates to our products and documentation. Our Web-based support is available 24 hours a day and provides answers to frequently asked questions, technical advice and an area for downloading product and documentation updates. We enter into maintenance and support contracts separate from our product license agreements. Generally, fees are approximately 15% of the license fees for the associated software product. These contracts are renewable for an annual fee typically equivalent to 15% of the current list price of the software licensed by the customer.

TECHNOLOGY

Real time recommendation engine

     Our real time recommendation engine is the foundation of our real time personalization solutions. Our platform is designed to integrate easily and effectively with external systems, such as website, call center, marketing campaign management, retail and customer management software. Our platform is designed to provide accurate customer recommendations and to exploit the performance and scalability advantages of modern, multiple-processor, shared memory computers.

     The platform contains the recommendation engine, a database of customer preferences and an application programmer's interface. The customer preference database is a specially structured database in a commercial database management system, such as the Microsoft SQL server, IBM DB2 or Oracle databases. Vertical applications are built on the platform to leverage the technology investment.

     The customer preference database stores customer preference data used by the recommendation engine to produce recommendations. These data may include customer purchasing behavior, statements of preference made by the customer and demographic information about the customer. The preference database may also contain information supplied by a marketer, such as groups of products the marketer explicitly wants to be recommended together or products that are substitutes for one another. The recommendation engine applies a series of predictive algorithms to this data to produce recommendations in real time.

     An application programmer's interface provides the link between the recommendation engine and other applications and allows applications such as Web servers and call center systems to "ask questions" of the recommendation engine, which provides answers to enhance the interaction with customers.

     The core predictive technology for our real time personalization is collaborative filtering. Collaborative filtering compares selected attributes of a customer's preferences, opinions and behavior to the attributes of large customer populations. Groups of customers exhibiting attributes similar to the specific customer are analyzed to determine the likely preferences of the customer.

     Collaborative filtering is driven by information about customer preferences. This customer preference information is used to identify a group or "neighborhood" of other customers who share preferences with the customer in question. The collective preferences of the neighborhood are used to predict unknown preferences of the customer in question, such as which products the customer is most likely to purchase.

The Knowledge Refinery analytic engine

     The Knowledge Refinery is an integrated application framework that provides a foundation for advanced decision support capability for the retail environment, and is the basis of our GreenLight family of products.

     The Knowledge Refinery combines and integrates technology from the following areas:

     - machine learning and artificial intelligence;

     - pattern detection and analysis;

     - statistical and information theoretical analysis;

     - relational on-line analytical processing;

     - data modeling and simulation; and

     - data warehousing.

     The Knowledge Refinery is designed to be:

     - scalable -- it can be applied to a wide range of data volumes, on hardware and database platforms with varied capacity;

     - platform-neutral -- it can be deployed on a wide variety of platforms independent of processor characteristics, database characteristics or distribution characteristics; and

     - highly flexible -- it incorporates a metadata component that contains an extensible logical application data model, definitions of process and workflow, business rules and application logic.

     The Knowledge Refinery is based on a data-flow, pattern-oriented architecture. The "data-flow" model allows for straightforward parallel and distributed operation of the Knowledge Refinery. The pattern-oriented model provides a high degree of modularity, flexibility and configurability. The Knowledge Refinery components are based on neural networks, pattern detection algorithms and supporting modeling techniques.

STRATEGIC ALLIANCES

     We are pursuing marketing, implementation and indirect sales channel alliances with electronic commerce software vendors, call center software vendors, point-of-sale system software vendors, outbound e-mail service providers, systems integrators, professional services organizations and application service providers. These alliances are intended to increase our geographic sales coverage worldwide and address new markets. In addition, these alliances allow us to provide our customers with access to additional resources to design, install and customize our solutions. As of December 31, 1999, most of these alliances were in an early phase of development. Since inception through December 31, 1999, sales to resellers, systems integrators and original equipment manufacturers accounted for approximately 10% of our total revenues.

     As part of our strategy, we have formed marketing and distribution alliances with certain Internet software vendors. For example, we have entered into an original equipment manufacturer relationship with Vignette Corporation. Vignette is a provider of Internet relationship management software products and services. In addition, we have entered into reseller agreements with, among others, IBM, Broadvision and Commercialware. These relationships enable us to broaden the distribution of our products and provide complementary functionality to our applications. In July 1999, we entered into a joint venture with Trans Cosmos, NTT Software and Toyo Information Systems to form Net Perceptions Japan. Net Perceptions Japan will serve as our exclusive distribution channel for our Japanese language product offerings in the Japanese marketplace.

     We have also entered into joint marketing relationships with, among others, Oracle, net.Genesis and Verbind. Under these joint marketing arrangements, each party agrees to provide the other with reasonable marketing and sales assistance. In some cases, these agreements also provide for compensation for lead referrals. Our marketing and distribution alliances are not exclusive and some of our partners provide similar products and services to other companies. In addition, we have entered into interface agreements with various software vendors in markets we currently serve and in markets where we do not have a current application. Under these interface agreements, the parties agree to develop and support the integration of our software offerings into our partners' software offering.

     During 1999, we also entered into an agreement with IBM to port certain of our products to AIX and DB2 and we recently entered into an agreement with Hewlett Packard to port the Net Perceptions Recommendation Engine to HP UX. We also intend to expand the professional services offered to our customers by enhancing existing, and developing new, relationships with systems integrators and professional service organizations.

CUSTOMERS

     As of March 15, 2000, we had licensed products to more than 170 customers, including customers of KD One. These customers are in various stages of deployment of our products. The following is a representative list of our customers that accounted for at least $100,000 in revenues to us during the period from our inception to March 15, 2000.

BOOKS/MOVIES/MUSIC
BarnesandNoble.com
Bertelsmann
BMG Online
CDNOW
Christian Book Distributors
ClickRadio
DVD Express
Follett Higher Education Group
HMV Media Group
Launch Media
Musician's Friend
Tower Records
Trans World Entertainment
Virgin Online Megastore

COMPUTER/ELECTRONICS
800.com
Egghead.com
Electronic Boutique
Micron Electronics
Programmer's Paradise.com
ShopNow.com
ZoneTrader.com

GENERAL RETAIL
Eckerd
Fingerhut
Great Universal Stores
Hudson's Bay Company
imall.com
J.C. Penney
LetsBuyIt.com
Netmarket Group
Rite Aid
Skymall
Value America
Walgreens

GROCERIES/FOOD
AllRecipes.com
Dean & Deluca
HomeGrocer
Kraft Foods
Pink Dot
Wine.com

SPECIALTY RETAIL
Art.com
Ashford.com
eToys.com
Furniture.com
Garden.com
KBkids.com
Lowe's
Mattel
OurHouse
SelfCare
The Children's Place
tpuppy.com
ZoneNetwork.com

OTHER
ACS Systems
Bid.com
Carlson Companies
Libro AG
miClub.com
MPC Limited
National Computer Board
Procter & Gamble
Publisher's Clearing House
Thompson Direct

SALES AND MARKETING

     We market our software and services through our direct sales organization and through indirect distribution channels, including resellers, systems integrators and original equipment manufacturers. We have sales offices in Minneapolis, Minnesota; San Francisco, California; New York, New York; Austin, Texas and Berkshire, United Kingdom.

     As of March 15, 2000, our direct sales organization, including KD One employees, had 63 sales representatives, managers, pre-sales engineers, telemarketing and support personnel. We intend to increase our North American sales force as demand requires by opening additional field sales offices. We recently established a sales force dedicated to the development of the indirect sales channel for our products. As of March 15, 2000, our indirect sales organization consisted of 10 employees. Additionally, we intend to expand our presence in international markets by continuing to build our international sales force. We believe that this will be necessary in order to grow our revenues. We have started to localize some of our products for sale into the Japanese market and we may need to localize our products in other markets. However, we have limited experience in developing localized versions of our products and marketing and distributing our products internationally. We may not be successful in international markets.

     Our sales organization is complemented by distribution partners, including resellers, systems integrators and original equipment manufacturers. These partners license our products at a discount for re-licensing and may provide training, support and customer service to end-users. In 1999, our distribution partners were responsible for 12% of our product revenues. We anticipate that the percentage of our total revenues derived from indirect sales will increase in the future. We expect that a significant increase in our indirect sales as a percentage of revenues will adversely affect our average selling prices and gross margins due to the lower unit prices that we receive when selling through indirect channels. In addition, we expect that indirect sales will generate less services revenues than direct sales because our partners generally provide support services to their customers.

     As of March 15, 2000, our marketing organization consisted of 20 employees, including KD One employees, primarily engaged in marketing research, producing marketing materials, product planning and management, managing press coverage and other public relations, identifying potential customers, attending and exhibiting at trade shows, seminars and conferences, creating presentations and sales tools, establishing and maintaining close relationships with industry analysts and maintaining our website. In addition, we rely on various outside consultants to supplement our marketing organization for various public relations and market research requirements.

RESEARCH AND DEVELOPMENT

     Our research and development organization is responsible for product architecture, core technology, product testing and quality assurance, writing product documentation and expanding the ability of our products to operate with the leading hardware platforms, operating systems, database management systems and industry platforms. In addition, this organization supports some pre-sale and customer support activities. Our research and development organization is divided into teams consisting of development engineers, quality assurance engineers and technical writers.

     As of March 15, 2000, our research and development staff consisted of 87 employees, including KD One employees. Our total expenses for research and development, not including those of KD One, were $1.4 million in 1997, $2.3 million in 1998 and $8.2 million in 1999. We believe that research and development expenses will continue to increase in the future. To date, our development efforts have not resulted in any capitalized software development costs.

     We believe that our future performance will depend in large part on our ability to maintain and enhance our current product line; develop new products that achieve market acceptance; maintain technological competitiveness; and meet an expanding range of customer requirements.

COMPETITION

     The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services offered. In the license of commerce solutions, we primarily encounter competition from Accrue Software, Andromedia (a division of Macromedia), Broadbase, DataSage (recently acquired by Vignette), the EHNC division of HNC Software, E.piphany and Personify. Microsoft has acquired FireFly Network, a company with collaborative filtering technology and, as a result, we expect that we may encounter competition from Microsoft in the future.

     In the marketing of Net Perceptions for Marketing Campaigns, we primarily encounter competition from Exchange Applications, Annuncio Software, Prime Response and Rubric, which was recently acquired by Broadbase. We expect that if we are successful in our strategy to leverage our technology into new vertical markets, we will encounter many additional, market-specific competitors. For example, RightPoint Software, recently acquired by E.piphany, is an established firm serving call centers that we expect to increasingly encounter in the marketing of Net Perceptions for Call Centers. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies as the Internet software market continues to develop and expand. We also expect increasing competition from network-based providers of personalization technology such as TriVida, which was recently acquired by Be Free, and Cogit.

     In the marketing of our GreenLight RDS product, we primarily encounter competition from Brio, Seagate, Comshare, IBM and SAS.

     In the marketing of our Knowledge Management product, we primarily encounter competition from Orbital Software and Tacit Knowledge Systems.

     We believe that the principal competitive factors affecting our market include core technology, product features, product quality and performance, customer service and price. Although we believe that our products currently compete favorably with respect to such factors, our market is relatively new and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     We are a technology company. Our success depends in large part on protecting our intellectual property, which is our most important asset. We rely on a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We license our software and require our customers to enter into license agreements, which impose restrictions on our customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

     As of March 15, 2000, we had 13 pending United States patent applications. We also have license rights to two issued United States patents and one allowed United States patent application from the University of Minnesota. We have four pending foreign patent applications, but we have no issued foreign patents. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

     Our efforts to protect our proprietary rights may not succeed. Copyright and trade secret laws afford only limited protection for our proprietary rights in our software, documentation and other written materials. Unauthorized parties may be able to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property. We may not be able to detect infringement and, as a result, our competitive position in the market may suffer.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have, from time to time, received claims that we are infringing third parties' intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property rights. We expect that software companies such as Net Perceptions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Claims of intellectual property infringement also may require us to pay significant damages or subject us to an injunction against the use of our products. Any successful claim of intellectual property infringement against us could have an immediate and significant impact on our ability to carry on our business and market our products.

CERTAIN LEGAL AND REGULATORY MATTERS

     Typically, our products capture user preference and profile information each time a user interacts with the application utilizing our products or volunteers information in response to survey questions. Privacy concerns may cause users to resist providing the personal data necessary to support this profiling capacity. Our customers generally have implemented security measures to protect customers' data from unauthorized disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a beach of customer data security were to be publicized, our products may be perceived as less desirable, and our future sales negatively impacted. More importantly, even the perception of privacy and security concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten such concerns if users must be notified that the data captured after these interactions may be sued by marketing entities to direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. However, various other countries and political entities, such as the European Economic Community, have adopted these types of legislation or regulatory requirements. The federal and state governments may adopt similar legislation or regulatory requirements. If user privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business could be seriously harmed and we could experience increased operating losses.

     Our products can use data captured with "cookies" to track demographic information and user preferences. A "cookie" is a bit of information keyed to a specific server, file pathway or director location that is stored on a computer user's hard drive, possibly without the user's knowledge. Some countries have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If laws of this type are passed, our business could be adversely impaired and we could suffer increased operating losses. In addition, Internet users can, if they choose, configure their Web browsers to limit the collection of user data. Should many Internet users choose to limit the collection of user data in this matter, or if major countries or regions adopt legislation or other restrictions on the use of customer data, our software would be less useful to our customers and market acceptance of our products could be adversely impacted.

EMPLOYEES

     As of March 15, 2000, including KD One employees, we had a total of 328 employees, including 99 in sales and marketing, 116 in research and development, 64 in customer support and 49 in administration. All of these employees were located in North America, with the exception of 12 employees, 11 of whom were located in Europe and one of whom was located in Asia. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     The following table sets forth certain information about our principal executive offices, as well as our other facilities. We lease all of our existing facilities. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. We are in the process of negotiating a new lease for 110,000 square feet to replace our existing facilities in Minneapolis, which we currently expect to begin in July 2000.

LOCATION                                                SQUARE FOOTAGE   LEASE EXPIRATION DATE
--------                                                --------------   ---------------------
Minneapolis, Minnesota
  Principal office....................................      28,000       December 2003
  Administrative facility.............................       9,000       September 2001
Austin, Texas.........................................      14,000       January 2004
Richardson, Texas.....................................       2,000       February 2001
New York, New York....................................       6,500       September 2006
San Francisco, California.............................       5,000       August 2004
Berkshire, United Kingdom.............................       8,000       March 2010

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "NETP" since April 23, 1999. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                                ----------------
                                                                 HIGH      LOW
                                                                ------    ------
1999
Second Quarter (from April 23, 1999)........................    $35.00    $15.00
Third Quarter...............................................    $23.50    $ 9.75
Fourth Quarter..............................................    $43.13    $14.75
2000
First Quarter (through March 23, 2000)......................    $66.50    $35.94

     On March 23, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $45.38 per share. As of March 15, 2000, there were 318 stockholders of record registered with our transfer agent, Norwest Bank Minnesota, N.A.

     We have not declared or paid any cash dividends on our capital stock since our inception and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future dividends, if any, based upon our financial condition, results of operations, capital requirements, general business condition and other factors that the board deems relevant. Therefore, you will not receive any funds without selling your shares.

     On August 17, 1999, we issued, in reliance on Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering, 10,565 shares of common stock to Silicon Valley Bank pursuant to the net exercise of an outstanding warrant.

ITEM 6.  SELECTED FINANCIAL DATA

     In the tables below we provide you with selected historical financial data of Net Perceptions, which should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of operations data for each of the three years in the period ended December 31, 1999, and the balance sheet data at December 31, 1998 and 1999, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the period from July 3, 1996 (inception) to December 31, 1996, and the balance sheet data at December 31, 1996 and 1997 are derived from audited financial statements not included in this report.

                                             PERIOD FROM
                                             JULY 3, 1996
                                            (INCEPTION) TO       YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,     ------------------------------
                                                 1996          1997       1998        1999
                                            --------------    -------    -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product.................................     $    --        $   284    $ 3,955    $ 11,408
  Service and maintenance.................           4             33        522       3,721
                                               -------        -------    -------    --------
     Total revenues.......................           4            317      4,477      15,129
                                               -------        -------    -------    --------
Cost of revenues:
  Product.................................          --             14         52         286
  Service and maintenance.................           2             30        373       2,735
                                               -------        -------    -------    --------
     Total cost of revenues...............           2             44        425       3,021
                                               -------        -------    -------    --------
Gross margin..............................           2            273      4,052      12,108
                                               -------        -------    -------    --------
Operating expenses:
  Sales and marketing.....................         454          3,063      4,980      12,099
  Research and development................         378          1,372      2,314       8,194
  General and administrative..............         210            585      1,424       3,725
  Stock compensation expense..............          --             --        366       1,495
  Amortization of intangibles.............          --             --         --          --
                                               -------        -------    -------    --------
     Total operating expenses.............       1,042          5,020      9,084      25,513
                                               -------        -------    -------    --------
Loss from operations......................      (1,040)        (4,747)    (5,032)    (13,405)
Other income, net.........................          13             25         64       1,366
                                               -------        -------    -------    --------
Net loss..................................     $(1,027)       $(4,722)   $(4,968)   $(12,039)
                                               =======        =======    =======    ========
Basic and diluted net loss per common
  share...................................     $ (3.40)       $ (3.01)   $ (1.40)   $  (0.78)
                                               =======        =======    =======    ========
Shares used in computing basic and diluted
  net loss per share(1)...................         302          1,569      3,546      15,402
                                               =======        =======    =======    ========
Pro forma basic and diluted net loss per
  share...................................                                          $  (0.64)
                                                                                    ========
Shares used in computing pro forma basic
  and diluted net loss per share(1).......                                            18,851
                                                                                    ========

                                                                DECEMBER 31,
                                                    -------------------------------------
                                                     1996      1997      1998      1999
                                                    ------    ------    ------    -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...................................    $3,821    $4,846    $  972    $36,854
Working capital.................................     3,554     4,442       468     37,372
Total assets....................................     4,099     5,575     5,637     58,748
Long-term liabilities, net of current portion...        87       345       538        707
Total stockholders' equity......................     2,950     3,879       421     48,388

-------------------------

(1) See Note 2 of the notes to Net Perceptions' financial statements for an explanation of the methods used to determine the number of shares used in computing net loss per share data.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements.

OVERVIEW

     Net Perceptions is a leading provider of real time personalization and precision marketing software solutions for Internet and multi-channel retailers. Our solutions are designed to help retailers understand customers individually, optimize product assortments, prices and inventories and offer the right product to the right customer at the right price.

     Through December 31, 1999, we focused on providing solutions to electronic commerce retailers, and most of our product revenues through December 31, 1999 were attributable to our Net Perceptions for E-commerce product. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Marketing Campaigns, Net Perceptions for Call Centers and Net Perceptions for Knowledge Management. In addition, in 1999, we introduced the Net Perceptions Recommendation Engine, which is a product designed for original equipment manufacturers.

     We incorporated in Delaware in July 1996 and shipped our initial product in January 1997. In the period from our inception through 1999, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We grew from 34 employees at December 31, 1997, to 70 employees at December 31, 1998 and to 213 employees at December 31, 1999.

     Prior to the third quarter of 1999, substantially all of our product revenues were attributable to Net Perceptions for E-commerce and the Net Perceptions Recommendation Engine and their predecessor products. In the third quarter of 1999, we recognized initial product revenues from our Net Perceptions for Call Centers and Net Perceptions for Knowledge Management products. In 2000, we expect to recognize initial product revenues from Net Perceptions for Marketing Campaigns, although we anticipate Net Perceptions for E-commerce to continue to account for a substantial portion of our revenues in this period.

     We sell our products and services worldwide through a direct sales force, original equipment manufacturers and resellers. Sales derived through indirect channels accounted for approximately 12% of our total revenues in 1999 and 8% in 1998. We are seeking to increase sales derived through indirect channels as a percentage of total revenues. Sales through indirect channels have lower average selling prices and gross margins than direct sales. As a result, we expect that our gross margins on product sales will decline if sales through indirect channels increase.

     We license our products under various pricing plans, such as per stored profile, per user, per e-mail, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to several hundred thousand dollars. The price of our annual maintenance contracts is based on a percentage of the related product license price and is generally paid in advance. Professional service fees for implementation and training are generally priced on a per hour or per class basis.

     We recognize revenues in accordance with the Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2." We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. In software arrangements in which we do not have vendor-specific objective evidence, we defer revenue until the earlier of when vendor-specific objective evidence is determined for all elements or when all elements have been delivered. We recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to implementation remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, we recognize revenues as payments become due from the customer. If we do not consider collection to be probable, then we recognize revenues when the fee is collected. We recognize revenues allocable to maintenance on a straight-line basis over the periods in which it is provided. We evaluate arrangements that include professional services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, we recognize revenues from the arrangement using contract accounting, generally on a percentage of completion basis. When we do not consider the professional services to be essential, we recognize the revenues allocable to the services as they are performed.

     We have sustained losses on a quarterly and an annual basis since inception. As of December 31, 1999, we had an accumulated deficit of $22.8 million. Our net loss was $12.0 million in 1999, $5.0 million in 1998 and $4.7 million in 1997. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant increases in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. Accordingly, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and these losses may increase significantly from current levels. We do not expect to achieve profitability in 2000 or 2001.

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

THE KD ONE ACQUISITION

     We acquired Knowledge Discovery One, Inc. in February 2000, as a result of which KD One is now our wholly-owned subsidiary. In connection with the transaction, we acquired all of the outstanding shares of KD One in exchange for 1,969,630 shares of our common stock. In addition, options of KD One were converted into options to purchase approximately 268,297 shares of our common stock.

     KD One was incorporated in Delaware in December 1996 and was in development stage from inception through December 1997. KD One shipped its first products in May 1998. KD One had total revenues of $3.5 million in 1999 and $3.2 million in 1998. KD One's cost of revenues increased to $2.8 million in 1999 from $2.0 million in 1998, and its operating expenses increased to $8.8 million in 1999 from $5.7 million in 1998. As of December 31, 1999, KD One had accumulated net losses, excluding accretion on redeemable convertible preferred stock, of $16.2 million since inception. KD One grew to 51 employees as of December 31, 1999 from 38 employees as of December 31, 1998.

     We expect to incur additional expenses across all departments to build and integrate our direct sales force and our professional service organization, increase our indirect sales activities, increase our investment in the development of technology and expand general and administrative infrastructure. We expect that these investments will cause all operating expense categories to increase in absolute dollars and could result in an increase in expense categories as a percentage of revenues. In addition, this expansion will place significant demands on our management and operational resources.

     We will account for the KD One acquisition using the purchase method of accounting. Under the purchase method, the purchase price of KD One will be allocated to the assets and liabilities that we acquired from KD One. As a result, we will record non-cash charges against our future operating results, which will adversely affect our reported financial results. If we had completed the acquisition on December 31, 1999, we would have recorded approximately $117.4 million in goodwill and other intangible assets in connection with the acquisition. We would have recorded an amortization expense of $26.2 million in 2000, $30.0 million in 2001, $30.0 million in 2002, $30.0 million in 2003 and
$1.2 million in the first quarter of 2004. The actual amount of goodwill and other intangible assets will be higher due to KD One's net losses between December 31, 1999 and the closing of the acquisition on February 14, 2000.

RESULTS OF OPERATIONS

     The following table sets forth certain items in our statement of operations expressed as a percentage of total revenues for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997       1998      1999
                                                           ------      ----      ----
Revenues:
  Product..............................................        90%       88%       75%
  Service and maintenance..............................        10        12        25
                                                           ------      ----      ----
     Total revenues....................................       100       100       100
Cost of revenues:
  Product..............................................         4         1         2
  Service and maintenance..............................        10         8        18
                                                           ------      ----      ----
     Total cost of revenues............................        14         9        20
                                                           ------      ----      ----
Gross margin...........................................        86        91        80
Operating expenses:
  Sales and marketing..................................       966       111        80
  Research and development.............................       433        52        54
  General and administrative...........................       185        32        25
  Stock compensation expense...........................         -         8        10
                                                           ------      ----      ----
     Total operating expenses..........................     1,584       203       169
                                                           ------      ----      ----
Loss from operations...................................    (1,498)     (112)      (89)
Other income, net......................................         8         1         9
                                                           ------      ----      ----
Net loss...............................................    (1,490)%    (111)%     (80)%
                                                           ------      ----      ----
                                                           ------      ----      ----

RESULTS OF OPERATIONS FOR 1999, 1998 AND 1997

REVENUES

     Our revenues increased 238% to $15.1 million in 1999, from $4.5 million in 1998. During 1997, our software products were in the early stages of development and total revenues were $317,000, consisting principally of product revenues. The increase in total revenues is primarily the result of increased sales of our cornerstone product, Net Perceptions for E-commerce. Revenues from our Net Perceptions Recommendation Engine and the introduction in 1999 of two new products, Net Perceptions for Call Centers and Net Perceptions for Knowledge Management, also contributed to the increase in total revenues.

     Revenues from United States sales were $12.7 million in 1999, $3.9 million in 1998 and $232,000 in 1997, or 84% of total revenues in 1999, 87% in 1998 and
73% in 1997. Revenues from international sales were $2.4 million in 1999, $600,000 in 1998 and $85,000 in 1997, representing 16% of total revenues in 1999, 13% in 1998 and 27% in 1997. The majority of international sales to date were made in Europe and Asia by our direct sales force located in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Purchases by one customer represented 11% of our revenues in 1999. During 1998, no single customer accounted for 10% or more of total revenues. During 1997, two customers accounted for approximately 22% and 19% of total revenues. We do not expect any single customer to account for 10% or more of total revenues in 2000.

     Product revenues. Product revenues increased 188% to $11.4 million in 1999 from $4.0 million in 1998. We currently derive the majority of our product revenues from our Net Perceptions for E-commerce product. The growth of revenues in absolute dollars is attributable to an increase in the average size of license transactions recognized during the year, increased sales and marketing efforts, specifically the expansion of our direct sales force, and increased sales of our products. Product revenues from United States sales increased 178% to $9.6 million in 1999 from $3.4 million in 1998, representing 84% of total product revenues in 1999 and 87% in 1998. Product revenues from international sales increased to $1.8 million in 1999, from $507,000 in 1998, or 16% of total product revenues in 1999 and 13% in 1998. We anticipate that revenues from product licenses will continue to represent a majority of our revenues in the foreseeable future. In addition, we expect that prior percentage growth rates of our product revenues will not be sustainable in the future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Our professional service revenues include business consulting, implementation support and educational services and are generally offered on a time and material basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the period of the agreement. Total service and maintenance revenues increased 613% to $3.7 million in 1999 from $522,000 in 1998. Service and maintenance revenues were 25% of total revenues in 1999 and 12% in 1998. During 1997, our company was in the early stages of development and our service and maintenance revenues were $33,000.

     Professional service revenues increased 750% to $2.3 million in 1999 from $274,000 in 1998. Professional service revenues were nominal in 1997. Professional service revenues were 63% of total service and maintenance revenues in 1999, 52% in 1998 and 27% in 1997. The increase in professional service revenues in 1999 is a result of higher business volumes and additional personnel in our professional services group. Our professional service revenues as a percentage of total revenues may decline to the extent our strategy of developing alliances with systems integrators continues to expand.

     Maintenance revenues increased 461% to $1.4 million in 1999 from $248,000 in 1998. Maintenance revenues were nominal in 1997. Maintenance revenues were 37% of total service and maintenance revenues in 1999, 48% in 1998 and 73% in 1997. The increase in maintenance revenues is a result of expanded software sales and corresponding maintenance fees relating to a larger installed base of software licenses. We expect our maintenance revenues to increase as a percentage of total revenues in 1999 to the extent our installed license base grows. Our maintenance revenues as a percentage of total revenues may continue to increase as the installed license base increases.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 450% to $286,000 in 1999 from $52,000 for 1998, representing 3% and 1% of the related product revenues. Cost of product revenues was $14,000 in 1997. The increase in cost of product revenues as a percentage of total product revenues from 1998 to 1999 is attributable to increased royalties payable to vendors. The increase in the absolute dollar amount of cost of product revenues was due to higher volumes of product shipped. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expended as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will increase in dollar amounts and as a percentage of product revenues in the future.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related costs incurred in providing telephone and Web-based support, professional and educational services to customers. Cost of service and maintenance revenues increased 633% to $2.7 million in 1999, from $373,000 in 1998, representing 74% and 71% of the related services and maintenance revenues. Cost of service and maintenance revenues was $30,000 in 1997. The increase in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is due primarily to recruiting and training costs associated with increased personnel in our service organization, as well as to increased costs for third-party contractors used to staff consulting engagements. We believe that the cost of service and maintenance revenues will increase in dollar amounts in the future as we expand our service capacity to meet anticipated demand. In addition, cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses were $12.1 million in 1999, $5.0 million in 1998 and $3.1 million in 1997. Sales and marketing expenses increased 143% from 1998 to 1999, and 63% from 1997 to 1998. Sales and marketing expenses were 80% of total revenues in 1999, 111% in 1998 and 966% in 1997. The overall increase in sales and marketing expenses in absolute dollar amounts reflects the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, deploying new products and expanding promotional activities. We believe that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as we continue to expand our direct sales and marketing efforts for all of our product lines.

     Research and development. Research and development expenses consist primarily of salaries, other employee related costs and consulting fees relating to the development of our products. Research and development expenses were $8.2 million in 1999, $2.3 million in 1998 and $1.4 million in 1997. Research and development expenses increased 254% from 1998 to 1999 and 69% from 1997 to 1998. Research and development expenses were 54% of total revenues in 1999, 52% in 1998 and 433% in 1997. The increase in research and development expenses in absolute dollars is primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in absolute dollars in future periods.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee related costs and professional service fees. General and administrative expenses were $3.7 million in 1999, $1.4 million in 1998 and $585,000 in 1997. General and administrative expenses increased 162% from 1998 to 1999, and 143% from 1997 to 1998. General and administrative expenses were 25% of total revenues in 1999, 32% in 1998 and 185% in 1997. The overall increase in general and administrative expenses in absolute dollar amounts reflects the cost of hiring additional general and administrative personnel, increased professional fees, additional provision for doubtful accounts and additional infrastructure to support our expanded operations. We expect to continue to add administrative staff to support broadened operations. As a result, general and administrative expenses will increase in absolute dollar amounts in the future.

     Stock compensation. Compensation charges related to granted stock options were $1.5 million in 1999 and $366,000 in 1998. There were no compensation charges related to stock options granted in 1997. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of the grants. Stock compensation expense is recognized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

     Other income, net. Other income, net consists of interest income, interest expense, equity losses of a joint venture and other expense and was $1.4 million in 1999, $64,000 in 1998 and $25,000 in 1997. Other income, net increased substantially in 1999 due to interest income on the proceeds from our initial public offering in April 1999.

PROVISION FOR INCOME TAXES

     As of December 31, 1999, we had net operating loss carryforwards of approximately $18.1 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 1999, we had $140,000 of tax credit carryforwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit in the future the amount of net operating loss and tax credit carryforwards that could be utilized annually to offset future taxable income.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities, and to a lesser extent, loans and capital equipment leases. At December 31, 1999, we had $36.9 million of cash, cash equivalents and short-term investments, compared to $972,000 at December 31, 1998. Cash used in operations was $10.2 million in 1999, $4.4 million in 1998 and $4.6 million in 1997. Cash used in operations resulted primarily from net losses and increases in our accounts receivable, offset in part by the growth in accrued liabilities, deferred revenues and non-cash expenses, including depreciation and stock compensation.

     We used $30.8 million net cash in investing activities in 1999 and $1.7 million in 1997. In 1998, net cash provided by investing activities was $3.0 million. Our investing activities consisted primarily of purchases and sales of marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will be invested in investment grade, interest bearing securities.

     Net cash provided by financing activities was $57.5 million in 1999, $1.0 million in 1998 and $5.6 million in 1997. Financing activities consisted primarily of the sale of our common and preferred stock. On April 28, 1999, we completed an initial public offering, selling 3,650,000 shares of common stock at a price of $14 per share, raising a total of $46.1 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. In May 1999, the underwriters of our initial public offering exercised their right to purchase additional shares of common stock to cover over-allotments. Accordingly, we sold 547,500 additional shares of common stock, generating an additional $7.1 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Including the over-allotment shares, we sold a total of 4,197,500 shares of common stock in our initial public offering, raising a total of $53.2 million net of underwriting discounts and commissions and estimated offering expenses.

     Capital expenditures were $4.6 million in 1999, $914,000 in 1998 and $414,000 in 1997. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment and software, for our growing employee base. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. During 1999, we purchased property and equipment with cash balances. We expect that the rate of purchases of property and equipment will continue to increase in the future as our employee base grows.

     We have also used loans and leases to partially finance our operations. At December 31, 1999, we had $853,000 in current and noncurrent loans, including current and noncurrent lease obligations. Included in the amounts above are installment loans with a third-party financing source that are secured by the equipment financed by the third party. The loans bear interest at rates between 15.9% and 16.8% and mature between November 2000 and July 2002. The total amount outstanding under these loans as of December 31, 1999 was approximately $534,000. At December 31, 1999, we also had noncancellable operating leases for office space of approximately $5.8 million which are payable through 2010.

     Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We intend to fund the intended increase in expenses and capital expenditures through the proceeds of our recent public offering (see Item 1. "Business-Recent Developments"), together with existing cash, cash equivalents and short-term investments, and believe that these funds will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

YEAR 2000 ISSUES

     "Year 2000 issues" refer generally to the problems that some software and hardware may have in determining the correct century for the year. For example, software with the date-sensitive functions that is not year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000 or recognize the year 2000 as a leap year, which may result in failures or the creation of erroneous results.

     We designed our current products to be year 2000 compliant when configured and used in accordance with the related documentation, provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are year 2000 compliant. We have sought assurances from our vendors that the hardware and software we have obtained from third parties is year 2000 compliant. In addition, we have assessed our material internal information technology systems and non-information technology systems for year 2000 compliance. Based upon these assurance and assessments, we do not expect to incur material costs related to year 2000-related issues. To date, we have not experienced any problems or failures with our products or internal systems associated with year 2000-related issues. However, we may experience significant unanticipated problems and costs caused by undetected year 2000 problems, or problems with KD One's products or internal systems.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Financial Accounting Standards Statement No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We will be required to adopt Financial Accounting Standards Statement No. 133 for our year ending December 31, 2001. However, because we do not utilize derivative financial instruments, we do not believe the impact of Financial Accounting Standards Statement No. 133 will be material to our consolidated financial position or results of operations.

     In January 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of Statement of Position 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Statement of Position 98-9 requires use of the residual method for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. We will be required to comply with the provisions of Statement of Position 98-9 for transactions entered into beginning January 1, 2000. The adoption of Statement of Position 98-9 is not expected to have a material impact on our financial position or operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Through December 31, 1999, substantially all of our recognized revenues were denominated in United States dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

     Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company required by this item are included herein as exhibits and listed under Item 14.(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth our executive officers and directors, and their ages as of March 15, 2000.

                NAME                   AGE                         POSITION
                ----                   ---                         --------
Steven J. Snyder.....................  45    President, Chief Executive Officer and Director
Nanci Anderson.......................  43    Vice President of Customer Solutions
Paul Bieganski.......................  36    Chief Technical Officer
Thomas M. Donnelly...................  36    Senior Vice President of Finance and Administration,
                                             Chief Financial Officer and Secretary
P. Stephen Larsen....................  49    Senior Vice President of Marketing and Business
                                             Development
Bradley N. Miller....................  35    Vice President of Product Development
George E. Moser......................  44    Senior Vice President of Worldwide Sales
John T. Riedl........................  38    Director and Chief Scientist
Douglas J. Burgum....................  43    Director
Ann L. Winblad.......................  49    Director
William Lansing......................  41    Director

     Steven J. Snyder co-founded Net Perceptions in July 1996 and since that time has served as our President and Chief Executive Officer and as a director. From January 1996 to July 1996, Dr. Snyder served as an independent consultant. From July 1993 to December 1995, Dr. Snyder served as Vice President of Software Development at Personnel Decisions International, Inc., a human resources consulting firm. Dr. Snyder pursued his doctorate in psychology from 1988 to 1994. From 1983 to 1988, Dr. Snyder was employed by Microsoft Corporation, a software company, where he held several posts including IBM Account Manager and General Manager of the Language Business Unit. Dr. Snyder holds a B.S. in mathematics from Drexel University, an M.B.A. from Harvard University and an M.A. and a Ph.D. in psychology from the University of Minnesota.

     Nanci Anderson joined Net Perceptions in September 1998 as our General Manager of Customer Solutions, and in March 1999 was promoted to Vice President of Customer Solutions. From February 1998 to September 1998, Ms. Anderson was Technology Services Practice Director for Oracle Corporation, a software company. From December 1996 to February 1998, Ms. Anderson was Chief Operating Officer for KeyTech, LLC, a software development firm specializing in object-oriented and Internet application development services. From April 1995 to December 1996, Ms. Anderson was Area Services Director for Lawson Software Corporation, a software company.

     Paul Bieganski joined Net Perceptions in August 1997 as our Director of Algorithm Development, and in November 1998 became our Chief Technical Officer. From September 1995 to August 1997, Dr. Bieganski was the Vice President of Research and Development at Signum Systems, a manufacturer of embedded systems software and hardware development tools. Dr. Bieganski holds a B.S., an M.S. and a Ph.D. in computer science from the University of Minnesota.

     Thomas M. Donnelly joined Net Perceptions in March 1997 as our Corporate Controller, and in March 1998 became our Chief Financial Officer. In February 1999, Mr. Donnelly was appointed Secretary. In July 1999, Mr. Donnelly also became Senior Vice President of Finance and Administration. From March 1995 to March 1997, Mr. Donnelly served as a financial and management consultant in the capacity of chief financial officer or corporate controller for various public and private companies and partnerships, including Net Perceptions from September 1996 to March 1997. Mr. Donnelly holds a B.A. in economics from St. Olaf College.

     P. Stephen Larsen joined Net Perceptions in June 1997 as our Vice President of Marketing and Business Development. In July 1999, Mr. Larsen became Senior Vice President of Marketing. From August 1996 to June 1997, Mr. Larsen served as Vice President of Business Development for CitySearch, Inc., a community-based information service. From July 1995 to August 1996, Mr. Larsen was President and Managing Partner of Digital Dynamics, a consulting company. Mr. Larsen holds an A.A. from Rochester State College.

     Bradley N. Miller co-founded Net Perceptions in July 1996 and since that time has served as our Vice President of Product Development. From September 1992 to July 1996, Mr. Miller was a Ph.D. candidate in Computer Science at the University of Minnesota. Mr. Miller holds a B.A. in physics and computer science from Luther College and an M.S. in computer science from the University of Minnesota.

     George E. Moser joined Net Perceptions in January 1997 as our Regional Director of Sales, East Region. In September 1997, Mr. Moser was appointed Vice President of Worldwide Sales and in July 1999, Mr. Moser became Senior Vice President of Worldwide Sales. From March 1993 to December 1996, Mr. Moser was the Director, East Region for Autodesk, Inc., a software company. Mr. Moser holds a B.S. in management and an M.B.A. from the University of Hartford.

     John T. Riedl co-founded Net Perceptions in July 1996 and since such time has served as a director. In November 1998, Dr. Riedl became our Chief Scientist. Since September 1998, Dr. Riedl has worked with us on a part-time basis. From July 1996 until November 1998, Dr. Riedl served as our Chief Technical Officer. Dr. Riedl has been a professor in the computer science department at the University of Minnesota since March 1990. Dr. Riedl holds a B.S. in mathematics from the University of Notre Dame and an M.S. and a Ph.D. in computer science from Purdue University.

     Douglas J. Burgum became a director of Net Perceptions in January 1999. Mr. Burgum has served as President of Great Plains Software, Inc., a software company, since March 1984, Chief Executive Officer since September 1991 and Chairman of the Board since January 1996. Mr. Burgum holds a B.U.S. from North Dakota State University and an M.B.A. from Stanford University.

     Ann L. Winblad became a director of Net Perceptions in August 1996. Ms. Winblad has been a General Partner of Hummer Winblad Venture Partners, a venture capital investment firm, since 1989. Ms. Winblad is also a director of The Knot, Inc. and Liquid Audio, Inc. Ms. Winblad holds a B.A. in mathematics and business administration from the College of Saint Catherine and an M.A. in education with an economics focus from the University of St. Thomas.

     William Lansing became a director of Net Perceptions in May 1999. Mr. Lansing was hired as President of Fingerhut Companies, Inc. in May 1998 and became Chief Executive Officer in May 1999. From November 1996 to May 1998, Mr. Lansing served as a Vice President for Business Development of General Electric Corp. From January 1996 to October 1996, he served as Chief Operating Officer of Prodigy. Mr. Lansing also serves as a director of Digital River, Inc., Select Comfort Corp., FreeShop.com, Inc. and BigStar Entertainment, Inc. Mr. Lansing holds a B.A. in English from Wesleyan University and a J.D. from Georgetown University. Mr. Lansing has announced that he will resign from Fingerhut effective April 1, 2000.

     We currently have five directors. Each director holds office until the next annual meeting of stockholders or until a successor is duly elected and qualified. The officers serve at the discretion of the board of directors. There are no family relationships among our directors and officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act, as amended, requires the Company's directors, officers and stockholders who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended December 31, 1999, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Messrs. Bieganski and Moser, who each filed one late Form 4 covering one transaction, and Mr. Miller, who filed one late Form 4 covering two transactions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary compensation table

     The following table sets forth information with respect to compensation we paid in 1998 and 1999 for services to us by our chief executive officer and our four other highest-paid executive officers whose total salary and bonus for 1999 exceeded $100,000. We refer to these officers as our named executive officers in other parts of this report.

                                                                LONG-TERM
                                                               COMPENSATION
                                                                  AWARDS
                                                               ------------
                                                                NUMBER OF
                                                                SHARES OF
                                       ANNUAL COMPENSATION     COMMON STOCK
                                      ---------------------     UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR   SALARY($)   BONUS($)       OPTIONS      COMPENSATION($)
 ---------------------------   ----   ---------   ---------    ------------   ---------------
Steven J. Snyder.............  1999    150,000       40,000           --                --
  President and Chief          1998    130,000       10,000           --                --
  Executive Officer
P. Stephen Larsen............  1999    175,000       25,000           --                --
  Senior Vice President of     1998    175,000       23,500      140,000                --
  Marketing
Nanci Andersen...............  1999    130,000       21,850       30,000                --
  Vice President of Customer   1998     36,500           --       40,000                --
  Solutions
Thomas M. Donnelly...........  1999    125,000       40,000       40,000                --
  Senior Vice President of     1998     94,833       10,000       96,000                --
  Finance and Administration
  and Chief Financial Officer
George E. Moser..............  1999    125,000      133,600(1)    10,000                --
  Senior Vice President of     1998    122,500       82,500(2)   140,000            50,000(3)
  Worldwide Sales

-------------------------

(1) Includes commissions of $113,600.

(2) Includes commissions of $72,500.

(3) Represents relocation expenses.

Option grants in last year

     The following table sets forth each grant of stock options in 1999 to each of the named executive officers. We did not grant any stock appreciation rights during 1999. The exercise price of each option is equal to the fair market value of our common stock on the date that the grant was approved by the compensation committee of our board of directors.

     The potential realizable values are net of the exercise prices and before taxes associated with the exercise, and are based on the assumption that our common stock appreciates at the annual rate shown from the date of the grant until the expiration of the ten-year option term. These numbers are calculated based on the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The amounts reflected in the table may not necessarily be achieved. The actual amount the executive officer may realize will depend upon the extent to which the stock price exceeds the exercise price of the options on the date the option is exercised.

                                           INDIVIDUAL GRANTS
                        --------------------------------------------------------
                                            PERCENT OF                             POTENTIAL REALIZABLE VALUE
                           NUMBER OF          TOTAL                                AT ASSUMED ANNUAL RATES OF
                           SECURITIES        OPTIONS                                STOCK PRICE APPRECIATION
                           UNDERLYING       GRANTED TO    EXERCISE                      FOR OPTION TERM
                            OPTIONS        EMPLOYEES IN   PRICE PER   EXPIRATION   --------------------------
         NAME           GRANTED(#/SH)(1)    1999(%)(2)    SHARE($)       DATE        5%($)           10%($)
         ----           ----------------   ------------   ---------   ----------   ----------      ----------
Steven J. Snyder......           --              --            --           --            --              --
P. Stephen Larsen.....           --              --            --           --            --              --
Nanci Andersen........       10,000            0.66          5.50      1/26/09        34,589          87,656
                             20,000            1.33         14.00      4/21/09       176,091         446,248
Thomas M. Donnelly....       20,000            1.33          5.50      1/26/09        69,178         175,312
                             16,306            1.08         15.94      7/30/09       163,435         414,177
                              3,694            0.25         15.94      7/30/09        37,025          93,829
George E. Moser.......       10,000            0.66         15.94      7/30/09       100,230         254,003

-------------------------
(1) Options granted under our 1996 Stock Plan are immediately exercisable for all the option shares, but any shares purchased under those options will be subject to repurchase by us at the original exercise price paid per share, upon the optionee's cessation of service, prior to the vesting in those shares. Options granted under our 1999 Equity Incentive Plan may be exercised only when, and to the extent, vested. Each of the options has a 10 year term, subject to earlier termination in the event of the optionee's cessation of service.

(2) Based on an aggregate of 897,936 options granted to our employees under the 1996 Stock Plan and 607,050 options granted to our employees under the 1999 Equity Incentive Plan during the year ended December 31, 1999.

Fiscal year-end option values

     The following table provides information concerning the number and value of the shares of common stock underlying unexercised options held by each of the named executive officers as of December 31, 1999. None of the named executive officers exercised any options in 1999.

                                                   NUMBER OF
                                             SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                                            DECEMBER 31, 1999(#)(1)        DECEMBER 31, 1999($)(2)
                                          ---------------------------    ---------------------------
                  NAME                    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                  ----                    -----------   -------------    -----------   -------------
Steven J. Snyder........................        --              --               --             --
P. Stephen Larsen.......................    50,416          89,584        2,095,389      3,714,611
Nanci Andersen..........................    18,124          51,876          689,758      1,876,242
Thomas M. Donnelly......................    43,457          92,543        1,747,679      3,481,471
George E. Moser.........................    81,873         118,127        3,401,711      4,787,664

-------------------------
(1) Options granted under our 1996 Stock Plan are immediately exercisable for all the option shares, but any shares purchased under those options will be subject to repurchase by us at the original exercise price paid per share, upon the optionee's cessation of service, prior to the vesting in those shares. Options granted under our 1999 Equity Incentive Plan may be exercised only when, and to the extent, vested.

(2) The value of unexercised in-the-money options held at December 31, 1999 represents the total gain which would be realized if all of the in-the-money options held at December 31, 1999 were exercised, and is determined by multiplying the number of shares of common stock underlying the options by the difference between $42.00, which was the closing price per share of our common stock on the Nasdaq National Market on December 31, 1999, and the applicable per share option exercise price. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

CHANGE OF CONTROL ARRANGEMENTS/EMPLOYMENT AGREEMENTS

     The compensation committee of the board of directors, as administrator of the 1999 Equity Incentive Plan, can provide for accelerated vesting of the shares of common stock subject to outstanding options held by any of our employees or directors in connection with certain changes in control of Net Perceptions. The accelerated vesting may be conditioned on the termination of the individual's employment following the change in control event.

     Some of our officers and employees, including all of our executive officers, are eligible to participate in our Change in Control Severance Plan. Under the Change in Control Severance Plan, if an officer's employment is involuntarily terminated within 18 months after a change in control or the officer declines a position with the acquirer in a change in control, we will pay the officer severance benefits equal to six months of base salary.

1999 EQUITY INCENTIVE PLAN

     The 1999 Equity Incentive Plan was adopted by the board of directors on February 4, 1999 and our stockholders approved the adoption of the plan. We initially reserved 800,000 shares of common stock for issuance under the 1999 Equity Incentive Plan, subject to automatic adjustment as described below. Upon the closing of our initial public offering in April 1999, the 1999 Equity Incentive Plan replaced our 1996 Stock Plan. Any shares that were not issued at that time under our 1996 Stock Plan are available for grant under the 1999 Equity Incentive Plan, but no additional shares or options will be issued under our 1996 Stock Plan. As of January 1 of each year, commencing with the year 2000 and ending with the year 2002, the number of shares reserved for issuance under the 1999 Equity Incentive Plan will be increased automatically by 5% of the total number of shares of common stock then outstanding or, if less, by 1,500,000 shares. Employees, non-employee members of the board of directors and consultants are eligible for awards under the 1999 Equity Incentive Plan. The types of awards that may be made under the 1999 Equity Incentive Plan are options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options may be incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 or nonstatutory stock options not designed to qualify for such favorable tax treatment. With limited restrictions, if shares awarded under the 1999 Equity Incentive Plan or the 1996 Stock Plan are forfeited, then those shares will again become available for new awards under the 1999 Equity Incentive Plan.

     Outstanding options under the 1996 Stock Plan were incorporated into the 1999 Equity Incentive Plan at the time of our initial public offering. The incorporated options continue to be governed by their existing terms, unless the committee elects to extend one or more features of the 1999 Equity Incentive Plan to those options or to other outstanding shares. The committee has elected to extend the change in control acceleration feature of the 1999 Equity Incentive Plan to all outstanding options and unvested shares. Previously, options granted under the 1996 Stock Plan provided that the shares would accelerate upon an acquisition only if not assumed by the acquiring entity. The outstanding options under the 1996 Stock Plan contain substantially the same terms and conditions as specified below for options granted under the 1999 Equity Incentive Plan.

     The compensation committee of our board of directors administers the 1999 Equity Incentive Plan. The committee has complete discretion to make all decisions relating to the interpretation and operation of the 1999 Equity Incentive Plan, including the discretion to determine which eligible individuals are to receive any award, and to determine the type, number, vesting requirements and other features and conditions of each award.

     The exercise price for incentive stock options granted under the 1999 Equity Incentive Plan may not be less than 100% of the fair market value of the common stock on the option grant date. The exercise price for non-qualified options granted under the 1999 Equity Incentive Plan may not be less than 85% of the fair market value of the common stock on the option grant date. The exercise price may be paid in cash or in outstanding shares of common stock that have been held for more than six months or purchased on the open market. The exercise price may also be paid by using a cashless exercise method with a securities broker, a pledge of shares to a securities broker or a full-recourse promissory note. The purchase price for newly issued restricted shares awarded under the 1999 Equity Incentive Plan may be paid in cash, by promissory note or by the rendering of past or future services.

     The committee may reprice options and may modify, extend or assume outstanding options and stock appreciation rights. The committee may accept the cancellation of outstanding options or stock appreciation rights in return for the grant of new options or stock appreciation rights. The new option or right may have the same or a different number of shares and the same or a different exercise price.

     Upon certain defined events causing a change in control of Net Perceptions, an option or other award under the 1999 Equity Incentive Plan will become fully exercisable or fully vested if the option or award is not assumed by the surviving corporation or its parent or if the surviving corporation or its parent does not substitute another award on substantially the same terms. An option or award will become fully exercisable or fully vested if the holder's employment or service is involuntarily terminated within 18 months following the change in control. A change in control includes:

     - a merger or consolidation after which our then current stockholders own less than 50% of the surviving corporation;

     - a sale of all or substantially all of our assets;

     - a proxy contest that results in replacement of more than one-third of the directors over a 24-month period; or

     - an acquisition of 50% or more of our outstanding stock by a person other than by a person related to us, such as a corporation owned by our stockholders.

     In the event of a merger or other reorganization, the agreement of merger or reorganization may provide that outstanding options and other awards under the 1999 Equity Incentive Plan shall be assumed by the surviving corporation or its parent, shall be continued by us if we are a surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment.

     The board of directors may amend or terminate the 1999 Equity Incentive Plan at any time. If the board of directors amends the plan, stockholder approval of the amendment will be sought only if required by an applicable law. The 1999 Equity Incentive Plan will continue in effect indefinitely unless the board of directors decides to terminate the plan.

     As of December 31, 1999, options to purchase 2,528,766 shares of common stock, at a weighted average exercise price of $7.97 per share, were outstanding under our 1996 Stock Plan and 1999 Equity Incentive Plan.

THE KD ONE 1996 STOCK OPTION/STOCK ISSUANCE PLAN

     In connection with our acquisition of KD One, we assumed all outstanding options granted under the KD One 1996 Stock Option/Stock Issuance Plan. The KD One 1996 Stock Option/Stock Issuance Plan provided for the grant of incentive stock options and non-statutory stock options to employees, consultants and non-employee directors of KD One. We have reserved 268,297 shares of common stock for issuance upon the exercise of these assumed options. The KD One 1996 Stock Option/Stock Issuance Plan contains provisions that provide for accelerated vesting of options in certain circumstances. These acceleration provisions will continue to govern the options that we assumed in the KD One acquisition. We will not grant any additional options under the KD One 1996 Stock Option/Stock Issuance Plan.

EMPLOYEE STOCK PURCHASE PLAN

     The board of directors adopted our Employee Stock Purchase Plan on February 4, 1999, and our stockholders have approved the adoption of the plan. We initially reserved 1,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan. As of January 1 each year, the number of shares reserved for issuance under the Employee Stock Purchase Plan will be increased automatically by 2% of the total number of shares of common stock outstanding or, if less, 600,000 shares. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Two offering periods, each with a duration of six months, will commence on May 1 and November 1 each calendar year. However, the first offering period commenced on April 22, 1999, the effective date of the registration statement filed in connection with our initial public offering, and ended on October 31, 1999. Purchases of common stock will occur on April 30 and October 31 each calendar year. The Employee Stock Purchase Plan is administered by the compensation committee of the board of directors. Each of our employees is eligible to participate if he or she is employed by us for at least 20 hours per week and for more than five months per year.

     The Employee Stock Purchase Plan permits each eligible employee to purchase common stock through payroll deductions. Each employee's payroll deductions may not exceed 15% of the employee's cash compensation. No more than 4,000 shares may be purchased on any purchase date. The price of each share of common stock purchased under the Employee Stock Purchase Plan will be 85% of the lower of the fair market value per share of common stock on the date immediately before the first date of the applicable offering period or the fair market value per share of common stock on the purchase date. In the case of the first offering period, the price per share under the plan was $14.00, which was the per share public offering price for the common stock in our initial public offering. Employees may end their participation in the Employee Stock Purchase Plan at any time. Participation ends automatically upon termination of employment with us.

     In the event of a change in control of Net Perceptions, the Employee Stock Purchase Plan will end and shares will be purchased with the payroll deductions accumulated to date by participating employees. The board of directors may amend or terminate the Employee Stock Purchase Plan at any time. If the board of directors increases the number of shares of common stock reserved for issuance under the Employee Stock Purchase Plan, it must seek the approval of our stockholders.

1999 NON-EMPLOYEE DIRECTOR OPTION PLAN

     Our 1999 Non-Employee Director Option Plan was adopted by the board of directors on February 4, 1999, and our stockholders approved the adoption of the plan. Under the 1999 Non-Employee Director Option Plan, non-employee members of the board of directors are eligible for automatic option grants. A maximum of 500,000 shares of common stock has been authorized for issuance under the 1999 Non-Employee Director Option Plan.

     The compensation committee of the board of directors makes any administrative determinations under the 1999 Non-Employee Director Option Plan.

     The exercise price for options granted under the 1999 Non-Employee Director Option Plan may be paid in cash or in outstanding shares of common stock that have been held for more than six months or purchased on the open market. Options may also be exercised using a cashless exercise method with a securities broker.

     We will grant each individual who first joins the board of directors as a non-employee director an option for 20,000 shares of common stock under the 1999 Non-Employee Director Option Plan. Each 20,000-share option will vest over 24 months from the grant date, but vesting will accelerate to the extent the board deems it necessary to avoid adverse accounting treatment for these options. At each annual stockholders meeting, beginning in 2000, each non-employee director will automatically be granted at that meeting, whether or not he or she is standing for re-election at that particular meeting, a stock option to purchase 10,000 shares of common stock. Each 10,000-share option will become exercisable for

100% of the shares at grant. Each option will have an exercise price equal to the fair market value of the common stock on the automatic grant date. Each option will have a maximum term of 10 years, but will terminate earlier if the optionee ceases to be a member of the board of directors. Each option will fully vest automatically upon a change in control.

     The board of directors may amend or modify the 1999 Non-Employee Director Option Plan at any time. The 1999 Non-Employee Director Option Plan will terminate on February 3, 2009, unless the board of directors decides to terminate the plan sooner.

     As of December 31, 1999, options to purchase 20,000 shares of common stock, at an exercise price of $17.00 per share, were outstanding under our 1999 Non-Employee Director Option Plan.

BOARD COMMITTEES

     The audit committee consists of Messrs. Burgum and Lansing and Ms. Winblad. The audit committee makes recommendations to the board of directors regarding the selection of independent accountants, reviews the results and scope of audit and other services provided by our independent accountants and reviews and evaluates our audit and control functions.

     The compensation committee consists of Messrs. Lansing and Burgum and Ms. Winblad. The compensation committee makes recommendations regarding our stock plans and makes decisions concerning salaries and incentive compensation for our employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the compensation committee is currently or has been, at any time since our formation, one of our officers or employees. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

     We do not currently provide our directors with cash compensation for their services as members of the board of directors, although members are reimbursed for some expenses in connection with attendance at board and committee meetings. Directors who are also our employees are eligible to participate in our 1999 Equity Incentive Plan. Non-employee directors are eligible for periodic option grants under our 1999 Non-Employee Director Option Plan.

     In January 1999, Mr. Burgum received an option to purchase 30,000 shares of common stock at an exercise price of $5.50 per share. This option is immediately exercisable. The shares purchasable thereunder are subject to repurchase by us at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right lapses as to the option shares in a series of 24 equal monthly installments from the grant date, but will become fully vested if the board deems it desirable to avoid adverse accounting treatment with respect to the option. In May 1999, Mr. Lansing received an option to purchase 20,000 shares of common stock at an exercise price of $17.00 per share. This option vests in equal installments over a 24 month period from the grant date, but vesting will accelerate to the extent the board deems it necessary to avoid adverse accounting treatment for those options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of the close of business on March 28, 2000, as adjusted to reflect the closing on March 29, 2000 of our public offering referred to in Item 1. "Business-Recent Developments", by:

     - each person who is known by us to beneficially own more than five percent of the outstanding shares of our common stock;

     - each of our directors and each named executive officer; and

     - all of our current directors and executive officers as a group.

     This information is based upon information received from or on behalf of the individuals named herein.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon a total of 26,297,863 shares of common stock outstanding, comprised of 24,297,863 shares of common stock outstanding as of March 28, 2000 plus the 2,000,000 shares of common stock issued at the closing on March 29, 2000 of our public offering referred to in Item 1. "Business -- Recent Developments". In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2000, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                                            NUMBER OF
                                                              NUMBER OF   SHARES SUBJECT
NAME AND ADDRESS OF BENEFICIAL OWNER                           SHARES     TO OPTIONS(1)    PERCENT
------------------------------------                          ---------   --------------   -------
London Pacific Life & Annuity Company(2)....................  2,605,864           --         9.9%
  3109 Poplarwood Court
  Suite 108
  Raleigh, North Carolina 27604
Norwest Bank Minnesota, N.A.(3).............................  2,490,378           --         9.5
  Norwest Center
  Sixth and Marquette
  Minneapolis, MN 55479
Steven J. Snyder............................................  1,712,650           --         6.5
  7901 Flying Cloud Drive
  Minneapolis, Minnesota 55344
Bradley N. Miller...........................................  1,251,230        1,249         4.8
  7901 Flying Cloud Drive
  Minneapolis, Minnesota 55344
John T. Riedl...............................................    900,804           --         3.4
P. Stephen Larsen...........................................    251,509      130,624         1.4
George E. Moser.............................................     64,103      193,124           *
Thomas M. Donnelly..........................................     45,583      120,998           *
Nanci Anderson..............................................      2,254       62,775           *
Ann L. Winblad(4)...........................................    309,913           --         1.2
Douglas J. Burgum...........................................      7,143       30,000           *
William Lansing.............................................     10,000        8,333           *
All directors and executive officers as a group (9            4,567,889      679,735        19.5
  persons)..................................................

-------------------------

* Indicates less than 1% of the total number of outstanding shares of common stock.

(1) Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of March 15, 2000.

(2) Consists of 1,954,398 shares held by London Pacific Life & Annuity Company and 651,466 shares held by its affiliate Berkeley International Capital Limited.

(3) This information is based upon information reported on Wells Fargo & Company's Schedule 13G filing made with the Securities and Exchange Commission as of December 31, 1999.

(4) Includes 31,770 shares held by Hummer Winblad Venture Partners III L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have granted options to some of our directors and executive officers. Please refer to the information under the headings "Management -- Option grants in last year" and "Security Ownership of Certain Beneficial Owners and Management."

     In addition, William Lansing, one of our directors, is the President, Chief Executive Officer and a director of Fingerhut Companies, Inc., which is one of our customers. Revenues attributable to sales to Fingerhut during 1999 totaled approximately $1.4 million. We believe these sales were on terms no less favorable to us than could have been obtained from unaffiliated third parties.

     We have entered into an indemnification agreement with each of our officers and directors.

     It is our intention to ensure that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates, are approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

     The financials statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

     2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required. The information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1**    Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions,
          Inc., Kentucky Acquisition Corporation and Knowledge
          Discovery One, Inc.
 3.1*     Amended and Restated Certificate of Incorporation.
 3.2*     Amended and Restated Bylaws.
 4.1*     Amended and Restated Investor Rights Agreement, dated
          December 18, 1997, among Net Perceptions, Inc. and the
          investors and founders named therein, as amended.
 4.2**    Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein.
 4.3*     Specimen common stock certificate.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1*     Form of Indemnification Agreement entered into between Net
          Perceptions, Inc. and its directors and officers.
10.2*     1996 Stock Plan.
10.3*     1999 Equity Incentive Plan.
10.4*     1999 Non-Employee Director Option Plan.
10.5*     Employee Stock Purchase Plan.
10.6*+    License Agreement between Net Perceptions, Inc. and Regents of the University of Minnesota, dated July 31, 1996.
10.7*+    Amendment to License Agreement between Net Perceptions, Inc.
          and Regents of the University of Minnesota, dated October
          13, 1997.
10.8**    Knowledge Discovery One, Inc. 1996 Stock Option/Stock
          Issuance Plan.
10.9*+    Orbix Development and Runtime License Agreement between IONA
          Technologies PLC and Net Perceptions, Inc., dated July 9,
          1998.
10.10*+   Agreement Amendment to Orbix Development and Runtime License
          Agreement between IONA Technologies PLC and Net Perceptions,
          Inc., dated October 12, 1998.
10.11*    Lease between the Protective Group and Net Perceptions,
          Inc., dated November 12, 1998.
10.12*    Form of Master Purchase Agreement.
10.13*    Change in Control Severance Plan and Summary Plan
          Description.
10.15*    Note Purchase Agreement between Net Perceptions, Inc. and
          Trans Cosmos, Inc., dated February 4, 1999.
21.**     List of Subsidiaries.
23.1      Consent of PricewaterhouseCoopers LLP, independent
          accountants.
24.1**    Power of Attorney.
27.       Financial Data Schedule.

-------------------------

* Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

** Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

+ Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

(B) Reports on Form 8-K

     On February 22, 2000, we filed a Current Report on Form 8-K in connection with our acquisition of Knowledge Discovery One, Inc.

                             NET PERCEPTIONS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................   F-4
Consolidated Statement of Stockholders' Equity and
  Comprehensive Loss for the Years Ended December 31, 1997,
  1998 and 1999.............................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Net Perceptions, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 27, 2000, except as to Note 12, which is as of February 14, 2000

                             NET PERCEPTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $    972    $ 17,457
  Short-term investments....................................        --      19,397
  Accounts receivable, net..................................     3,169       7,663
  Royalties receivable, net.................................       213       1,135
  Prepaid expenses and other current assets.................       142       1,373
                                                              --------    --------
          Total current assets..............................     4,496      47,025
Marketable securities.......................................        --       6,317
Investment in joint venture.................................        --         197
Property and equipment, net.................................     1,019       4,749
Other assets................................................       122         460
                                                              --------    --------
          Total assets......................................  $  5,637    $ 58,748
                                                              ========    ========
               LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK
                             AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    256    $  2,550
  Accrued expenses..........................................     1,410       3,296
  Deferred revenue..........................................     2,107       3,336
  Current portion of long-term liabilities..................       255         471
                                                              --------    --------
          Total current liabilities.........................     4,028       9,653
Long-term liabilities, net of current portion...............       538         707
                                                              --------    --------
          Total liabilities.................................     4,566      10,360
                                                              --------    --------
Commitments and contingencies (Notes 7 and 9)
Series A Convertible Redeemable Preferred Stock, at
  redemption value; $.0001 par value; 2,170,000 shares
  authorized; 2,168,130 shares issued and outstanding at
  December 31, 1998.........................................       650          --
                                                              --------    --------
Stockholders' equity:
  Series B Convertible Preferred Stock; $.0001 par value;
     4,000,000 shares authorized; 3,864,736 shares issued
     and outstanding at December 31, 1998...................        --          --
  Series C Convertible Preferred Stock; $.0001 par value;
     4,800,000 shares authorized; 4,635,834 shares issued
     and outstanding at December 31, 1998...................        --          --
  Preferred stock; $.0001 par value; 5,000,000 shares
     authorized; no shares issued or outstanding............        --          --
  Common stock; $.0001 par value; 50,000,000 shares
     authorized; 6,633,308 and 22,025,716 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................         1           2
  Additional paid-in capital................................    11,137      71,231
  Accumulated other comprehensive loss......................        --         (89)
  Accumulated deficit.......................................   (10,717)    (22,756)
                                                              --------    --------
          Total stockholders' equity........................       421      48,388
                                                              --------    --------
          Total liabilities, convertible redeemable
            preferred stock and stockholders' equity........  $  5,637    $ 58,748
                                                              ========    ========

              See accompanying notes to the financial statements.

                             NET PERCEPTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      1997          1998          1999
                                                   ----------    ----------    -----------
Revenues:
  Product........................................  $      284    $    3,955    $    11,408
  Service and maintenance........................          33           522          3,721
                                                   ----------    ----------    -----------
          Total revenues.........................         317         4,477         15,129
                                                   ----------    ----------    -----------
Cost of revenues:
  Product........................................          14            52            286
  Service and maintenance........................          30           373          2,735
                                                   ----------    ----------    -----------
          Total cost of revenues.................          44           425          3,021
                                                   ----------    ----------    -----------
Gross margin.....................................         273         4,052         12,108
                                                   ----------    ----------    -----------
Operating expenses:
  Sales and marketing............................       3,063         4,980         12,099
  Research and development.......................       1,372         2,314          8,194
  General and administrative.....................         585         1,424          3,725
  Stock compensation expense (see Note 7)........          --           366          1,495
                                                   ----------    ----------    -----------
          Total operating expenses...............       5,020         9,084         25,513
                                                   ----------    ----------    -----------
Loss from operations.............................      (4,747)       (5,032)       (13,405)
                                                   ----------    ----------    -----------
Other income (expense):
  Interest income................................          87           197          1,841
  Interest expense...............................         (56)          (89)          (212)
  Other expense..................................          (6)          (44)          (263)
                                                   ----------    ----------    -----------
          Total other income.....................          25            64          1,366
                                                   ----------    ----------    -----------
Net loss.........................................  $   (4,722)   $   (4,968)   $   (12,039)
                                                   ==========    ==========    ===========
Basic and diluted net loss per share.............  $    (3.01)   $    (1.40)   $     (0.78)
                                                   ==========    ==========    ===========
Shares used in computing basic and diluted net
  loss per share.................................   1,569,244     3,545,516     15,402,419
                                                   ==========    ==========    ===========
Unaudited pro forma basic and diluted net loss
  per share......................................                              $     (0.64)
                                                                               ===========
Shares used in computing unaudited pro forma
  basic and diluted net loss per share...........                               18,851,478
                                                                               ===========

              See accompanying notes to the financial statements.

                             NET PERCEPTIONS, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      SERIES B              SERIES C
                                     CONVERTIBLE           CONVERTIBLE
                                   PREFERRED STOCK       PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                                 -------------------   -------------------   ---------------   -------------------    PAID-IN
                                   SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL
                                 ----------   ------   ----------   ------   ------   ------   ----------   ------   ----------
Balance, December 31, 1996.....   3,864,736    $--             --    $--       --      $--      6,153,142    $  1     $ 3,976
Repurchase of unvested common
 stock.........................          --     --             --     --       --       --       (182,000)     --          (5)
Exercise of stock options......          --     --             --     --       --       --        306,250      --          31
Sale of Series C Preferred
 Stock, net of $391 of issuance
 costs.........................          --     --      3,919,224     --       --       --             --      --       5,625
Net loss.......................          --     --             --     --       --       --             --      --          --
                                 ----------    ---     ----------    ---       --      ---     ----------    ----     -------
Balance, December 31, 1997.....   3,864,736     --      3,919,224     --       --       --      6,277,392       1       9,627
Exercise of stock options......          --     --             --     --       --       --        355,916      --          54
Compensation relating to stock
 options.......................          --     --             --     --       --       --             --      --         366
Sale of Series C Preferred
 Stock, net of $9 of issuance
 costs.........................          --     --        716,610     --       --       --             --      --       1,090
Net loss.......................          --     --             --     --       --       --             --      --          --
                                 ----------    ---     ----------    ---       --      ---     ----------    ----     -------
Balance, December 31, 1998.....   3,864,736     --      4,635,834     --       --       --      6,633,308       1      11,137
Conversion of preferred stock
 to common stock...............  (3,864,736)    --     (4,635,834)    --       --       --     10,668,700       1         650
Proceeds from initial public
 offering, net of $5,543 of
 offering costs................          --     --             --     --       --       --      4,197,500      --      53,213
Conversion of note payable to
 common stock..................          --     --             --     --       --       --        290,911      --       4,073
Exercise of common stock
 warrant.......................          --     --             --     --       --       --         10,565      --          16
Issuance of common stock under
 employee stock purchase
 plan..........................          --     --             --     --       --       --         42,384      --         505
Exercise of stock options......          --     --             --     --       --       --        287,984      --         169
Repurchase of unvested common
 stock.........................          --     --             --     --       --       --       (105,636)     --         (27)
Compensation relating to stock
 options.......................          --     --             --     --       --       --             --      --       1,495
Unrealized loss on
 available-for-sale
 investments...................          --     --             --     --       --       --             --      --          --
Foreign currency translation
 adjustments...................          --     --             --     --       --       --             --      --          --
Net loss.......................          --     --             --     --       --       --             --      --          --
                                 ----------    ---     ----------    ---       --      ---     ----------    ----     -------
Balance, December 31, 1999.....          --    $--             --    $--       --      $--     22,025,716    $  2     $71,231
                                 ==========    ===     ==========    ===       ==      ===     ==========    ====     =======


                                  ACCUMULATED
                                     OTHER                         TOTAL
                                 COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                     LOSS          DEFICIT        EQUITY           LOSS
                                 -------------   -----------   -------------   -------------
Balance, December 31, 1996.....      $ --         $ (1,027)      $  2,950
Repurchase of unvested common
 stock.........................        --               --             (5)
Exercise of stock options......        --               --             31
Sale of Series C Preferred
 Stock, net of $391 of issuance
 costs.........................        --               --          5,625
Net loss.......................        --           (4,722)        (4,722)       $ (4,722)
                                     ----         --------       --------        --------
Balance, December 31, 1997.....        --           (5,749)         3,879        $ (4,722)
                                                                                 ========
Exercise of stock options......        --               --             54
Compensation relating to stock
 options.......................        --               --            366
Sale of Series C Preferred
 Stock, net of $9 of issuance
 costs.........................        --               --          1,090
Net loss.......................        --           (4,968)        (4,968)       $ (4,968)
                                     ----         --------       --------        --------
Balance, December 31, 1998.....        --          (10,717)           421        $ (4,968)
                                                                                 ========
Conversion of preferred stock
 to common stock...............        --               --            651
Proceeds from initial public
 offering, net of $5,543 of
 offering costs................        --               --         53,213
Conversion of note payable to
 common stock..................        --               --          4,073
Exercise of common stock
 warrant.......................        --               --             16
Issuance of common stock under
 employee stock purchase
 plan..........................        --               --            505
Exercise of stock options......        --               --            169
Repurchase of unvested common
 stock.........................        --               --            (27)
Compensation relating to stock
 options.......................        --               --          1,495
Unrealized loss on
 available-for-sale
 investments...................       (89)              --            (89)       $    (89)
Foreign currency translation
 adjustments...................        --               --             --              --
Net loss.......................        --          (12,039)       (12,039)        (12,039)
                                     ----         --------       --------        --------
Balance, December 31, 1999.....      $(89)        $(22,756)      $ 48,388        $(12,128)
                                     ====         ========       ========        ========

              See accompanying notes to the financial statements.

                             NET PERCEPTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1998        1999
                                                              -------    -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(4,722)   $(4,968)   $(12,039)
  Reconciliation of net loss to net cash used by operating
    activities:
    Depreciation and amortization...........................      140        284         826
    Provision for doubtful accounts.........................       28        294         534
    Compensation related to stock options...................       --        366       1,495
    Equity in losses of joint venture.......................       --         --         197
    Changes in assets and liabilities:
       Accounts receivable..................................     (187)    (3,299)     (5,028)
       Royalties receivable.................................       --       (213)       (922)
       Prepaid expenses and other current assets............        6         (9)       (781)
       Other assets.........................................      (25)       (79)       (338)
       Accounts payable.....................................       48        (24)      2,294
       Accrued expenses.....................................       68      1,188       1,959
       Deferred revenue.....................................       81      2,026       1,229
       Other long-term liabilities..........................       --         --         325
                                                              -------    -------    --------
         Net cash used by operating activities..............   (4,563)    (4,434)    (10,249)
                                                              -------    -------    --------
Cash flows from investing activities:
  Purchases of short-term investments and marketable
    securities..............................................   (3,439)        --     (26,803)
  Sales and maturities of short-term investments............    1,757      3,439       1,000
  Investment in joint venture...............................       --         --        (394)
  Purchases of property and equipment.......................       --       (442)     (4,556)
                                                              -------    -------    --------
         Net cash (used) provided by investing activities...   (1,682)     2,997     (30,753)
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from initial public offering, net of $5,543 of
    offering costs..........................................       --         --      53,213
  Proceeds from borrowings under notes payable..............       --         --       4,000
  Proceeds from sale of preferred stock.....................    5,625      1,090          --
  Proceeds from issuance of stock under employee stock
    purchase plan...........................................       --         --         505
  Proceeds from exercise of stock options and warrants, net
    of stock repurchases....................................       26         54         159
  Principal payments under capital lease obligations and
    notes payable...........................................      (63)      (142)       (390)
                                                              -------    -------    --------
         Net cash provided by financing activities..........    5,588      1,002      57,487
                                                              -------    -------    --------
Net (decrease) increase in cash and cash equivalents........     (657)      (435)     16,485
Cash and cash equivalents at beginning of year..............    2,064      1,407         972
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $ 1,407    $   972    $ 17,457
                                                              =======    =======    ========
Supplemental schedule of non-cash investing and financing
  activities:
  Conversions of preferred stock to common stock............  $    --    $    --    $    651
  Conversion of note payable to common stock................       --         --       4,073
  Capital lease obligations incurred........................      414        472          --
  Insurance policy financed with note payable...............       --         --         450
Supplemental schedule of cash activity:
  Interest paid.............................................       52         91         123

              See accompanying notes to the financial statements.

                             NET PERCEPTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 1.  ORGANIZATION

     Net Perceptions, Inc. (the "Company" or "Net Perceptions") was incorporated under the laws of the state of Delaware on July 3, 1996. Net Perceptions develops, markets and supports real time personalization and precision marketing software solutions. The Company's core technology, the real time recommendation engine, enables these capabilities to be embedded in a variety of applications offered over the web and in other environments. Sales to customers located outside of the United States totaled 27%, 13% and 16% of total revenues in 1997, 1998 and 1999, respectively. International sales to one customer in Japan totaled 22% of total revenues in 1997. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 1998 or 1999.

     Net Perceptions is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the Internet and electronic commerce, dependence on principal products and third-party technology, new product development and acceptance, actions of competitors, dependence on key personnel, international expansion, lengthy sales cycle, availability of sufficient capital and a limited operating history.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The consolidated financial statements include accounts of the Company and its wholly owned subsidiary operating in the United Kingdom. All significant intercompany accounts and transactions have been eliminated. The Company's foreign subsidiary was formed in late 1999. Revenues and identifiable assets attributable to the Company's foreign subsidiary was less than 10% of their respective totals. The equity method of accounting is used to account for the Company's equity investment in a Japanese joint venture (see Note 8).

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Net Perceptions recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2." The Company derives revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting.

     In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

objective evidence. In software arrangements in which the Company does not have vendor-specific objective evidence, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for all elements or when all elements have been delivered. Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If the Company does not consider collection to be probable, then revenues are recognized when the fee is collected. Revenues allocable to maintenance are recognized on a straight-line basis over the periods in which it is provided. The Company evaluates arrangements that include professional services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage of completion basis. When the Company does not consider the professional services to be essential, revenues allocable to the services are recognized as they are performed.

     The allowance for doubtful accounts was $28, $300 and $672 at December 31, 1997, 1998 and 1999, respectively.

Concentrations of credit risk and significant customers

     Financial instruments that potentially subject Net Perceptions to credit risk consist primarily of accounts receivable. To minimize this risk, ongoing credit evaluations of customers' condition are performed. Net Perceptions grants credit to customers in the ordinary course of business. Two customers accounted for approximately 22% and 19% of total revenues during 1997. There were no customers in 1998 that exceeded 10% of total revenues or 10% of total receivables at December 31, 1998. One customer accounted for approximately 11% of total revenues during 1999. Accounts receivable from one customer represented approximately 22% of total receivables at December 31, 1999. Royalties receivable are from the same customer at both December 31, 1998 and 1999.

Cash equivalents, short-term investments and marketable securities

     Cash equivalents, short-term investments and marketable securities consist principally of commercial paper, government agency notes and money market funds. The Company classifies as cash equivalents, investments with original maturities of 90 days or less and which are readily convertible to cash. The Company determines the appropriate classification of short-term investments and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all of the Company's short-term investments and marketable securities are classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as separate component of stockholders' equity.

Fair value of financial instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 1998 and 1999.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Property and equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the individual assets or the underlying lease term (in the case of capital lease equipment). Estimated useful lives generally range from three to five years.

Other assets

     Other assets consist primarily of capital and operating lease deposits.

Research and development

     Research and development expenditures, which include software development costs, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which Net Perceptions defines as the completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Income taxes

     Net Perceptions calculates income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Income taxes are deferred for all temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred taxes are recorded using the enacted tax rates scheduled by tax law to be in effect when the temporary differences are expected to be settled or realized. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is not considered more likely than not.

Advertising expense

     Net Perceptions recognizes advertising expense as incurred. Advertising expense has been insignificant since inception.

Net loss per share

     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase, which consisted primarily of founders' shares, aggregated 3,675,232, 2,270,370 and 818,681 at December 31, 1997, 1998 and 1999, respectively (see Note 7). Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Unaudited pro forma basic and diluted net loss

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

per share have been calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance.

Foreign currency translation

     All assets and liabilities of the Company's foreign subsidiary and affiliate are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. The functional currency for each of the Company's foreign subsidiary and affiliate is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of operations and are not significant.

Comprehensive income

     Comprehensive income, as defined by SFAS No. 130, "Reporting Comprehensive Income," includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income
(loss), such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt securities, be separately classified in the financial statements. Such disclosures are included in the consolidated statements of stockholders' equity and comprehensive loss.

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosures provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Recently issued accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company beginning January 1, 2001. Net Perceptions does not expect SFAS No. 133 to materially affect its financial position or results of operations.

     In January 1999, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." This SOP requires use of the residual method for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of software arrangements. SOP 98-9 is effective for the Company for transactions entered into beginning January 1, 2000. Net Perceptions does not expect SOP 98-9 to materially affect its financial position or results of operations.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 3.  FINANCIAL STATEMENT COMPONENTS

     Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Computer hardware...........................................  $  710   $ 2,561
Leasehold improvements......................................     233     1,223
Purchased computer software.................................     230       908
Furniture, fixtures and equipment...........................     218     1,255
                                                              ------   -------
                                                               1,391     5,947
Less: Accumulated depreciation and amortization.............    (372)   (1,198)
                                                              ------   -------
                                                              $1,019   $ 4,749
                                                              ======   =======

     Property and equipment include assets under capital leases of $1,001 at both December 31, 1998 and 1999.

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
Accrued wages and benefits..................................  $  626    $1,650
Accrued equipment and leasehold improvements................     225       226
Other accrued expenses......................................     559     1,420
                                                              ------    ------
                                                              $1,410    $3,296
                                                              ======    ======

 4.  INCOME TAXES

     For income tax purposes, Net Perceptions has available net operating loss carryforwards of approximately $18,100 and research and development credit carryforwards of $140 at December 31, 1999. The net operating loss and research and development credit carryforwards expire in 2011 through 2019 if not previously utilized. The utilization of these carryforwards may be subject to limitations based on future changes in ownership of Net Perceptions pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements as their utilization is not considered more likely than not based on the weight of available information.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Net Perceptions' deferred tax assets (liabilities) are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Deferred tax assets:
  Net operating loss carryforwards........................    $ 3,574    $ 6,156
  Research and development credit carryforwards...........         88        140
  Accrued vacation and other current liabilities..........        407        664
  Accounts receivable allowance...........................         98        262
                                                              -------    -------
     Total deferred tax assets............................      4,167      7,222
Valuation allowance.......................................     (4,167)    (7,222)
                                                              -------    -------
     Total net deferred income taxes......................    $    --    $    --
                                                              =======    =======

 5.  TECHNOLOGY LICENSE

     Effective July 31, 1996, Net Perceptions entered into a license agreement with the University of Minnesota. Under the terms of the agreement, Net Perceptions received a worldwide license to use and sell certain information and intellectual property rights relating to an information filtering technique developed by the University of Minnesota. Net Perceptions has further developed this technology. The license agreement ends upon the expiration of the legal life of the patents underlying the technology or invalidation of the licensed technology by other third-party patents. The license may also be terminated by Net Perceptions with a sixty-day notice and by the University of Minnesota if Net Perceptions has a material breach or default of the terms of the agreement.

     On October 13, 1997, Net Perceptions entered into an amendment to the July 31, 1996 license agreement whereby Net Perceptions obtained all rights and licenses relating to improvements resulting from continued research by the University of Minnesota relating to the information filtering technology. Research and development fees payable to the University of Minnesota under the amendment equal $20 for each of three planned academic research years (1998-2000). In October 1997, 1998 and 1999, Net Perceptions paid the University of Minnesota $20 in each year under the terms of the amendment. For the years ended December 31, 1997, 1998 and 1999, $5, $20 and $20, respectively, were recognized as research and development expenses under this agreement. Under the amendment, Net Perceptions may be required to issue up to 36,000 stock options for each of the three academic research years based on improvements to the information technology that are patentable. Any stock options granted would have an exercise price based on the fair market value of Net Perceptions' common stock on the date of grant and would be accounted for in the financial statements based on the fair value of the options. To date no such options have been granted.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 6.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                              1998      1999
                                                              -----    ------
Capital leases..............................................  $ 793    $  534
Note payable................................................     --       319
Deferred rent...............................................     --       325
                                                              -----    ------
                                                                793     1,178
Less: Current portion.......................................   (255)     (471)
                                                              -----    ------
                                                              $ 538    $  707
                                                              =====    ======

Capital leases

     Net Perceptions maintained a lease line of credit with a leasing company for the acquisition of property and equipment under capital lease arrangements. The lease line of credit expired on December 31, 1999. The initial term of any loan under the agreement is 42 months from the borrowing date and has an effective interest rate of 14%. Monthly payments are equal to 2.8% of the original amount borrowed. Existing borrowings bear interest at 15.9% to 16.8% and are due in varying monthly installments through July 2002. As of December 31, 1998 and 1999, $1,001 had been drawn on the lease line of credit, exclusive of any repayments. Future minimum payments are as follows:

YEAR ENDING DECEMBER 31,
  2000..................................................  $ 315
  2001..................................................    220
  2002..................................................    101
                                                          -----
  Total minimum lease payments..........................    636
  Less: Amount representing interest....................   (102)
                                                          -----
  Present value of net minimum lease payments...........    534
  Less: Current portion.................................   (246)
                                                          -----
                                                          $ 288
                                                          =====

Note payable

     In June 1999, the Company financed a multi-year directors' and officers' insurance policy with a $450 note payable. The note bears interest at 6.0% and is due in 24 monthly installments of $20, including interest. Principal payments on the note payable are $225 in 2000 and $94 in 2001.

 7.  STOCKHOLDERS' EQUITY

     Net Perceptions is authorized to issue two classes of stock designated as common and preferred. As of December 31, 1999, the total number of shares that Net Perceptions was authorized to issue was 55,000,000 shares, of which 50,000,000 were common stock and 5,000,000 were preferred stock.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Series A, Series B and Series C Preferred stock

     At December 31, 1998, shares of the Company's preferred stock were convertible, at the option of the holder, into common stock on a share for share basis, had voting rights and provided for certain preferential dividend, liquidation, redemption and other rights. All shares of the Company's preferred stock outstanding at December 31, 1998 (10,668,700 shares) were converted to common stock in connection with Net Perceptions' April 1999 initial public offering ("IPO"). There was no preferred stock outstanding at December 31, 1999.

     Redemption of the Series A Preferred Stock was mandatory, at the holder's election, at $.30 per share plus any declared but unpaid dividends in three annual installments commencing August 1, 2002, if not previously converted or otherwise redeemed. The Series A Preferred Stock was reflected at redemption value at December 31, 1998. Shares of the Series B and Series C Preferred Stock were not redeemable. No dividends have been declared.

Stock warrant

     On October 28, 1997, Net Perceptions issued a warrant to purchase Series C Preferred Stock to a bank pursuant to a business loan agreement that expired in 1998. The warrant was for shares of Series C Preferred Stock at $1.535 per share, but converted to a warrant for shares of common stock upon the closing of the IPO in April 1999. The warrant had a nominal value on the date of issuance and was exercised in August 1999.

Common stock

     Total shares of common stock outstanding at December 31, 1999 were 22,025,716, of which 818,681 are subject to a repurchase option, which is at Net Perceptions' discretion, at the original sale price in the event the employee holding the shares leaves Net Perceptions. In general, Net Perceptions' repurchase option expires to the extent of 25% of the applicable shares after the first year of service and then in equal amounts over the next 36 months. The remaining repurchase option on shares of common stock, including common stock underlying unexercised stock options may be accelerated in the event of a change in control.

Loan converted to common stock

     On February 4, 1999, a foreign corporate investor loaned $4,000 to Net Perceptions at an interest rate of 8%. The note and accrued interest were converted into 290,911 shares of unregistered common stock in April 1999 in connection with Net Perceptions' IPO. The note and accrued interest converted to common stock at the IPO offering price of $14 per share.

Stock option plans

     Net Perceptions' 1996 stock option plan (the "1996 Plan") provides for the issuance of both incentive and nonqualified stock options to employees. The incentive options allow the holder to purchase shares of Net Perceptions' common stock at fair market value on the date of the grant, subject to certain repurchase rights held by Net Perceptions. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. A total of 1,932,216 shares of common stock are

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

reserved for issuance under the 1996 Plan. Stock options are immediately exercisable but are subject to certain discretionary repurchase rights by Net Perceptions, and generally expire ten years from the date of grant. In general, common stock underlying options are subject to repurchase by Net Perceptions at the original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service and then expires ratably over the next 36 months.

     In February 1999, Net Perceptions' board of directors adopted the 1999 Equity Incentive Plan (the "1999 Plan"), which provides for the issuance of both incentive and nonqualified stock options. The options allow the holder to purchase shares of Net Perceptions' common stock at fair market value on the date of the grant, subject to certain repurchase rights held by Net Perceptions. The total number of options available for future grant under the 1999 Plan is 555,578. The 1999 Plan replaced the 1996 Plan upon the closing of the IPO in April 1999. On January 1, 2000, 2001 and 2002, the number of options available for future grant under the 1999 Plan will be increased automatically by 5% of the total number of shares of common stock then outstanding or, if less, by 1,500,000 shares. Stock options typically vest over four years and generally expire ten years from the date of grant.

     In February 1999, the board of directors adopted the 1999 Non-Employee Director Option Plan (the "1999 Non-Employee Plan") under which incentive and nonqualified stock options are granted to non-employee directors of the Company. During the year ended December 31, 1999, 20,000 options were granted under the plan. A total of 480,000 options are available for future grant under the 1999 Non-Employee Plan. Stock options typically become exercisable over a two year period after issuance and expire ten years from the date of grant.

     Net Perceptions records compensation related to stock options using the intrinsic value method of APB No. 25. Compensation related to stock options granted in 1998 and 1999 below fair market value was $3,146. Such compensation is considered deferred compensation and amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense of $366 and $1,495 was recognized during the years ended December 31, 1998 and 1999, respectively. No stock compensation expense was recognized in 1997. With respect to options granted through December 31, 1999, stock compensation expense of $704, $377, $138 and $66 will be recognized in the years ending December 31, 2000, 2001, 2002 and 2003, respectively.

     If stock compensation expense for the years ended December 31, 1998 and 1999 had been allocated across all relevant functional expense categories within operating expenses, it would be allocated as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1999
                                                              ----    ------
Sales and marketing.........................................  $258    $  784
Research and development....................................    58       431
General and administrative..................................    50       280
                                                              ----    ------
                                                              $366    $1,495
                                                              ====    ======

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     A summary of activity of the Company's stock option plans is presented below:

                                                                   WEIGHTED AVERAGE
                                                       SHARES       EXERCISE PRICE
                                                      ---------    ----------------
Outstanding, December 31, 1996......................         --             --
  Granted...........................................  1,212,000         $ 0.11
  Exercised.........................................   (306,250)        $ 0.10
  Forfeited.........................................   (275,750)        $ 0.10
                                                      ---------
Outstanding, December 31, 1997......................    630,000         $ 0.12
  Granted...........................................  1,204,564         $ 0.61
  Exercised.........................................   (355,916)        $ 0.16
  Forfeited.........................................    (62,084)        $ 0.16
                                                      ---------
Outstanding, December 31, 1998......................  1,416,564         $ 0.52
  Granted...........................................  1,524,986         $13.67
  Exercised.........................................   (287,984)        $ 0.62
  Forfeited.........................................   (104,800)        $ 8.84
                                                      ---------
Outstanding, December 31, 1999......................  2,548,766         $ 8.04
                                                      =========

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
 $0.10 -  $0.25      621,806          8.08              $ 0.20           621,806         $ 0.20
 $0.50 -  $0.98      373,200          8.17              $ 0.85           373,200         $ 0.85
 $1.13 -  $5.50      384,626          9.02              $ 4.24           384,626         $ 4.24
 $7.50 - $14.00      552,584          9.26              $12.27           552,584         $12.27
$15.75 - $16.75      373,300          9.76              $16.01             4,934         $15.91
$17.00 - $25.00      193,250          9.52              $20.05             7,833         $17.29
    $35.88            50,000          9.92              $35.88                --             --
                   ---------                                           ---------
                   2,548,766          8.88              $ 8.04         1,944,983         $ 4.66
                   =========                                           =========

     At December 31, 1999, 1,827,255 outstanding options are subject to certain repurchase rights by the Company.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     For the purposes of the SFAS No. 123 pro forma disclosures below, the estimated fair value of the options is amortized to expense over the four year repurchase period of the common stock underlying the related options. Had compensation cost for Net Perceptions' stock plan been determined based on the minimum value at the grant date for awards during 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, Net Perceptions' net loss and basic and diluted net loss per share for the years ended December 31, 1997, 1998 and 1999 would have been the pro forma amounts indicated below:

                                                            1997       1998        1999
                                                           -------    -------    --------
Net loss:
  As reported............................................  $(4,722)   $(4,968)   $(12,039)
  Pro forma..............................................   (4,734)    (4,979)    (12,202)
Basic and diluted net loss per share:
  As reported............................................  $ (3.01)   $ (1.40)   $  (0.78)
  Pro forma..............................................    (3.02)     (1.40)      (0.79)

     The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively; dividend yield of 0% for all years; risk-free interest rates of 6.1%, 5.4% and 5.8%; expected lives of 5 years, and a volatility factor of 66% for 1999 grants after the IPO in April 1999. Volatility factors were not used for periods prior to the IPO as this factor is not applicable to non-public companies for these fair value calculations. The weighted-average fair value of options granted during 1997, 1998 and 1999 using the Black-Scholes option-pricing model was $0.03, $1.56 and $8.24 per share, respectively.

Employee Stock Purchase Plan

     In February 1999, Net Perceptions' board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"). The number of shares of common stock reserved for issuance under the Purchase Plan is 1,000,000. During 1999, 42,384 shares were issued under the Purchase Plan.

Stock split

     On March 22, 1999, Net Perceptions' board of directors authorized a 2-for-1 stock split of the then issued and outstanding capital stock. All references to common stock amounts and preferred stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

 8.  JOINT VENTURE

     In July 1999, Net Perceptions entered into a joint venture agreement under which the Company and three other companies formed Net Perceptions Japan ("NPJ"), for the purpose of distributing Net Perceptions' and other non-competing software products in Japan. Under the agreement, Net Perceptions contributed capital of $394 for a 45% interest in the joint venture. Net Perceptions accounts for this joint venture investment using the equity method of accounting, recording its share of income or loss in the income statement and correspondingly adjusting the carrying value of the investment. In 1999, Net Perceptions, recorded its 45% share of losses in NPJ, which were $197.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 9.  OPERATING LEASES

     Net Perceptions has entered into operating lease commitments for its office space. Minimum future lease payments due under the agreements are as follows:

                YEAR ENDING DECEMBER 31,
                ------------------------
  2000..................................................  $1,206
  2001..................................................   1,121
  2002..................................................     991
  2003..................................................   1,001
  2004..................................................     405
  2005 and after........................................   1,027
                                                          ------
                                                          $5,751
                                                          ======

     Rent expense totaled $145, $214 and $847 for the years ended December 31, 1997, 1998 and 1999, respectively.

10.  401(k) PLAN

     Net Perceptions has adopted a 401(k) employee retirement plan under which eligible employees may contribute up to 25% of their annual compensation, subject to certain limitations. Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, Net Perceptions matching contributions. Net Perceptions has not made any such matching contributions.

11.  SEGMENT DATA

     Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Net Perceptions operates in one segment, selling software products and related services. Substantially all product and service revenues through December 31, 1999 have been attributable to the Net Perceptions for E-commerce and Net Perceptions Recommendation Engine software products. Service revenues through December 31, 1999 have been derived principally from implementation and support of the Company's software products. The Company's chief operating decision maker evaluates revenue and profitability performance on an enterprise-wide basis to make operating and strategic decisions. In addition, the Company does not allocate operating expenses to any segments, nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

12.  SUBSEQUENT EVENT

     On February 14, 2000, Net Perceptions completed the acquisition of Knowledge Discovery One, Inc. ("KD One"). KD One is a leading supplier of advanced data analysis solutions for multi-channel retailers. In this transaction, the Company acquired all of the outstanding securities of KD One in exchange for 1,969,630 shares of common stock. As part of the acquisition, the Company also assumed all outstanding options to purchase KD One common stock. The Company has reserved 268,297 shares of its common stock for issuance upon the exercise of these options. The transaction will be accounted for under the purchase method of accounting. The total purchase price was approximately $118.2 million.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NET PERCEPTIONS, INC.

                                          By: /s/ STEVEN J. SNYDER
                                            ------------------------------------
                                              Steven J. Snyder
                                              President and Chief Executive
                                              Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

                      SIGNATURE                          TITLE
                      ---------                          -----
                /s/ STEVEN J. SNYDER                     President, Chief Executive Officer, and
-----------------------------------------------------    Director
                  Steven J. Snyder

               /s/ THOMAS M. DONNELLY                    Chief Financial Officer and Secretary
-----------------------------------------------------    (Principal Financial and Accounting
                 Thomas M. Donnelly                      Officer)

                /s/ DOUGLAS J. BURGUM                    Director
-----------------------------------------------------
                  Douglas J. Burgum

                 /s/ WILLIAM LANSING                     Director
-----------------------------------------------------
                   William Lansing

                  /s/ JOHN T. RIEDL                      Director
-----------------------------------------------------
                    John T. Riedl

                 /s/ ANN L. WINBLAD                      Director
-----------------------------------------------------
                   Ann L. Winblad

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1**    Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions,
          Inc., Kentucky Acquisition Corporation and Knowledge
          Discovery One, Inc.
 3.1*     Amended and Restated Certificate of Incorporation
 3.2*     Amended and Restated Bylaws
 4.1*     Amended and Restated Investor Rights Agreement, dated
          December 18, 1997, among Net Perceptions, Inc. and the
          investors and founders named therein, as amended
 4.2**    Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein
 4.3*     Specimen common stock certificate
10.1*     Form of Indemnification Agreement entered into between Net
          Perceptions, Inc. and its directors and officers
10.2*     1996 Stock Plan
10.3*     1999 Equity Incentive Plan
10.4*     1999 Non-Employee Director Option Plan
10.5*     Employee Stock Purchase Plan
10.6*+    License Agreement between Net Perceptions, Inc. and Regents of the University of Minnesota, dated July 31, 1996.
10.7*+    Amendment to License Agreement between Net Perceptions, Inc.
          and Regents of the University of Minnesota, dated October
          13, 1997.
10.8**    Knowledge Discovery One, Inc. 1996 Stock Option/Stock
          Issuance Plan
10.9*+    Orbix Development and Runtime License Agreement between IONA
          Technologies PLC and Net Perceptions, Inc., dated July 9,
          1998.
10.10*+   Agreement Amendment to Orbix Development and Runtime License
          Agreement between IONA Technologies PLC and Net Perceptions,
          Inc., dated October 12, 1998.
10.11*    Lease between the Protective Group and Net Perceptions,
          Inc., dated November 12, 1998.
10.12*    Form of Master Purchase Agreement
10.13*    Change in Control Severance Plan and Summary Plan
          Description
10.15*    Note Purchase Agreement between Net Perceptions, Inc. and
          Trans Cosmos, Inc., dated February 4, 1999.
21.**     List of Subsidiaries
23.1      Consent of PricewaterhouseCoopers LLP, independent
          accountants
24.1**    Power of Attorney
27.       Financial Data Schedule

-------------------------

* Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

** Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

+ Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.