Form 10-Q
period 2000-03-31
NET PERCEPTIONS INC
filed 2000-05-15
CIK 1078203

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000




     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                       For the Transition Period From    to    .

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

Yes [X ] No [ ]

The number of shares of the registrant's common stock outstanding as of April 30, 2000 was 26,651,645.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                      For the Quarter Ended March 31, 2000



================================================================================


                                     INDEX

--------------------------------------------------------------------------------

                                                                                                            Page

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                          3

            Consolidated Statements of Operations for the Three  Months Ended March 31, 2000 and 1999       4

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999        5

            Notes to Consolidated Financial Statements                                                      6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            15

     Item 2.  Changes in Securities and Use of Proceeds                                                    15

     Item 3.  Defaults upon Senior Securities                                                              15

     Item 4.  Submission of Matters to a Vote of Security Holders                                          15

     Item 6.  Exhibits and Reports on Form 8-K                                                             15

SIGNATURES                                                                                                 17

EXHIBIT INDEX                                                                                              18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


 ----------------------------------------------------------------------------------------------------------------
                                                                               March 31,            December 31,
                                                                                 2000                   1999
 ----------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                              $   102,767           $    17,457
      Short-term investments                                                      13,413                19,397
      Accounts receivable, net                                                     8,792                 7,663
      Royalties receivable, net                                                    1,061                 1,135
      Prepaid expenses and other current assets                                    1,703                 1,373
 ----------------------------------------------------------------------------------------------------------------
            Total current assets                                                 127,736                47,025

 Marketable securities                                                             3,964                 6,317
 Investment in joint venture                                                         269                   197
 Property and equipment, net                                                       6,778                 4,749
 Goodwill & other intangible assets                                              114,960                     -
 Other assets                                                                        396                   460
 ----------------------------------------------------------------------------------------------------------------
            Total assets                                                     $   254,103           $    58,748
=================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
      Accounts payable                                                       $     1,491           $     2,550
      Accrued expenses                                                             5,025                 3,296
      Deferred revenue                                                             4,128                 3,336
      Current portion of long-term liabilities                                       743                   471
 ----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                             11,387                 9,653

 Long-term liabilities, net of current portion                                       917                   707
 ----------------------------------------------------------------------------------------------------------------
            Total liabilities                                                     12,304                10,360
 ----------------------------------------------------------------------------------------------------------------

 Commitments and contingencies

 Stockholders' equity:
      Common stock                                                                     2                     2
      Additional paid-in capital                                                 272,226                71,231
      Accumulated other comprehensive loss                                           (92)                  (89)
      Accumulated deficit                                                        (30,337)              (22,756)
 ----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                            241,799                48,388
 ----------------------------------------------------------------------------------------------------------------
           Total liabilities and
              stockholders' equity                                           $   254,103           $    58,748
=================================================================================================================

               See accompanying notes to the financial statements.

                             NET PERCEPTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)



========================================================================================================
                                                                                 Three Months Ended
                                                                                    March 31,
                                                                               2000             1999
--------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)

Revenues:
   Product                                                                   $  7,524        $   1,561
   Service and maintenance                                                      1,968              334
--------------------------------------------------------------------------------------------------------
      Total revenues                                                            9,492            1,895

Cost of revenues:
   Product                                                                        274               36
   Service and maintenance                                                      1,809              313
--------------------------------------------------------------------------------------------------------
      Total cost of revenues                                                    2,083              349

Gross profit                                                                    7,409            1,546

Operating expenses:
   Sales and marketing                                                          5,901            1,737
   Research and development                                                     3,658            1,536
   General and administrative                                                   2,259              574
     Amortization of intangibles                                                3,628                -
     Stock compensation expense                                                   193              503
--------------------------------------------------------------------------------------------------------
      Total operating expenses                                                 15,639            4,350
--------------------------------------------------------------------------------------------------------

Loss from operations                                                           (8,230)          (2,804)

Other income (loss), net                                                          649              (72)

--------------------------------------------------------------------------------------------------------
Net loss                                                                     $ (7,581)        $ (2,876)
========================================================================================================


--------------------------------------------------------------------------------------------------------
Net loss per share:

Basic and diluted                                                            $ (0.34)         $  (0.64)

Shares used in computing basic and diluted net loss per share             22,499,002         4,518,784
========================================================================================================

Pro forma basic and                                                          $ (0.34)         $  (0.19)
    diluted net loss per share

Shares used in computing pro forma basic and diluted net loss per
   share                                                                  22,499,002        15,187,484
========================================================================================================


               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


 ========================================================================================================
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                2000               1999
 --------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (7,581)       $  (2,876)
   Reconciliation of net loss to net cash used by operating
      activities:
       Depreciation and amortization                                               4,384              135
       Provision for doubtful accounts                                               441               39
       Stock compensation expense                                                    193              503
       Equity in gains of joint venture                                              (72)              --
       Changes in operating assets and liabilities, net of effect from acquisition:
           Accounts receivable                                                      (433)            (705)
           Royalties receivable                                                       74             (228)
           Prepaid expenses & other current assets                                  (152)             (80)
           Other noncurrent assets                                                    84               --
           Accounts payable                                                       (2,102)             645
           Accrued expenses                                                          961              851
           Deferred offering costs                                                    --             (700)
           Deferred revenue                                                          275              440
           Other long-term liabilities                                                (5)              --
---------------------------------------------------------------------------------------------------------
                Total adjustments                                                  3,648              900
---------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                    (3,933)          (1,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (1,967)            (626)
     Purchase of  short-term investments                                            (974)              --
     Sales of short-term investments                                               9,308               --
     Net cash paid in acquisition, net of cash acquired                           (1,156)              --
---------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                        5,211             (626)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of issuance costs                84,840               --
     Proceeds from exercise of stock options and warrants, net of
         redemptions                                                                 322               22
     Proceeds from issuance of short-term debt                                        --            4,000
     Repayment of short-term bank loan                                            (1,000)              --
     Principal payments under capital leases and notes payable                      (130)             (61)
---------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                 84,032            3,961
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         85,310            1,359
Cash and cash equivalents at beginning of period                                  17,457              972
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 102,767        $   2,331
=========================================================================================================


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K (File No. 000-25781). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used to account for the Company's equity investment in a Japanese joint venture.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company beginning January 1,2001. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

NOTE 3.  NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase, which consist primarily of founders' shares, aggregated 754,699 and 1,908,510 at March 31, 2000 and 1999, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Unaudited pro- forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance. All preferred stock outstanding was converted to common stock in connection with the Company's initial public offering in April, 1999 (See Note 4).

NOTE 4.   PUBLIC STOCK OFFERINGS

In April and May 1999, the Company completed an initial public offering, selling 4,197,500 shares of common stock at a price of $14 per share, including 547,500 shares sold pursuant to the exercise of an over-allotment option, raising a total of $53,213 in net proceeds after payment of underwriting discounts, commissions and offering expenses. Concurrent with the initial public offering, all shares of preferred stock outstanding were converted on a 1-to-1 basis into 10,668,700 shares of common stock.

In March 2000, the Company completed a public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84,840 in net proceeds after payment of underwriting discounts, commissions and estimated offering expenses.

NOTE 5.  ACQUISITION

In February 2000, the Company completed the acquisition of Knowledge Discovery One, Inc. ("KD1"). KD1 is a leading supplier of advanced data analysis solutions for multi-channel retailers. In this transaction, the Company acquired all of the outstanding securities of KD1 in exchange for 1,969,630 shares of common stock. As part of the acquisition, the Company also assumed all outstanding options to purchase KD1 common stock. The Company has reserved 268,297 shares of its common stock for issuance upon the exercise of these options. The transaction was accounted for under the purchase method of accounting. The total purchase price was $117.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" in our Registration Statement on Form S-1 declared effective on March 23, 2000 by the Securities and Exchange Commission (File No. 333-31230).

OVERVIEW

Net Perceptions is a leading provider of real time personalization and precision marketing software solutions for Internet and multi-channel retailers. Our solutions are designed to help retailers understand customers individually, optimize product assortments, prices and inventories and offer the right product to the right customer at the right price.

Through March 31, 2000, we focused on providing solutions to electronic commerce retailers, and most of our product revenues through March 31, 2000 were attributable to our Net Perceptions for E-commerce product. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Marketing Campaigns, Net Perceptions for Call Centers and Net Perceptions for Knowledge Management. In addition, in 1999, we introduced the Net Perceptions Recommendation Engine, which is a product designed for original equipment manufacturers.

We incorporated in Delaware in July 1996 and shipped our initial product in January 1997. In the period from our inception through 1999, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We grew from 34 employees at December 31, 1997, to 70 employees at December 31, 1998, to 213 employees at December 31, 1999 and to 335 employees at March 31, 2000.

Prior to the third quarter of 1999, substantially all of our product revenues were attributable to Net Perceptions for E-commerce and the Net Perceptions Recommendation Engine and their predecessor products. In the third quarter of 1999, we recognized initial product revenues from our Net Perceptions for Call Centers and Net Perceptions for Knowledge Management products. In 2000, we expect to recognize initial product revenues from Net Perceptions for Marketing Campaigns, although we anticipate Net Perceptions for E-commerce will continue to account for a substantial portion of our revenues in this period.

We sell our products and services worldwide through a direct sales force, original equipment manufacturers and resellers. Sales derived through indirect channels accounted for approximately 28% of our total revenues for the first quarter of 2000 compared to 15% of our total revenues for the first quarter of 1999. We are seeking to increase sales derived through indirect channels as a percentage of total revenues. Sales through indirect channels have lower average selling prices and gross margins than direct sales. As a result, we expect that our gross margins on product sales will decline if sales through indirect channels increase.

We license our products under various pricing plans, such as per stored profile, per user, per e-mail, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to in excess of $500,000. The price of our annual maintenance contracts is based on a percentage of the related product license price and is generally paid in advance. Professional service fees for implementation support and training are generally priced on a per hour or per class basis.

We recognize revenues in accordance with the Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, we allocate the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. In software arrangements in which we do not have vendor-specific objective evidence, we defer revenue until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered. We recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to implementation remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, we recognize revenues as payments become due from the customer. If we do not consider collection to be probable, then we recognize revenues when the fee is collected. We recognize revenues allocable to maintenance on a straight-line basis over the periods in which it is provided. We evaluate arrangements that include professional services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, we recognize revenues from the arrangement using contract accounting, generally on a percentage of completion basis. When we do not consider the professional services to be essential, we recognize the revenues allocable to the services as they are performed.

We have sustained losses on a quarterly and an annual basis since inception. As of March 31, 2000, we had an accumulated deficit of $30.3 million. Our net loss was $7.6 million for the first quarter ended March 31, 2000 (including amortization of intangibles of $3.8 million) compared to $2.9 million for the first quarter of 1999. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant increases in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. Accordingly, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and these losses may increase significantly from current levels. We do not expect to achieve profitability in 2000 or 2001.

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

THE KD1 ACQUISITION

We acquired Knowledge Discovery One, Inc. (KD1) in February 2000, as a result of which KD1 is now our wholly owned subsidiary. In connection with the transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock. In addition, options of KD1 were converted into options to purchase approximately 268,297 shares of our common stock.

KD1 was incorporated in Delaware in December 1996 and was in the development stage from inception through December 1997. KD1 shipped its first products in May 1998. KD1 had total revenues of $3.5 million in 1999 and $3.2 million in 1998. KD1's cost of revenues increased to $2.8 million in 1999 from $2.0 million in 1998, and its operating expenses increased to $8.8 million in 1999 from $5.7 million in 1998. As of December 31, 1999, KD1 had accumulated net losses, excluding accretion on redeemable convertible preferred stock, of $16.2 million since inception. KD1 grew to 51 employees as of December 31, 1999 from 38 employees as of December 31, 1998.

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

We accounted for the KD1 acquisition using the purchase method of accounting. Under the purchase method, the purchase price of KD1 was allocated to the assets and liabilities that we acquired from KD1. As a result, we will record non-cash charges against our future operating results, which will adversely affect our reported financial results. Net Perceptions recorded approximately $118.8 million in goodwill and other intangible assets in connection with the acquisition. We recorded related amortization expense on these intangibles of $3.8 million in the first quarter of 2000 and will record total amortization expense of $26.5 million in 2000, $30.4 million in 2001, $30.4 million in 2002, $28.0 million in 2003 and $3.5 million in the first quarter of 2004.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:


 ===================================================================================================
                                                                        Three Months Ended March 31,
                                                                          2000          1999
 --------------------------------------------------------------------------------------------------

Revenues:
   Product                                                                 79%           82%
   Service and maintenance                                                 21            18
----------------------------------------------------------------------------------------------------
      Total revenues                                                      100           100

Cost of revenues:
   Product                                                                  3             2
   Service and maintenance                                                 19            16
----------------------------------------------------------------------------------------------------
      Total cost of revenues                                               22            18

Gross margin                                                               78            82

Operating expenses:
   Sales and marketing                                                     62            92
   Research and development                                                39            81
   General and administrative                                              24            30
   Amortization of Intangibles                                             38            --
   Stock compensation expense                                               2            27
----------------------------------------------------------------------------------------------------
      Total operating expenses                                            165           230
----------------------------------------------------------------------------------------------------

Loss from operations                                                      (87)         (148)

Other income (loss), net                                                    7            (4)
----------------------------------------------------------------------------------------------------
Net loss                                                                  (80%)        (152%)
====================================================================================================

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

REVENUES

Total revenues. Our revenues increased 401% to $9.5 million in the quarter ended March 31, 2000, from $1.9 million in the first quarter of 1999. The increase in total revenues is primarily the result of increased sales of our cornerstone product, Net Perceptions for E-commerce and, to a lesser extent, increased sales of our Net Perceptions for Call Centers and Net Perceptions for Knowledge Management products, both of which were introduced in 1999.

Revenues from sales in the United States were $5.9 million in the first quarter of 2000 compared to $1.6 million in the first quarter of 1999, representing 62% and 83% of total revenues, respectively. Revenues from international sales were $3.6 million in the first quarter of 2000 compared to $320,000 in the first quarter of the prior year, representing 38% of total revenues in 2000 and 17% in 1999. The majority of international sales were made in Europe and Asia by our direct sales force located in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Purchases by one customer represented 11% of our revenues in 1999. We do not expect any single customer to account for 10% or more of total revenues in 2000.

Product revenues. Product revenues increased 382% to $7.5 million in the first quarter of 2000 compared to $1.6 million for same period in the prior year. While we continue to derive the majority of our product revenues from our Net Perceptions for E-commerce product, we achieved significant product diversification during the first quarter. In the first quarter of 2000, 61% of product revenue was derived from our E-Commerce product, compared to 85% in the first quarter of the prior year. The growth of product revenues in absolute dollars is attributable to an increase in the average size of license transactions recognized, increased sales and marketing efforts, specifically the expansion of our direct sales force, and increased sales volumes of our products. We anticipate that revenues from product licenses will continue to represent the majority of our total revenues in the foreseeable future. In addition, we expect that prior percentage growth rates of our product revenues will not be sustainable in the future.

Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Our professional service revenues include business consulting, implementation support and educational services and are generally offered on a time and material basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the period of the agreement. Total service and maintenance revenues increased 489% to $2.0 million in the first quarter of 2000 from $334,000 in the first quarter of 1999. Service and maintenance revenues were 21% of total revenues in the first quarter of 2000 compared to 18% in the first quarter of 1999.

Professional service revenues increased 668% to $1.2 million in the first quarter of 2000 from $151,000 in 1999. Professional service revenues were 59% of total service and maintenance revenues in the first quarter of 2000 and 45% in the prior year. The increase in professional service revenues in 2000 is a result of higher product sales volumes and additional personnel in our professional services group. Our professional service revenues as a percentage of total revenues may decline to the extent our strategy of developing alliances with systems integrators continues to expand. Maintenance revenues increased 340% to $805,000 in the first quarter of 2000 from $183,000 in 1999.

Maintenance revenues were 41% of total service and maintenance revenues in the first quarter of 2000 compared to 55% in the prior year. The increase in maintenance revenues is a result of expanded product sales and corresponding maintenance fees relating to a larger installed base of software licenses. Our maintenance revenues as a percentage of total revenues may continue to increase as the installed license base increases.

COST OF REVENUES

Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 661% to $274,000 in the first quarter of 2000 from $36,000 for the first quarter of 1999, representing 3% and 2% of the related product revenues, respectively. The increase in cost of product revenues in absolute dollars and as a percentage of total product revenues from 1999 to 2000 is primarily attributable to amortization of acquired technology in connection with the acquisition of KD1. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will increase in dollar amounts and as a percentage of product revenues in the future.

Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related costs incurred in providing telephone and Web-based support, as well as professional and educational services to customers. Cost of service and maintenance revenues increased 478% to $1.8 million in the first quarter of 2000, from $313,000 in the first quarter of the prior year, representing 92% and 94% of the related services and maintenance revenues, respectively. The increase in cost of services and maintenance revenues in absolute dollars, and as a percentage of revenues, is due primarily to recruiting and training costs associated with increased personnel in our service organization, as well as to increased costs for third-party contractors used to staff consulting engagements. We believe that the cost of service and maintenance revenues will increase in dollar amounts in the future as we expand our service capacity to meet anticipated demand. In addition, cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses were $5.9 million in the first quarter of 2000 compared to $1.7 million in the first quarter of 1999, an increase of 240%. Sales and marketing expenses were 62% and 92% of total revenues in the first quarters of 2000 and 1999, respectively. The overall increase in sales and marketing expenses in absolute dollar amounts reflects the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, launching new products and expanding promotional activities. We believe that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as we continue to expand our direct sales and marketing efforts for all of our product lines.

Research and development. Research and development expenses consist primarily of salaries, other employee related costs and consulting fees relating to the development of our products. Research and development expenses were $3.7 million in the first quarter of 2000, an increase of 138% from the $1.5 million in research and development expenses in the first quarter of 1999. Research and development expenses were 39% and 81% of total revenues in the first quarters of 2000 and 1999, respectively. The increase in research and development expenses in absolute dollars is primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in absolute dollars in future periods.

General and administrative. General and administrative expenses consist primarily of salaries, other employee related costs and professional service fees. General and administrative expenses were $2.3 million in the first quarter of 2000, an increase of 294% from $574,000 in the first quarter of the prior year. General and administrative expenses were 24% and 30% of total revenues in the first quarters of 2000 and 1999, respectively. The overall increase in general and administrative expenses in absolute dollar amounts reflects the cost of hiring additional general and administrative personnel, increased professional fees, additional provision for doubtful accounts and additional infrastructure to support our expanding operations. We expect to continue to add administrative staff to support broadened operations. As a result, general and administrative expenses will increase in absolute dollar amounts in the future.

Amortization of intangibles. Amortization of intangibles, related to goodwill and other intangibles acquired in the acquisition of KD1, was $3.6 million for the first quarter of 2000, or 38% of total revenues. Total amortization charges will be approximately $7.6 million per quarter for the balance of 2000, with amortization charges continuing into early 2004.

Stock compensation. Compensation charges related to granted stock options were $193,000 in the first quarter of 2000 and $503,000 in the first quarter of 1999, representing 2% and 27% of total revenues, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of the grants. Stock compensation expense is recognized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

Other income (loss), net. Other income (loss), net consists of interest income, interest expense, equity losses or gains of a joint venture and other expense and was $649,000 in the first quarter of 2000, compared to other expense of $72,000 in the first quarter of the prior year. Other income (loss), net increased substantially due to interest income on the proceeds from our initial public offering in April 1999. Other expense in the prior year consisted primarily of interest expense on a convertible note payable.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through March 31, 2000. As of December 31, 1999, we had net operating loss carryforwards of approximately $18.1 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 1999, we had $140,000 of tax credit carryforwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit in the future the amount of net operating loss and tax credit carryforwards that could be utilized annually to offset future taxable income.

We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Net Perceptions has financed its operations primarily through the sale of equity securities, and to a lesser extent, loans and capital equipment leases. At March 31, 2000, we had $120.1 million of cash, cash equivalents and short-term investments, compared to $43.2 million at December 31, 1999. In March 2000, we completed a public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.8 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Cash used in operations was $3.9 million in the first quarter of 2000 compared to $2.0 million in the first quarter of 1999. Cash used in operations resulted primarily from net losses, pay down of accounts payable, and increases in our accounts receivable, offset in part by growth in accrued liabilities, deferred revenues and non-cash expenses, particularly depreciation and amortization.

We generated $6.4 million in net cash from investing activities in the first quarter of 2000 compared to a use of $626,000 in investing activities in the first quarter last year. Our investing activities consisted primarily of purchases and sales of short-term investments and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will be continue to be invested in investment grade, interest bearing securities.

Net cash provided by financing activities was $82.9 million in the first quarter of 2000, reflecting the receipt of stock offering net proceeds of $84.8 million. Cash provided by financing activities was $4.0 million in the first quarter of 1999, reflecting borrowings under a short-term convertible note payable.

Capital expenditures were $2.0 million in the first quarter of 2000 compared to $626,000 for the first quarter of 1999. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment and software, for our growing employee base. Since 1999, we have purchased property and equipment with cash balances. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At March 31, 2000, we had approximately $1.3 million in current and non-current loans, including $1.1 million in current and non-current capital lease obligations. This amount includes installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 16.8% and mature between November 2000 and August 2002.

Although we have no material long-term commitments for capital expenditures, we anticipate substantial increases in our operating expenses, capital expenditures, facilities and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In April the company signed a ten year lease for a new corporate facility. As a result, we will incur increased rent expense in the future. The move to the new facility will be completed in the summer of 2000 and will require an investment of approximately $2.5 million in leasehold improvements, furniture and equipment. We intend to fund this planned increase in operating expenses and capital expenditures with the proceeds of our public offering, as well as with existing cash, cash equivalents and short-term investments. We believe that these funds will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through March 31, 2000 substantially all of our recognized revenues were denominated in United States dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended March 31, 2000, we issued and sold 1,969,630 shares of common stock in connection with our acquisition of KD1. The issuance of these securities was deemed to be exempt from registration under the Securities Act (the "Act") in reliance on section 4(2) of Act as a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 2.1**. Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions, Inc., Kentucky Acquisition Corporation and Knowledge Discovery One, Inc.

     Exhibit 3.1*. Amended and Restated Certificate of Incorporation.

     Exhibit 3.2*. Amended and Restated Bylaws.

     Exhibit 4.1*. Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended.

     Exhibit 4.2**. Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein.

     Exhibit 4.3*. Specimen Common Stock Certificate.

     Exhibit 10.1. Office Lease Agreement between DRF Holdings LLC and Net Perceptions, Inc. dated April 5, 2000.

     Exhibit 10.2**. Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.

     Exhibit 27. Financial Data Schedule.
     ===========================================================================

     * Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

     ** Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

(b)  Reports on Form 8-K

     One report on Form 8-K was filed by Net Perceptions during the quarter ended March 31, 2000. This filing was made under Item 2 of Form 8-K in connection with the Company's acquisition of Knowledge Discovery One, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NET PERCEPTIONS, INC.



     Date:  May 15, 2000         By:  /s/ Thomas M. Donnelly
                                    ------------------------
                                      Thomas M. Donnelly
                                      Chief Financial Officer

                                      (Duly authorized officer and
                                      principal financial and accounting
                                      officer)

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 2000


                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------
      Exhibit Number                                        Description of Exhibit
-------------------------------------------------------------------------------------------------------------------

          2.1**                 Agreement and Plan of Merger, dated as of January 15, 2000, as amended February
                                3, 2000, by and among Net Perceptions, Inc., Kentucky Acquisition Corporation and
                                Knowledge Discovery One, Inc.
-------------------------------------------------------------------------------------------------------------------
           3.1*                 Amended and Restated Certificate of Incorporation.
-------------------------------------------------------------------------------------------------------------------
           3.2*                 Amended and Restated Bylaws.
-------------------------------------------------------------------------------------------------------------------
           4.1*                 Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net
                                Perceptions, Inc. and the investors and founders named therin, as amended.
-------------------------------------------------------------------------------------------------------------------
          4.2**                 Registration  Rights  Agreement,  dated  February  14,  2000,  by  and  among  Net
                                Perceptions, Inc. and the stockholders named therein.
-------------------------------------------------------------------------------------------------------------------
           4.3*                 Specimen Common Stock Certificate.
-------------------------------------------------------------------------------------------------------------------
           10.1                 Office Lease Agreement  between DRF Holdings LLC and Net Perceptions,  Inc., dated
                                April 5, 2000 (filed herewith).
-------------------------------------------------------------------------------------------------------------------
          10.2**                Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.
-------------------------------------------------------------------------------------------------------------------
            27                  Exhibit 27.  Financial Data Schedule (filed herewith).
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                             *  Incorporated by reference to Net Perceptions' Registration Statement on Form S-1
                                (Registration No. 333-71919).
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                            **  Incorporated by reference to Net Perceptions' Registration
                                Statement on Form S-1 (Registration No. 333-31230).
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------