Form 10-Q
period 2000-06-30
NET PERCEPTIONS INC
filed 2000-08-11
CIK 1078203

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

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000




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


                            7700 FRANCE AVENUE SOUTH
                          MINNEAPOLIS, MINNESOTA 55435
               (Address of principal executive offices, Zip Code)


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

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JULY 31, 2000 WAS 26,713,957.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2000



================================================================================


                                      INDEX

--------------------------------------------------------------------------------

                                                                                                              PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                               3

            Consolidated Statements of Operations for the Three and Six Months Ended June  30, 2000 and 1999    4

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999               5

            Notes to Consolidated Financial Statements                                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                15

     Item 2.  Changes in Securities and Use of Proceeds                                                        15

     Item 3.  Defaults Upon Senior Securities                                                                  15

     Item 4.  Submission of Matters to a Vote of Security Holders                                              15

     Item 6.  Exhibits and Reports on Form 8-K                                                                 15

SIGNATURES                                                                                                     17

EXHIBIT INDEX                                                                                                  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



=================================================================================================================
                                                                             June 30,           December 31,
                                                                               2000                 1999
 ----------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                              $    47,431           $    17,457
      Short-term investments                                                      34,778                19,397
      Accounts receivable, net                                                    10,058                 7,663
      Royalties receivable, net                                                    1,702                 1,135
      Prepaid expenses and other current assets                                    2,279                 1,373
 ----------------------------------------------------------------------------------------------------------------
            Total current assets                                                  96,248                47,025

 Marketable securities                                                            33,329                 6,317
 Investment in joint venture                                                           -                   197
 Property and equipment, net                                                       8,075                 4,749
 Goodwill & other intangible assets, net                                         107,371                     -
 Other assets                                                                        644                   460
 ----------------------------------------------------------------------------------------------------------------
            Total assets                                                     $   245,667             $  58,748
=================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                         $   1,564              $  2,550
      Accrued expenses                                                             5,943                 3,296
      Deferred revenue                                                             5,476                 3,336
      Current portion of long-term liabilities                                       663                   471
 ----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                             13,646                 9,653

 Long-term liabilities, net of current portion                                       840                   707
 ----------------------------------------------------------------------------------------------------------------
            Total liabilities                                                     14,486                10,360
 ----------------------------------------------------------------------------------------------------------------

 Commitments and contingencies

 Stockholders' equity:
      Common stock                                                                     2                     2
      Additional paid-in capital                                                 273,209                71,231
      Accumulated other comprehensive income (loss)                                   36                   (89)
      Accumulated deficit                                                        (42,066)              (22,756)
 ----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                            231,181                48,388
 ----------------------------------------------------------------------------------------------------------------
           Total liabilities and
              stockholders' equity                                           $   245,667             $  58,748
=================================================================================================================


               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

===================================================================================================================
                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                          2000             1999             2000           1999
------------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)                      (Unaudited)
Revenues:
   Product                                             $  9,508        $   2,104        $   17,032      $   3,665
   Service and maintenance                                2,894              710             4,862          1,044
-----------------------------------------------------------------------------------------------------------------
      Total revenues                                     12,402            2,814            21,894          4,709

Cost of revenues:
   Product                                                  553               59               828             95
   Service and maintenance                                2,724              491             4,533            804
-----------------------------------------------------------------------------------------------------------------
      Total cost of revenues                              3,277              550             5,361            899

Gross profit                                              9,125            2,264            16,533          3,810

Operating expenses:
   Sales and marketing                                    6,278            2,558            12,179          4,295
   Research and development                               4,852            2,033             8,510          3,569
   General and administrative                             2,750              813             5,009          1,387
     Lease abandonment expense                              800                -               800              -
    Amortization of intangibles                           7,256                -            10,883              -
    Stock compensation expense                              174              364               367            867
-----------------------------------------------------------------------------------------------------------------
      Total operating expenses                           22,110            5,768            37,748         10,118
-----------------------------------------------------------------------------------------------------------------

Loss from operations                                    (12,985)          (3,504)          (21,215)        (6,308)

Other income (loss), net                                  1,255              381             1,905            309
-----------------------------------------------------------------------------------------------------------------
Net loss                                               $(11,730)        $ (3,123)        $ (19,310)      $ (5,999)
=================================================================================================================


-----------------------------------------------------------------------------------------------------------------
Net loss per share:

Basic and diluted                                      $  (0.46)         $ (0.20)          $ (0.80)       $ (0.60)

Shares used in computing basic and
    diluted net loss per share                       25,744,809        5,476,110        24,151,681     10,007,654
==================================================================================================================

Pro forma basic and                                    $  (0.46)          $(0.17)          $ (0.80)      $  (0.35)
    diluted net loss per share

Shares used in computing pro forma basic and
    diluted net loss per share                       25,744,809       18,676,720        24,151,681     16,942,309
=================================================================================================================


               See accompanying notes to the financial statements.

                              NET PERCEPTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


==============================================================================================================
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2000               1999
--------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $ (19,310)            $ (5,999)
    Reconciliation of net loss to net cash used by operating
       activities:
        Depreciation and amortization                                            12,691                  307
        Provision for doubtful accounts                                           1,056                    -
        Stock compensation expense                                                  367                  867
        Lease abandonment expense                                                   800                    -
        Equity in losses of joint venture                                           197                    -
        Changes in operating assets and liabilities, net of effect from acquisition:
            Accounts receivable                                                  (2,314)                (173)
            Royalties receivable                                                   (567)                   -
            Prepaid expenses & other current assets                                (727)                   -
            Other noncurrent assets                                                (163)                   -
            Accounts payable                                                     (1,813)                 688
            Accrued expenses                                                        862                1,906
            Deferred revenue                                                      1,623                  171
            Other long-term liabilities                                              (9)                (256)
--------------------------------------------------------------------------------------------------------------
                 Total adjustments                                               12,003                3,510
--------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                (7,307)              (2,489)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                          (3,982)              (1,317)
    Purchase of  short-term investments
    and marketable securities                                                   (71,165)             (14,219)
    Sales of short-term investments
    and marketable securities                                                    28,897                    -
    Cash paid in acquisition, net of cash acquired                               (1,156)                   -
--------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                  (47,406)             (15,536)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of issuance costs                84,661               53,558
    Proceeds from exercise of stock options and warrants, net of
    redemptions                                                                     597                   93
    Proceeds from issuance of stock under employee stock
    purchase plan                                                                   713                    -
    Proceeds from issuance of  debt obligations                                       -                3,862
    Repayment of acquired entity bank loan                                       (1,000)                   -
    Principal payments under capital leases and notes payable                      (284)                   -
--------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                               84,687               57,513
--------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                                       29,974               39,488
 Cash and cash equivalents at beginning of period                                17,457                  972
--------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                    $ 47,431             $ 40,460
==============================================================================================================


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

The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB No.101, as amended, provides further interpretive guidance on revenue recognition for public companies and will be effective for the Company's fourth quarter of fiscal 2000. The Company anticipates that the adoption of SAB No. 101 will not have a material impact on its current licensing or revenue recognition practices.

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 555,336 and 1,588,908 at June 30, 2000 and 1999, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance. All preferred stock outstanding was converted to common stock in connection with the Company's initial public offering in 1999 (See Note 4).

                              NET PERCEPTIONS, INC.

               (In thousands, except share and per share amounts)


NOTE 4.   PUBLIC STOCK OFFERINGS

In April and May 1999, the Company completed an initial public offering, selling 4,197,500 shares of common stock at a price of $14 per share, including 547,500 shares sold pursuant to the exercise of an over-allotment option, raising a total of $53,213 in net proceeds after payment of underwriting discounts, commissions and offering expenses. Concurrent with the initial public offering, all shares of preferred stock outstanding were converted into 10,668,700 shares of common stock on a 1-to-1 basis.

In March 2000, the Company completed a secondary public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84,661 in net proceeds after payment of underwriting discounts, commissions and offering expenses.

NOTE 5.  ACQUISITION

In February 2000, the Company completed the acquisition of Knowledge Discovery One, Inc. ("KD1"). KD1 is a leading supplier of advanced data analysis solutions for multi-channel retailers. In this transaction, the Company acquired all of the outstanding securities of KD1 in exchange for 1,969,630 shares of common stock. The value of the Company's common stock issued for the KD1 acquisition was determined by the average of the Company's stock price shortly before and after the announcement of the acquisition. As part of the acquisition, the Company also assumed all outstanding options to purchase KD1 common stock. The Company has reserved 268,297 shares of its common stock for issuance upon the exercise of these options. The transaction was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities assumed at their fair values as of the closing date of the transaction, and the Company's consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively, and net assumed liabilities of approximately $940. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to four years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report on Form 10-Q contains both historical and forward-looking statements that involve risks and uncertainties. The statements contained in this report that are forward-looking statements fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" in our Registration Statement on Form S-1 declared effective on March 23, 2000 by the Securities and Exchange Commission (File No. 333-31230).

OVERVIEW

Net Perceptions is a leading provider of real time personalization and precision marketing software solutions for Internet and multi-channel retailers. Our solutions are designed to help retailers understand customers individually, optimize product assortments, prices and inventories and offer the right product to the right customer at the right price.

Through June 30, 2000, we focused on providing solutions to electronic commerce and brick-and-mortar retailers, and most of our product revenues through June 30, 2000 were attributable to our Net Perceptions for E-commerce and Net Perceptions Recommendation Engine products. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Marketing Campaigns, Net Perceptions for Call Centers and Net Perceptions for Knowledge Management. In addition, we introduced the Net Perceptions Recommendation Engine, which is a product designed for other software and solution providers on an original equipment manufacturer (OEM) basis.

Net Perceptions, Inc. was incorporated in Delaware in July 1996 and shipped our initial product in January 1997. In the period from our inception through June 30, 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We grew from 34 employees at December 31, 1997, to 70 employees at December 31, 1998, to 213 employees at December 31, 1999 and to 369 employees at June 30, 2000.

Prior to the third quarter of 1999, substantially all of our product revenues were attributable to Net Perceptions for E-commerce and the Net Perceptions Recommendation Engine and their predecessor products. In the third quarter of 1999, we recognized initial product revenues from our Net Perceptions for Call Centers and Net Perceptions for Knowledge Management products. In the second quarter of 2000, we recognized initial product revenues from Net Perceptions for Marketing Campaigns, as well as from our Knowledge Refinery and Retail Discovery Suite products acquired in the Knowledge Discovery One ("KD1") acquisition discussed below.

We sell our products and services worldwide through a direct sales force, original equipment manufacturers and resellers. Sales derived through indirect channels accounted for approximately 38% of our total revenues for the second quarter of 2000 compared to 14% of our total revenues for the second quarter of 1999. Sales through indirect channels have lower average selling prices and gross margins than direct sales. As a result, we expect that our gross margins on product sales will decline if sales through indirect channels increase.

We license our products under various pricing plans, such as per stored profile, per user, per e-mail, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to in excess of $500,000. The price of our annual maintenance contracts is typically based on a percentage of the related product license price and is generally paid in advance. Professional service fees for implementation support and training are generally priced on a per hour or per class basis. In addition, we offer certain of our products on a hosted, or Application Service Provider ("ASP") basis. Charges for ASP services vary across service offerings, but generally include an up front setup fee and a recurring monthly charge based on usage.

We recognize revenues in accordance with the Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We derive revenues from software licenses, software maintenance, professional services and data warehousing and processing services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, we allocate the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. In software arrangements in which we do not have vendor-specific objective evidence, we defer revenue until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered. We recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to implementation remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, we recognize revenues as payments become due from the customer. If we do not consider collection to be probable, then we recognize revenues when the fee is collected. We recognize revenues allocable to maintenance on a straight-line basis over the periods in which it is provided. We evaluate arrangements that include professional and /or data processing services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, we recognize revenues from the arrangement using contract accounting, generally on a percentage of completion basis. When we do not consider the professional services to be essential, we recognize the revenues allocable to the services as they are performed. License revenues related to license terms less than or equal to twenty-four months are recognized ratably over the term of the license period.

We have sustained losses on a quarterly and an annual basis since inception. As of June 30, 2000, we had an accumulated deficit of $42.1 million. Our net loss was $11.7 million for the second quarter ended June 30, 2000 (including amortization of intangibles of $7.6 million) compared to a $3.1 million net loss for the second quarter of 1999. For the six months ended June 30, 2000, our net loss was $19.3 million (including amortization of intangibles of $11.4 million) compared to a loss of $6.0 million for the six months ended June 30, 1999. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant increases in our operating expenses for the foreseeable future, particularly research and development and sales and marketing expenses. Accordingly, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and these losses may increase significantly from current levels. We do not expect to achieve profitability in 2000 or 2001.

Our relatively limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates are sustainable or indicative of future growth rates.

We expect to incur additional expenses across all departments to build and integrate our direct sales force and marketing organizations, increase our indirect sales activities, increase our investment in the development of technology and expand general and administrative infrastructure. We expect that these investments will cause all operating expense categories to increase in absolute dollars and could result in an increase in expense categories as a percentage of revenues. In addition, this expansion will place significant demands on our management and operational resources.

THE KD1 ACQUISITION

In February 2000, we acquired Knowledge Discovery One, Inc., a developer and marketer of decision support products and services for retail applications. KD1 developed a proprietary retail software suite that allows customers to accurately forecast demand, measure promotion effectiveness, optimize inventory levels and allocations and predict customer loyalty. As a result of the acquisition, KD1 became a wholly owned subsidiary of Net Perceptions. In connection with the transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock. In addition, options of KD1 were converted into options to purchase approximately 268,297 shares of our common stock.

We accounted for the KD1 acquisition using the purchase method of accounting. Under the purchase method, the purchase price of KD1 was allocated to the assets and liabilities that we acquired from KD1. As a result, we will record non-cash charges against our future operating results, which will adversely affect our reported financial results. Net Perceptions recorded approximately $118.8 million in goodwill and other intangible assets in connection with the acquisition. We recorded related amortization expense on these intangibles of $7.6 million in the second quarter of 2000 and anticipate recording total amortization expense of $26.5 million in 2000, $30.4 million in 2001, $30.4 million in 2002, $28.0 million in 2003 and $3.5 million in the first quarter of 2004. The unamortized intangible asset balances are subject to quarterly realizability analysis under FAS 121 which could accelerate these amortization amounts.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

=========================================================================================================================
                                                                  Three Months Ended              Six Months Ended
                                                                        June 30                       June 30
                                                                    2000            1999           2000           1999
-------------------------------------------------------------------------------------------------------------------------
 Revenues:
    Product                                                       77%            75%             78%            78%

    Service and maintenance                                       23             25              22             22
------------------------------------------------------------------------------------------------------------------------
       Total revenues                                            100            100             100            100


 Cost of revenues:
    Product                                                        4              2               4              2

    Service and maintenance                                       22             17              20             17
------------------------------------------------------------------------------------------------------------------------
       Total cost of revenues                                     26             19              24             19


 Gross margin                                                     74             81              76             81


 Operating expenses:
    Sales and marketing                                           51             91              55             91

    Research and development                                      39             72              39             76

    General and administrative                                    22             29              23             29

    Lease abandonment expense                                      6              -               4              -

    Amortization of intangibles                                   59              -              50              -

    Stock compensation expense                                     2             13               2             18
------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                  179            205             173            214
------------------------------------------------------------------------------------------------------------------------

 Loss from operations                                           (105)          (124)            (97)          (133)


 Other income (expense), net                                      10             14               9              7
------------------------------------------------------------------------------------------------------------------------
 Net loss                                                        (95%)         (110%)           (88%)         (126%)
========================================================================================================================

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999

REVENUES

Total revenues. Our revenues increased 341% to $12.4 million in the quarter ended June 30, 2000, from $2.8 million in the second quarter of 1999. Revenue increased 365% to $ 21.9 million for the six months ended June 30, 2000, from $4.7 million for the six months ended June 30, l999. The increase in total revenues is primarily the result of increased sales of our Net Perceptions for E-commerce and Net Perceptions Recommendation Engine products and, to a lesser extent, increased sales of our Net Perceptions for Call Centers, Net Perceptions for Marketing Campaigns and Net Perceptions for Knowledge Management products (which were introduced in 1999) and to sales of Retail Discovery Suite and Knowledge Refinery products, acquired in the KD1 acquisition.

Revenues from sales in the United States were $10.4 million in the second quarter of 2000 compared to $2.2 million in the second quarter of 1999, representing 84% and 77% of total revenues, respectively. Revenue for the six months ended June 30, 2000 derived from sales in the United States was $16.3 million or 74 % of total revenues, compared to $3.7 million or 79% of total revenues for the same period in 1999. Revenues from international sales in the second quarter of 2000 were $2.0 million or 16% of total revenues compared to $650,000 or 23% of total revenues in the second quarter of the prior year. For the six months ended June 30, 2000, international revenues accounted for 26% of total revenues, compared to 21% for the six months ended June 30, 1999. The majority of international sales were made in Europe and Asia by our direct sales force located in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Purchases by one customer represented 11% of our revenues in 1999. We do not expect any single customer to account for 10% or more of total revenues in 2000.

Product revenues. Product revenues increased 352% to $9.5 million in the second quarter of 2000 compared to $2.1 million for the same period in the prior year. Product revenues increased 365% to $17.0 million for the six months ended June 30, 2000 from $3.7 million for the same period in the prior year. The growth of product revenues in absolute dollars is attributable to an increase in the average size of license transactions recognized, increased sales and marketing efforts, specifically the expansion of both our direct and indirect sales and distribution channels, and increased sales volumes of our products. We anticipate that revenues from product licenses will continue to represent the majority of our total revenues in the foreseeable future. In addition, we expect that prior percentage growth rates of our product revenues will not be sustainable in the future.

Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and ASP-related services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and material basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the period of the agreement. Total service and maintenance revenues in the second quarter of 2000 increased 308% to $2.9 million or 23% of total revenues from $710,000, or 25% of total revenues in the second quarter of 1999. For the six months ended June 30, 2000, total service and maintenance revenue increased 366% to $4.9 million from $1.0 million for the same period in the prior year, and was 22% of total revenues for both years.

COST OF REVENUES

Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 837% to $553,000 in the second quarter of 2000 from $59,000 for the second quarter of 1999, representing 6% and 3% of the related product revenues, respectively. Cost of product revenues were 5% and 3% of total product revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in cost of product revenues in absolute dollars and as a percentage of total product revenues from 1999 to 2000 is primarily attributable to amortization of acquired technology and royalties in connection with the acquisition of KD1. Because all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will increase in dollar amounts and as a percentage of product revenues in the future.

Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, educational and ASP services to customers. Cost of service and maintenance revenues increased 455% to $2.7 million in the second quarter of 2000, from $491,000 in the second quarter of the prior year, representing 94% and 69% of the related services and maintenance revenues, respectively. Cost of service and maintenance revenues were 93% and 77% of service and maintenance revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in cost of services and maintenance revenues in absolute dollars, and as a percentage of revenues, is due primarily to staff increases and the related recruiting and training costs associated with increased personnel in our service organization, lower than planned utilization of our consultants and to increased costs for third-party contractors used to staff consulting engagements. We believe that the cost of service and maintenance revenues will increase in dollar amounts in the future as we expand our service capacity to meet anticipated demand. In addition, cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses were $6.3 million in the second quarter of 2000 compared to $2.6 million in the second quarter of 1999, an increase of 145%. Sales and marketing expenses were 51% and 91% of total revenues in the second quarters of 2000 and 1999, respectively. Sales and marketing expenses were $12.2 million and $4.3 million, or 56% and 91% of total revenues, for the six months ended June 30, 2000 and 1999, respectively. The overall increase in sales and marketing expenses in absolute dollar amounts reflects the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, launching new products and expanding promotional activities. We believe that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as we continue to expand our sales and marketing efforts for all of our product lines.

Research and development. Research and development expenses consist primarily of salaries, other employee related costs and consulting fees relating to the development of our products. Research and development expenses were $4.9 million in the second quarter of 2000, an increase of 139% from the $2.0 million in research and development expenses in the second quarter of 1999. Research and development expenses were 39% and 72% of total revenues in the second quarters of 2000 and 1999, respectively. Research and development expenses were $8.5 million and $3.6 million, or 39% and 76% of total revenues, for the six months ended June 30, 2000 and 1999, respectively. The increase in research and development expenses in absolute dollars is primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in absolute dollars in future periods.

General and administrative. General and administrative expenses consist primarily of salaries, other employee related costs and professional service fees. General and administrative expenses were $2.8 million in the second quarter of 2000, an increase of 238% from $813,000 in the second quarter of the prior year. General and administrative expenses were 22% and 29% of total revenues in the first quarters of 2000 and 1999, respectively. General and administrative expenses were $5.0 million and $1.4 million, or 23% and 29% of total revenues, for the six months ended June 30, 2000 and 1999, respectively. The overall increase in general and administrative expenses in absolute dollar amounts reflects the cost of hiring additional general and administrative personnel, increased professional fees, additional provision for doubtful accounts and additional infrastructure to support our expanding operations. We expect to continue to add administrative staff to support broadened operations. As a result, general and administrative expenses will increase in absolute dollar amounts in the future.

Lease abandonment expense. The company recorded lease abandonment expense of $800,000 in the second quarter of 2000, representing 6% and 4% of total revenues for the three and six months ended June 30, 2000, respectively. This charge reflects estimated lease abandonment expenses and costs from the company's planned August 2000 move to new corporate headquarters.

Amortization of intangibles. Amortization of intangibles, related to goodwill and other intangibles acquired in the acquisition of KD1, was $7.6 million for the second quarter of 2000 (including amortization of $333,000 included in cost of product revenues), or 61% of total revenues. Amortization of intangibles totaled $11.4 million ($500,000 included in cost of product revenues), or 52% of total revenues, for the six months ended June 30, 2000. Total amortization charges will be approximately $7.6 million per quarter for the balance of 2000, with amortization charges continuing into early 2004.

Stock compensation. Compensation charges related to granted stock options were $174,000 in the second quarter of 2000 and $364,000 in the second quarter of 1999, representing 2% and 13% of total revenues, respectively. Stock compensation expense was $367,000 and $867,000, or 2% and 18% of total revenues, for the six months ended June 30, 2000 and 1999, respectively. These amounts represent the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of the grants. Stock compensation expense is recognized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

Other income, net. Other income, net consists of interest income, interest expense, equity losses or gains of a joint venture, foreign currency transaction losses or gains and other expense. Net other income was $1.3 million in the second quarter of 2000, up 229% from net other income of $381,000 in the second quarter of the prior year. Net other income totaled $1.9 million and $309,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in net other income for both the three and six month periods is due substantially to interest income on the proceeds from our secondary public offering completed in March 2000.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through June 30, 2000. As of December 31, 1999, we had net operating loss carryforwards of approximately $18.1 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 1999, we had $140,000 of tax credit carryforwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit in the future the amount of net operating loss and tax credit carryforwards that could be utilized annually to offset future taxable income.

We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Net Perceptions has financed its operations primarily through the sale of equity securities. At June 30, 2000, we had $115.5 million of cash, cash equivalents and short-term investments, compared to $43.2 million at December 31, 1999. In March 2000 we completed a public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.8 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses. Cash used in operations was $7.3 million for the six months ended June 30, 2000, compared to $2.5 million for the same period in 1999. Cash used in operations resulted primarily from net losses, as adjusted for non-cash expenses. Other significant changes included the pay down of accounts payable and increases in our accounts receivable, offset in part by growth in accrued liabilities and deferred revenues.

We used $47.4 million in net cash for investing activities in the first half of 2000 compared to a use of $15.5 million in investing activities in the first half of 1999. Our investing activities consisted primarily of purchases and sales of short-term investments and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will be invested in investment grade, interest bearing securities.

Net cash provided by financing activities was $84.7 million in the first half of 2000, reflecting the receipt of net proceeds from the company's secondary public stock offering. Cash provided by financing activities was $57.5 million in the first half of 1999, reflecting the net proceeds from the company's initial public offering of $53.6 million and borrowings under a short-term convertible note payable.

Capital expenditures were $4.0 and $1.3 million for the six months ended June 30, 2000 and 1999, respectively. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment and software, for our growing employee base and expanding operations infrastructure. Since 1999, we have purchased property and equipment with cash balances. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At June 30, 2000, we had approximately $1.2 million in current and non-current loans, including $1.0 million in current and non-current capital lease obligations. This amount includes installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 16.8% and mature between November 2000 and August 2002.

Although we have no material long-term commitments for capital expenditures, we anticipate substantial increases in our operating expenses, capital expenditures, facilities and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In April 2000 we signed a ten year lease for a new corporate facility with annual total rent payments beginning at $1.2 million per year, excluding operating expenses. As a result, we will incur increased rent expense in the future. The move to the new headquarters facility will be completed in August 2000 and will require an investment of approximately $2.5 million in leasehold improvements, furniture and equipment. We intend to fund this planned increase in operating expenses and capital expenditures with existing cash, cash equivalents and short-term investments. We believe that existing cash and investments will be sufficient to meet our working capital needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through June 30, 2000 the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the company's annual meeting of stockholders held on May 25, 2000, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that we are authorized to issue from 50,000,000 to 100,000,000 (the "Amendment"). Stockholders holding 21,706,328 shares of Common Stock voted "For" the Amendment, stockholders holding 1,585,058 shares of Common Stock voted "Against" the Amendment and stockholders holding 19,423 shares of Common Stock abstained.

         At the same annual meeting of stockholders the following nominees were elected as directors, each until his or her successor is elected and qualified, by the vote set forth below:


                  Nominee                    For           Withheld
                  -------                    ---           --------
                Steven J. Snyder          23,182,270        128,539
                Douglas J. Burgum         23,220,146         90,663
                William Lansing           23,180,320        130,489
                John T. Riedl             23,180,853        129,956
                Ann L. Winblad            23,222,782         88,027

         Also at the same annual meeting the stockholders ratified the appointment by the Board of Directors of the company of PricewaterhouseCoopers LLP as the company's independent public accountants for 2000 by the following vote:

                 For                   Against           Abstain
                 ---                   -------           -------
             23,272,002                23,197            15,610

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit 2.1** Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions, Inc., Kentucky Acquisition Corporation and Knowledge Discovery One, Inc.

         Exhibit 3.1**** Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Net Perceptions, Inc.

         Exhibit 3.2* Amended and Restated Bylaws.

         Exhibit 4.1* Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended.

         Exhibit 4.2** Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein.

         Exhibit 4.3* Specimen Common Stock Certificate.

         Exhibit 10.1*** Office Lease Agreement between DRF Holdings LLC and Net Perceptions, Inc. dated April 5, 2000.

         Exhibit 10.2** Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.

         Exhibit 10.3**** Net Perceptions, Inc. 2000 Stock Plan.

         Exhibit 27**** Financial Data Schedule.


         -----------------------------------------------------------------------

         * Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

         ** Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

         *** Incorporated by reference to Net Perceptions' Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781).

         **** Filed herewith.


    (b)  Reports on Form 8-K.

         The company filed a Report on Form 8-K/A on April 21, 2000 related to the company's acquisition of Knowledge Discovery One, Inc. This report amended an earlier Report on Form 8-K filed on February 22, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NET PERCEPTIONS, INC.



    Date:  August 14, 2000          By:   /s/ Thomas M. Donnelly
                                         -----------------------
                                          Thomas M. Donnelly
                                          Chief Financial Officer

                                          (Duly authorized officer and principal
                                          financial and accounting officer)

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2000


                                  EXHIBIT INDEX

--------------------------- ---------------------------------------------------------------------------------------
      EXHIBIT NUMBER                                        DESCRIPTION OF EXHIBIT
--------------------------- ---------------------------------------------------------------------------------------
          2.1**                 Agreement and Plan of Merger, dated as of January 15, 2000, as amended February
                                3, 2000, by and among Net Perceptions, Inc., Kentucky Acquisition Corporation and
                                Knowledge Discovery One, Inc.
--------------------------- ---------------------------------------------------------------------------------------
           3.1                  Amended and Restated Certificate of Incorporation, as amended by the Certificate of
                                Amendment to the Amended and Restated Certificate of Incorporation of Net
                                Perceptions, Inc. (FILED HEREWITH).
--------------------------- ---------------------------------------------------------------------------------------
           3.2*                 Amended and Restated Bylaws.
--------------------------- ---------------------------------------------------------------------------------------
           4.1*                 Amended and Restated  Investor Rights  Agreement,  dated December 18, 1997,  among
                                Net Perceptions, Inc. and the investors and founders named therein, as amended.
--------------------------- ---------------------------------------------------------------------------------------
          4.2**                 Registration  Rights  Agreement,  dated  February  14,  2000,  by  and  among  Net
                                Perceptions, Inc. and the stockholders named therein.
--------------------------- ---------------------------------------------------------------------------------------
           4.3*                 Specimen Common Stock Certificate.
--------------------------- ---------------------------------------------------------------------------------------
         10.1***                Office Lease Agreement  between DRF Holdings LLC and Net Perceptions,  Inc., dated
                                April 5, 2000.
--------------------------- ---------------------------------------------------------------------------------------
          10.2**                Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.
--------------------------- ---------------------------------------------------------------------------------------
           10.3                 Net Perceptions, Inc. 2000 Stock Plan (FILED HEREWITH).
--------------------------- ---------------------------------------------------------------------------------------
            27                  Financial Data Schedule (FILED HEREWITH).
--------------------------- ---------------------------------------------------------------------------------------

--------------------------- ---------------------------------------------------------------------------------------
                                * Incorporated by reference to Net Perceptions' Registration Statement on Form S-1
--------------------------- --------------------------------------------------------------------------------------
                               (Registration No. 333-71919).
--------------------------- ---------------------------------------------------------------------------------------

--------------------------- ---------------------------------------------------------------------------------------
                               ** Incorporated by reference to Net Perceptions' Registration
                                  Statement on Form S-1 (Registration No. 333-31230).
--------------------------- ---------------------------------------------------------------------------------------

--------------------------- ---------------------------------------------------------------------------------------
                              *** Incorporated by reference to Net Perceptions' Report on Form 10-Q for the
                                  Quarter Ended March 31, 2000 (File No. 000-25781).
--------------------------- ---------------------------------------------------------------------------------------