Form 10-Q
period 2000-09-30
NET PERCEPTIONS INC
filed 2000-11-14
CIK 1078203

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

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000




     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO      .
                                                 ----    ----
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


                                 (952) 842-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2000 WAS 26,914,020.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



================================================================================


                                      INDEX

-------------------------------------------------------------------------------------------------------------------
                                                                                                              PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                           3

            Consolidated Statements of Operations for the Three and Nine Months Ended September 30,              4
               2000 and 1999

            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999          5

            Notes to Consolidated Financial Statements                                                           6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                 15

     Item 2.  Changes in Securities and Use of Proceeds                                                         15

     Item 3.  Defaults Upon Senior Securities                                                                   15

     Item 4.  Submission of Matters to a Vote of Security Holders                                               15

     Item 6.  Exhibits and Reports on Form 8-K                                                                  15


SIGNATURES                                                                                                      17

EXHIBIT INDEX                                                                                                   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

 ================================================================================================================
                                                                           September 30,        December 31,
                                                                               2000                 1999
 ----------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
 ASSETS
 Current assets:
      Cash and cash equivalents                                                $  16,609             $  17,457
      Short-term investments                                                      50,737                19,397
      Accounts receivable, net                                                     5,943                 7,663
      Royalties receivable, net                                                      518                 1,135
      Prepaid expenses and other current assets                                    2,261                 1,373
 ----------------------------------------------------------------------------------------------------------------
            Total current assets                                                  76,068                47,025

 Marketable securities                                                            41,793                 6,317
 Investment in joint venture                                                           -                   197
 Property and equipment, net                                                      13,064                 4,749
 Goodwill and other intangible assets, net                                        99,782                     -
 Other assets                                                                      1,375                   460
 ----------------------------------------------------------------------------------------------------------------
            Total assets                                                       $ 232,082             $  58,748
=================================================================================================================


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                         $   1,447             $   2,550
      Accrued expenses                                                             6,953                 3,296
      Deferred revenue                                                             4,871                 3,336
      Current portion of long-term liabilities                                       576                   471
 ----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                             13,847                 9,653

 Long-term liabilities, net of current portion                                     2,205                   707
 ----------------------------------------------------------------------------------------------------------------
            Total liabilities                                                     16,052                10,360
 ----------------------------------------------------------------------------------------------------------------

 Commitments and contingencies

 Stockholders' equity:
      Common stock                                                                     2                     2
      Additional paid-in capital                                                 273,541                71,231
      Accumulated other comprehensive income (loss)                                  322                   (89)
      Accumulated deficit                                                        (57,835)              (22,756)
 ----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                            216,030                48,388
 ----------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                          $ 232,082             $  58,748
=================================================================================================================


          See accompanying notes to consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

  ===============================================================================================================
                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                  2000             1999              2000                1999
  ---------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)                          (Unaudited)
  Revenues:

     Product                                 $   4,424          $   3,035          $  21,456          $   6,700
     Service and maintenance                     3,301              1,079              8,162              2,123
  ---------------------------------------------------------------------------------------------------------------
        Total revenues                           7,725              4,114             29,618              8,823

  Cost of revenues:
     Product                                       526                 32              1,354                127
     Service and maintenance                     3,019                782              7,551              1,586
  ---------------------------------------------------------------------------------------------------------------
        Total cost of revenues                   3,545                814              8,905              1,713

  Gross profit                                   4,180              3,300             20,713              7,110

  Operating expenses:
     Sales and marketing                         6,311              3,275             18,490              7,570
     Research and development                    5,464              2,270             13,974              5,839
     General and administrative                  2,628              1,169              7,637              2,556
     Lease abandonment expense                      --                 --                800                 --
     Amortization of intangibles                 7,255                 --             18,139                 --
     Stock compensation expense                    198                339                564              1,206
  ---------------------------------------------------------------------------------------------------------------
        Total operating expenses                21,856              7,053             59,604             17,171
  ---------------------------------------------------------------------------------------------------------------

  Loss from operations                         (17,676)            (3,753)           (38,891)           (10,061)

  Other income,  net                             1,907                735              3,812              1,044
  ---------------------------------------------------------------------------------------------------------------
  Net loss                                $    (15,769)      $     (3,018)      $    (35,079)      $     (9,017)
  ===============================================================================================================


  ---------------------------------------------------------------------------------------------------------------
  Net loss per share:

  Basic and diluted                       $      (0.60)      $      (0.15)      $      (1.41)      $      (0.68)

  Shares used in computing basic and
      diluted net loss per share            26,339,150         20,587,072         24,892,510         13,281,169
  ===============================================================================================================



          See accompanying notes to consolidated financial statements.

                              NET PERCEPTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

 ==============================================================================================================
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 2000                1999
 --------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $ (35,079)            $ (9,017)
    Reconciliation of net loss to net cash used by operating
       activities:
        Depreciation and amortization                                            21,213                  535
        Provision for doubtful accounts                                           1,249                  283
        Stock compensation expense                                                  564                1,206
        Lease abandonment expense                                                   800                    -
        Equity in losses of joint venture                                           197                    -
        Changes in operating assets and liabilities, net of effect from acquisition:
            Accounts receivable                                                   1,608               (1,227)
            Royalties receivable                                                    617                 (669)
            Prepaid expenses & other current assets                                (709)                (727)
            Other noncurrent assets                                                (894)                (739)
            Accounts payable                                                     (2,146)                 207
            Accrued expenses                                                      2,463                3,091
            Deferred revenue                                                      1,018                  696
            Other liabilities                                                      (297)                 339
 --------------------------------------------------------------------------------------------------------------
                 Total adjustments                                               25,683                2,995
 --------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                (9,396)              (6,022)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                        (8,508)              (2,545)
      Purchase of  short-term investments and marketable securities            (115,569)             (22,695)
      Sales of short-term investments and marketable securities                  49,164                    -
      Cash paid in acquisition, net of cash acquired                             (1,156)                   -
 --------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                               (76,069)             (25,240)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net of issuance costs              84,661               53,573
      Proceeds from exercise of stock options and warrants, net of
          redemptions                                                               731                   98
      Proceeds from issuance of stock under employee stock purchase plan            713                    -
      Proceeds from issuance of  debt obligations                                     -                3,925
      Repayment of acquired entity bank loan                                     (1,000)                   -
      Principal payments under capital leases and notes payable                    (488)                (180)
 --------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                            84,617               57,416
 --------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                                         (848)              26,154
 Cash and cash equivalents at beginning of period                                17,457                  972
 --------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                   $  16,609             $ 27,126
 ==============================================================================================================



          See accompanying notes to consolidated financial statements.

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

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase totaled 275,981 and 1,121,707 at September 30, 2000 and 1999, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented.

                              NET PERCEPTIONS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
               (In thousands, except share and per share amounts)


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

NOTE 5.  ACQUISITION

In February 2000, the Company completed the acquisition of Knowledge Discovery One, Inc. ("KD1"), a leading developer and marketer of advanced data analysis solutions for multi-channel retailers. In this transaction, the Company acquired all of the outstanding securities of KD1 in exchange for 1,969,630 shares of common stock. The value of the Company's common stock issued for the KD1 acquisition was determined by the average of the Company's stock price shortly before and after the announcement of the acquisition. As part of the acquisition, the Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 268,297 shares of its common stock for issuance upon the exercise of these options. The transaction was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities assumed at their fair values as of the closing date of the transaction, and the Company's consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively, and net assumed liabilities of approximately $940. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to four years.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of the periods presented:


                                                                           Nine Months Ended September 30,
                                                                       ---------------------------------------
                                                                              2000                1999
                                                                       ---------------------------------------
          Total revenues                                                   $  30,082           $  11,194
          Net loss                                                         $ (40,438)          $ (36,991)
          Net loss per share                                               $   (1.60)          $   (2.43)

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report on Form 10-Q contains both historical and forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" in our filings with the Securities and Exchange Commission.

OVERVIEW

Net Perceptions is a leading provider of precision merchandising and personalization infrastructure software solutions that allow companies to translate knowledge into profitable business action. Our solutions are designed to help retailers understand customers individually, optimize product assortments, prices and inventories and offer the right product to the right customer at the right price.

Through September 30, 2000, we focused on providing solutions to electronic commerce and brick-and-mortar retailers, and most of our product revenues through September 30, 2000 were attributable to our Net Perceptions for E-commerce and Net Perceptions Recommendation Engine products. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Marketing Campaigns, Net Perceptions for Call Centers and Net Perceptions for Knowledge Management. In addition, we introduced the Net Perceptions Recommendation Engine, which is a product designed for other software and solution providers on an original equipment manufacturer (OEM) basis.

Net Perceptions, Inc. was incorporated in Delaware in July 1996 and we shipped our initial product in January 1997. In the period from our inception through September 30, 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We grew from 34 employees at December 31, 1997, to 70 employees at December 31, 1998, to 213 employees at December 31, 1999 and to 390 employees at September 30, 2000. In October 2000, the company reduced its workforce by 65 employees, or about 17%, to align the company's cost structure and skill sets more closely with its strategic direction and financial outlook. In the fourth quarter of 2000, we expect to record cash charges of approximately $500,000 and a non-cash stock compensation charge of approximately $500,000 in connection with the reduction in workforce. See also additional discussion under "Revenues" below.

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

We sell our products and services worldwide through a direct sales force, original equipment manufacturers and resellers. Sales derived through indirect channels accounted for approximately 45% of our total revenues for the third quarter of 2000 compared to 9% of our total revenues for the third quarter of 1999. Sales through indirect channels have lower average selling prices and gross margins than direct sales. During the third quarter of 2000, the company renegotiated a license agreement with one of its primary resellers, which calls for a significant reduction of product license royalties in exchange for a significantly reduced license scope, effective November 1, 2000. Consequently, revenues through indirect channels may decline in future quarters.

We license our products under various pricing plans, such as per stored profile, per user, per e-mail, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to in excess of $1,000,000. The price of our annual maintenance contracts is typically based on a percentage of the related product license price and is generally paid in advance. Professional service fees for implementation support and training are generally priced on a per hour or per class basis. In addition, we offer certain of our products on a hosted, or Application Service Provider ("ASP") basis. Charges for ASP services vary across service offerings, but generally include an initial setup fee and a recurring monthly charge based on usage.

We recognize revenues in accordance with the Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We derive revenues from software licenses, software maintenance, professional services and data warehousing and processing services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, we allocate the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. In software arrangements in which we do not have vendor-specific objective evidence, we defer revenue until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered. We recognize revenues from license fees when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to implementation remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, we recognize revenues as payments become due from the customer. If we do not consider collection to be probable, then we recognize revenues when the fee is collected. We recognize revenues allocable to maintenance on a straight-line basis over the periods in which it is provided. We evaluate arrangements that include professional and/or data processing services to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, we recognize revenues from the arrangement using contract accounting, generally on a percentage of completion basis. When we do not consider the professional services to be essential, we recognize the revenues allocable to the services as they are performed. License revenues related to license terms less than twenty-four months are recognized ratably over the term of the license period. When we offer our products on an ASP basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2000, we had an accumulated deficit of $57.8 million. Our net loss was $15.8 million for the third quarter ended September 30, 2000 (including amortization of intangibles and non-cash stock compensation expense of $7.8 million) compared to a $3.0 million net loss for the third quarter of 1999 (including $339,000 in non-cash stock compensation expense). For the nine months ended September 30, 2000, our net loss was $35.1 million (including amortization of intangibles and stock compensation expense of $19.5 million) compared to a loss of $9.0 million for the nine months ended September 30, 1999 (including stock compensation expense of $1.2 million). These losses resulted from significant costs incurred in the development and sale of our products and services. While we expect to experience continued year-over-year absolute dollar increases in our operating expenses for the foreseeable future (particularly sales and marketing and research and development expenses) the percent increases are likely to decline as the company more aggressively manages headcount and expenses. We anticipate that our operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and these losses may increase significantly from current levels. We do not expect to achieve profitability (including amortization of intangibles and stock compensation expense) in 2000 or 2001.

Our relatively limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. Prior to the third quarter of 2000, we experienced significant sequential percentage quarterly growth in revenues. We do not believe that prior revenue growth rates are indicative of future growth rates.

THE KD1 ACQUISITION

In February 2000, we acquired Knowledge Discovery One, Inc., a leading developer and marketer of advanced data analysis solutions for multi-channel retailers. KD1 developed a proprietary retail software suite that allows customers to accurately forecast demand, measure promotion effectiveness, optimize inventory levels and allocations and predict customer loyalty. As a result of the acquisition, KD1 became a wholly owned subsidiary of Net Perceptions. In connection with the transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock. In addition, options of KD1 were converted into options to purchase approximately 268,297 shares of our common stock.

We accounted for the KD1 acquisition using the purchase method of accounting. Under the purchase method, the purchase price of KD1 was allocated to the assets and liabilities that we acquired from KD1. As a result, we will record non-cash charges against our future operating results, which will adversely affect our reported financial results. Net Perceptions recorded approximately $118.8 million in goodwill and other intangible assets in connection with the acquisition. We recorded related amortization expense on these intangibles of $7.6 million in the third quarter of 2000 and anticipate recording total amortization expense of $26.5 million in 2000, $30.4 million in 2001, $30.4 million in 2002, $28.0 million in 2003 and $3.5 million in the first quarter of 2004. The unamortized intangible asset balances are subject to realizability analysis under FAS 121, which could accelerate these amortization amounts.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:


 ====================================================================================================================
                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                   September 30
                                                                2000            1999           2000           1999
 --------------------------------------------------------------------------------------------------------------------
 Revenues:
    Product                                                      57%             74%             72%            76%
    Service and maintenance                                      43              26              28             24
 --------------------------------------------------------------------------------------------------------------------
       Total revenues                                           100             100             100            100

 Cost of revenues:
    Product                                                       7               1               5              1
    Service and maintenance                                      39              19              25             18
 --------------------------------------------------------------------------------------------------------------------
       Total cost of revenues                                    46              20              30             19

 Gross margin                                                    54              80              70             81

 Operating expenses:
    Sales and marketing                                          82              80              62             86
    Research and development                                     71              55              47             66
    General and administrative                                   34              28              26             29
    Lease abandonment expense                                     -               -               3              -
    Amortization of intangibles                                  94               -              61              -
    Stock compensation expense                                    2               8               2             14
 --------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                 283             171             201            195
 --------------------------------------------------------------------------------------------------------------------

 Loss from operations                                          (229)            (91)           (131)          (114)

 Other income, net                                               25              18              13             12
 --------------------------------------------------------------------------------------------------------------------
 Net loss                                                      (204%)           (73%)          (118%)         (102%)
 --------------------------------------------------------------------------------------------------------------------


REVENUES

Total revenues. Revenues increased 88% to $7.7 million in the quarter ended September 30, 2000, from $4.1 million in the third quarter of 1999. Revenue increased 236% to $29.6 million for the nine months ended September 30, 2000, from $8.8 million for the nine months ended September 30, l999. The increase in total revenues is primarily the result of increased sales of our Net Perceptions for E-commerce and Net Perceptions Recommendation Engine products and, to a lesser extent, increased sales of our Net Perceptions for Knowledge Management, Net Perceptions for Call Centers, Net Perceptions for Marketing Campaigns products (which were introduced in 1999), and sales of Retail Discovery Suite and Knowledge Refinery products, acquired in the KD1 acquisition.

Revenues from sales in the United States were $6.4 million in the third quarter of 2000 compared to $3.5 million in the third quarter of 1999, representing 83% and 85% of total revenues, respectively. Revenue for the nine months ended September 30, 2000 derived from sales in the United States was $22.7 million or 77% of total revenues, compared to $7.2 million or 82% of total revenues for the same period in 1999. Revenues from international sales in the third quarter of 2000 were $1.3 million or 17% of total revenues compared to $598,000 or 15% of total revenues in the third quarter of the prior year. For the nine months ended September 30, 2000, international revenues accounted for 23% of total revenues, compared to 18% for the nine months ended September 30, 1999. The majority of international sales were made in Europe and Asia by our direct sales organizations located in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Purchases by one customer represented 11% of our revenues in 1999.

Product revenues. Product revenues increased 46% to $4.4 million in the third quarter of 2000 compared to $3.0 million for the same period in the prior year. Product revenues increased 220% to $21.5 million for the nine months ended September 30, 2000 from $6.7 million for the same period in the prior year. The growth of product revenues in absolute dollars is attributable to an increase in the average size of license transactions recognized and increased sales and marketing efforts, specifically the expansion of both our direct and indirect sales and distribution channels. We anticipate that revenues from product licenses will continue to represent the majority of our total revenues in the foreseeable future. In addition, we expect that prior percentage growth rates of our product revenues will not be sustainable in the future.

While product revenues increased on a year-over-year basis, product revenues for the third quarter of 2000 declined $5.1 million, or 53%, from $9.5 million in the second quarter of 2000. This decline was attributable to a combination of external and internal factors. External factors contributing to the revenue decline included the rapid deterioration of the pure dot-com e-tailer, a lengthening of the sales cycle for multi-channel retailers and increased competition. Internal factors contributing to the decline included delays related to product pilot implementations, poorly qualified accounts (especially in the dot-com sector), the slower-than-planned training of field sales operations to the skill sets required to close and manage large, enterprise-class customers and the slower-than-planned integration and promotion of our analytical product suite. This decline in product revenues contributed to management's decision in October 2000 to reduce our workforce by 65 employees, and to adjust the company's total revenue goals to $8 to $9 million for the fourth quarter of 2000 and $45 to $60 million for the full year 2001.

Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and ASP-related services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and material basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the period of the agreement. Total service and maintenance revenues in the third quarter of 2000 increased 206% to $3.3 million, or 43% of total revenues, from $1.1 million, or 26% of total revenues, in the third quarter of 1999. Service and maintenance revenues for the third quarter 2000 increased 14% sequentially over the second quarter. For the nine months ended September 30, 2000, total service and maintenance revenue increased 284% to $8.2 million from $2.1 million for the same period in the prior year. Service and maintenance revenues were 28% of total revenue for the nine months ended September, 30, 2000, compared to 24% of total revenues for the same period in 1999. All increases reflect higher levels of consulting service and maintenance support revenues connected with a growing installed base.

COST OF REVENUES

Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 1,544% to $526,000 in the third quarter of 2000 from $32,000 for the third quarter of 1999, representing 12% and 1% of the related product revenues, respectively. Cost of product revenues were 6% and 2% of total product revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of product revenues in absolute dollars and as a percentage of total product revenues from 1999 to 2000 is primarily attributable to amortization of acquired technology and royalties in connection with the acquisition of KD1, as well as to lower product revenue in the third quarter of 2000. Because all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will be relatively flat in absolute dollar amounts and may decline slightly as a percentage of product revenues over the next five quarters.

Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and ASP services to customers. Cost of service and maintenance revenues increased 286% to $3.0 million in the third quarter of 2000, from $782,000 in the third quarter of the prior year, representing 91% and 72% of the related services and maintenance revenues, respectively. Cost of service and maintenance revenues were 93% and 75% of service and maintenance revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is due primarily to staff increases and the related recruiting and training costs associated with increased personnel in our service organization, lower than planned utilization of our consultants, and increased costs for third-party contractors used to staff consulting engagements. Cost of service and maintenance revenues as percentage of service and maintenance revenues are expected to improve modestly in the fourth quarter of 2000 as well as in 2001. We also believe that the cost of service and maintenance revenues will increase in absolute dollar amounts in the future as we expand our service capacity to meet anticipated demand. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses were $6.3 million in the third quarter of 2000 compared to $3.3 million in the third quarter of 1999, an increase of 93%. Sales and marketing expenses were 82% and 80% of total revenues in the third quarters of 2000 and 1999, respectively. Sales and marketing expenses were $18.5 million and $7.6 million, or 62% and 86% of total revenues, for the nine months ended September 30, 2000 and 1999, respectively. The overall increase in sales and marketing expenses in absolute dollar amounts reflects the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, launching new products and expanding promotional activities. Sales and marketing expenses as a percent of total revenues are expected to decline 4% to 5% in the fourth quarter of 2000. In addition, sales and marketing expenses as a percent of total revenues are targeted to be in the 45% to 50% range by the fourth quarter of 2001.

Research and development. Research and development expenses consist primarily of salaries, other employee related costs and consulting fees relating to the development of our products. Research and development expenses were $5.5 million in the third quarter of 2000, an increase of 141% from the $2.3 million in research and development expenses in the third quarter of 1999. Research and development expenses were 71% and 55% of total revenues in the third quarters of 2000 and 1999, respectively. Research and development expenses were $14.0 million and $5.8 million, or 47% and 66% of total revenues, for the nine months ended September 30, 2000 and 1999, respectively. The increase in research and development expenses in absolute dollars is primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products. Research and development expenses as a percent of total revenues are expected to decline 10% to 12% in the fourth quarter of 2000, partially the result of the elimination of 20 research and development positions in the October 2000 reduction in workforce. We do not believe that these eliminations will significantly impact any current product development efforts. In addition, research and development expenses as a percent of total revenues are targeted to be in the 23% to 28% range by the fourth quarter of 2001.

General and administrative. General and administrative expenses consist primarily of salaries, other employee related costs and professional service fees. General and administrative expenses were $2.6 million in the third quarter of 2000, an increase of 125% from $1.2 million in the third quarter of the prior year. General and administrative expenses were 34% and 28% of total revenues in the third quarters of 2000 and 1999, respectively. General and administrative expenses were $7.6 million and $2.6 million, or 26% and 29% of total revenues, for the nine months ended September 30, 2000 and 1999, respectively. The overall increase in general and administrative expenses in absolute dollar amounts reflects the cost of hiring additional general and administrative personnel, increased professional fees, additional provision for doubtful accounts and additional infrastructure to support our expanding operations. General and administrative expenses as a percent of total revenues are expected to decline 2% to 3% in the fourth quarter of 2000. In addition, general and administrative expenses as a percent of total revenues are targeted to be in the 13% to 17% range by the fourth quarter of 2001.

Lease abandonment expense. We recorded lease abandonment expense of $800,000 in the second quarter of 2000, representing 3% of total revenues for the nine months ended September 30, 2000. This charge reflects estimated lease abandonment expenses related to the company's August 2000 move to new corporate headquarters.

Amortization of intangibles. Amortization of intangibles, related to goodwill and other intangibles acquired in the acquisition of KD1, was $7.6 million for the third quarter of 2000 (including amortization of $333,000 included in cost of product revenues), or 98% of total revenues. Amortization of intangibles totaled $19.0 million ($833,000 included in cost of product revenues), or 64% of total revenues, for the nine months ended September 30, 2000. Total amortization charges will be approximately $7.6 million for the fourth quarter of 2000, with amortization charges continuing into early 2004.

Stock compensation expense. Compensation charges related to granted stock options were $198,000 in the third quarter of 2000 and $339,000 in the third quarter of 1999, representing 2% and 8% of total revenues, respectively. Stock compensation expense was $564,000 and $1,206,000, or 2% and 14% of total revenues, for the nine months ended September 30, 2000 and 1999, respectively. If stock compensation expense for the nine months ended September 30, 2000 and 1999, had been allocated across all relevant functional expense categories within operating expenses, it would be allocated as follows:


                                                                           Nine Months Ended September 30,
                                                                       -------------------- ------------------
                                                                              2000                 1999
                                                                       -------------------- ------------------
          Sales and marketing                                               $ 246,000           $   627,000
          Research and development                                            255,000               331,000
          General and administrative                                           63,000               248,000
                                                                       -------------------- ------------------
                                                                            $ 564,000           $ 1,206,000

Stock compensation expense represents the difference between the exercise price of certain stock option grants and the deemed fair value of the common stock at the time of the grants. Stock compensation expense is recognized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003. We expect to record stock compensation expense of approximately $800,000 in the fourth quarter of 2000, which includes $500,000 related to the October 2000 restructuring and related reduction in workforce. We also expect to record stock compensation expense of approximately $200,000 per quarter in 2001.

Other income, net. Other income, net consists of interest income, interest expense, the company's share in losses of a joint venture, foreign currency transaction losses or gains and other expense. Net other income was $1.9 million in the third quarter of 2000, up 159% from net other income of $735,000 in the third quarter of the prior year. Net other income totaled $3.8 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net other income for both the three and nine month periods is due substantially to interest income on the proceeds from our secondary public offering completed in March 2000.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through September 30, 2000. As of December 31, 1999, we had net operating loss carryforwards of approximately $18.1 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 1999, we had $140,000 of tax credit carryforwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit in the future the amount of net operating loss and tax credit carryforwards that could be utilized annually to offset future taxable income.

We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Net Perceptions has financed its operations primarily through the sale of equity securities. At September 30, 2000, we had $109.1 million of cash, cash equivalents and short-term investments, compared to $43.2 million at December 31, 1999. In March 2000 we completed a public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.7 million in net proceeds after payment of underwriting discounts and commissions and estimated offering expenses.

Cash used in operations was $9.4 million for the nine months ended
September 30, 2000, compared to $6.0 million for the same period in 1999. Cash used in operations resulted primarily from net losses, as adjusted for non-cash expenses. Other significant changes included the pay down of accounts payable, offset in part by the net collection of accounts receivable and growth in both accrued liabilities and deferred revenues.

We used $76.1 million in net cash for investing activities in the first nine months of 2000 compared to using $25.2 million in investing activities in the first nine months of 1999. Our investing activities consisted primarily of purchases and sales of short-term investments and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

Net cash provided by financing activities was $84.6 million for the first nine months of 2000, reflecting the receipt of net proceeds from the company's secondary public stock offering. Cash provided by financing activities was $57.4 million for the first nine months of 1999, reflecting the net proceeds from the company's initial public offering of $53.6 million and borrowings under a short-term convertible note payable.

Capital expenditures were $8.5 and $2.5 million for the nine months ended September 30, 2000 and 1999, respectively. Our capital expenditures consist of leasehold improvements and purchases of property and equipment, primarily computer equipment, software and furniture, for our growing employee base and expanding operations infrastructure. Since 1999, we have purchased property and equipment with cash balances. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At September 30, 2000, we had approximately $2.8 million in short and long-term liabilities, of which $1.8 million is deferred rent credits. Approximately $1.0 million represents loans and notes payable, consisting primarily of capital lease obligations. These obligations include installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 16.8% and mature between November 2000 and August 2002.

Although we have no material long-term commitments for capital expenditures, we anticipate increases in our capital expenditures, facilities and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In April 2000 we signed a ten-year lease for a new corporate facility with annual total rent payments beginning at $1.4 million per year, excluding operating expenses. As a result, we will incur increased rent expense in the future. The move to the new headquarters facility was completed in August 2000 and required a net investment in the third quarter of 2000 of approximately $3.0 million in leasehold improvements, furniture and equipment. We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through September 30, 2000 the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The company is not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the period covered by this report.

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

         Exhibit 4.2** Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein.

         Exhibit 4.3* Specimen Common Stock Certificate.

         Exhibit 10.1*** Office Lease Agreement between DRF Holdings LLC and Net Perceptions, Inc. dated April 5, 2000.

         Exhibit 27***** Financial Data Schedule.
         -----------------------------------------------------------------------

         * Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

         ** Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

         *** Incorporated by reference to Net Perceptions' Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781).

         **** Incorporated by reference to Net Perceptions' Report on From 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).

         ***** Filed herewith.

   (b)   Reports on Form 8-K.

         During the period covered by this report, the company filed one current Report on Form 8-K on September 29, 2000, incorporating by reference the company's press release regarding third quarter financial expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NET PERCEPTIONS, INC.



      Date:  November 14, 2000       By: /s/ Thomas M. Donnelly
                                         -------------------------------
                                         Thomas M. Donnelly
                                         Chief Financial Officer

                                         (Duly authorized officer and principal
                                         financial and accounting officer)

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
EXHIBIT NUMBER                             DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
               2.1**            Agreement and Plan of Merger, dated as of
                                January 15, 2000, as amended February 3, 2000,
                                by and among Net Perceptions, Inc., Kentucky
                                Acquisition Corporation and Knowledge Discovery
                                One, Inc.
--------------------------------------------------------------------------------
               3.1****          Amended and Restated Certificate of
                                Incorporation, as amended by the Certificate of
                                Amendment to the Amended and Restated
                                Certificate of Incorporation of Net Perceptions,
                                Inc.
--------------------------------------------------------------------------------
               3.2*             Amended and Restated Bylaws.
--------------------------------------------------------------------------------
               4.1*             Amended and Restated Investor Rights Agreement,
                                dated December 18, 1997, among Net Perceptions,
                                Inc. and the investors and founders named
                                therein, as amended.
--------------------------------------------------------------------------------
               4.2**            Registration Rights Agreement, dated February
                                14, 2000, by and among Net Perceptions, Inc. and
                                the stockholders named therein.
--------------------------------------------------------------------------------
               4.3*             Specimen Common Stock Certificate.
--------------------------------------------------------------------------------
              10.1***           Office Lease Agreement  between DRF Holdings LLC
                                and Net Perceptions, Inc., dated April 5, 2000.
--------------------------------------------------------------------------------
              27                Financial Data Schedule (FILED HEREWITH).
--------------------------------------------------------------------------------
                            *   Incorporated by reference to Net Perceptions'
                                Registration Statement on Form S-1 (Registration
                                No. 333-71919).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            **  Incorporated by reference to Net Perceptions'
                                Registration Statement on Form S-1 (Registration
                                No. 333-31230).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            *** Incorporated by reference to Net Perceptions'
                                Report on Form 10-Q for the Quarter Ended March
                                31, 2000 (File No. 000-25781).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            **** Incorporated by reference to Net Perceptions'
                                 Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).
--------------------------------------------------------------------------------