Form 10-K
period 2000-12-31
NET PERCEPTIONS INC
filed 2001-04-02
CIK 1078203

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

                  For the fiscal year ended December 31, 2000

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from --------------- to ---------------

                        Commission File Number 000-25781

                            ------------------------

                             NET PERCEPTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIC IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                      41-1844584
        (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NO)
      OF INCORPORATION OR ORGANIZATION)

 7700 FRANCE AVENUE SOUTH, EDINA, MINNESOTA                        55435
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (952) 842-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    None                                      Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 23, 2001, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $29,366,572 based on the last sale price as reported on the Nasdaq National Market. As of March 23, 2001, there were outstanding 26,941,809 shares of the Registrant's common stock, par value $.0001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NET PERCEPTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    4
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of the Security Holders.....   12

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   13
Item 6.   Selected Consolidated Financial Data........................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   23

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   23
Item 13.  Certain Relationships and Related Transactions..............   23

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   24

          Signatures..................................................

          Index to Financial Statements...............................  F-1

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the heading "Risk Associated With Our Business" and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

RISKS ASSOCIATED WITH OUR BUSINESS

     Our quarterly operating results are volatile. Our products have a lengthy sales cycle making predictions as to the quarter in which a sale will occur difficult. Therefore, our quarterly operating results generally cannot be reliably predicted until at or just prior to a quarter's end.

     We have a history of losses and expect to incur losses in the future. General economic conditions, or conditions in the business sectors in which our customers operate, may be less favorable than expected, resulting in, among other things, lower than expected revenues.

     We face intense competition and, if we are unable to compete successfully, we may be unable to increase our product sales and market share. If we do not respond to rapid technological changes, our products could become obsolete and we could lose our competitive advantage in the market.

     Our products have a lengthy implementation cycle. In addition, only a limited number of our customers have a deployed and operating application that utilizes our products. As a result, we cannot be certain that our products will perform and be received as we expect. If we fail to generate repeat or expanded business from our current and future customers, we may be unable to build a critical mass of customers necessary to achieve increased sales and market share. If we fail to substantially expand our direct sales operations, we may be unable to increase market awareness and sales of our products and services. If we cannot expand our indirect sales channel, we may be unable to increase our customer base and achieve profitability.

     International sales are an important part of our business, and thus our business is susceptible to numerous risks associated with international operations.

     If our intellectual property is not protected adequately, we may lose our competitive advantage in the market. Third-party infringement claims against us or our technology suppliers could result in delays in product development, the loss of customers, or costly and time-consuming litigation. If we are unable to continue to utilize technology licensed from third parties, we may be unable to conduct our business.

     Our business could be seriously and adversely affected by privacy and security concerns. Increasing government regulation could limit the market for our products and services, which could seriously impair our business growth or expose us to material unanticipated liabilities.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Net Perceptions was incorporated in Delaware in 1996. Our principal executive offices are located at 7700 France Avenue South, Edina, Minnesota 55435. Our website address is www.netperceptions.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered as a part thereof. References in this Annual Report on Form 10-K to "Net Perceptions," "Company," "we," "our" and "us" refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to herein as "KD1").

     We develop and market software that integrates and analyzes information about customers, products and promotional activity, enabling our customers to improve their marketing, merchandising and advertising effectiveness. Our solutions harness the power of advanced data mining, reporting and campaign management capabilities to recommend specific actions intended to increase the profitability of marketers and merchants.

     We design highly focused, industry-specific solutions. By combining our technology and industry expertise to create solutions that prescribe the specific actions that best enable our customers to achieve their business goals, we believe we can offer greater value than other reporting and analytical solutions. Our solutions are designed to help customers increase average order size, drive traffic to stores, improve margin contribution, decrease inventory carrying costs, reduce markdown expenses, optimize advertising expenditures, increase employee productivity and reduce customer acquisition and retention costs. We believe our solutions are unique in their ability to drive profitable actions at mass market, business entity and individual customer levels.

     Using sophisticated and proprietary analytical techniques, our solutions provide extensive analysis and reporting on customer purchase and browsing activity across channels, item placement and pricing in advertisements, and a variety of item-to-item and item-to-customer purchase combinations. Our solutions extract data from existing customer business applications, as well as a variety of e-commerce, call center, campaign management, merchandise management, enterprise resource planning and point of sale systems. We can provide scalable, industry-specific data warehousing capabilities on a variety of platforms, or we can integrate into existing customer warehouse environments. Our customers currently include Best Buy, Bertelsmann, Brylane, Eckerd, Hudson's Bay Company, JCPenney, J.P. Morgan, Kmart, Lowes, Proctor & Gamble and Tesco.

     In February 2000, we completed our acquisition of KD1. KD1 is a supplier of advanced data analysis solutions for multi-channel retailers. We believe that our acquisition of KD1 has enabled us to provide enhanced services and solutions to our customers across all touch points, including call centers, points of sale and websites. In this transaction we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock. In addition, options of KD1 were converted into options to purchase approximately 265,514 shares of our common stock.

     On March 29, 2000, we completed an underwritten public offering of 2,000,000 shares of our common stock, resulting in net proceeds to us of approximately $84.6 million. We have used the net proceeds of the offering for general corporate purposes, including working capital. As part of this public offering, certain of our stockholders sold 625,471 shares of common stock. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

RECENT DEVELOPMENTS

     In March 2001, we announced a restructuring plan, including a workforce reduction of approximately 46%, or 124 positions. As a result of these reductions, we now have 145 employees. We estimate that we will recognize charges of between $9 and $11 million during the first quarter of 2001 for costs associated with this workforce reduction, consolidation of company facilities and other matters in connection with restructuring.

NET PERCEPTIONS PRODUCTS AND SERVICES

     Net Perceptions offers solutions in two areas: analytical solutions designed to improve merchandising and marketing for multi-channel retailers, and solutions that personalize the dissemination and sharing of information within a company.

     Our solutions for the retail industry analyze large amounts of information on customer behavior, product sales and promotional activity to provide marketers and merchants with specific recommendations to increase sales, improve margins, drive store traffic, optimize advertising expenditures and improve the effectiveness of their marketing activities.

Our solutions:

     - Recommend profitable action. By focusing on specific business issues, such as optimizing newspaper circular advertising, we are able to refine our data analysis and make recommendations to help merchants meet their revenue and margin goals. This provides the marketer or merchant with a "head start" in making complex business decisions.

     - Leverage information about customers, products and promotions. Much of the revenue that retailers generate through their physical stores cannot be attributed to specific customers. Our solutions leverage information about both anonymous and customer-specific transactions.

     - Encompass mass-marketing, targeted marketing and one-to-one marketing capabilities. By leveraging both product sales and customer behavior information, our solutions address a wide range of marketing options available to retailers. We enable retailers to optimize mass advertising vehicles such as newspaper circulars, discover valuable customer segments for use in targeted marketing initiatives, and choose the best product to offer to an individual customer in interactive selling situations.

     - Span multiple customer touch points. We design our solutions to allow multi-channel retailers to collect and centralize customer data on software systems that support all points of customer contact. This allows retailers to provide a personalized experience across all points of customer interaction.

     - Deliver individualized recommendations in real time. Our solutions allow retailers to sell to customers on a one-to-one basis in interactive, real-time media such as in-bound catalog call centers and electronic commerce Web sites.

     - Present the results of our analyses in a familiar business context. By "translating" the output of our analytical software into retail-specific business terms, we make it easy for our customers to act on the recommendations we deliver.

     - Satisfy the volume requirements of the largest retailers. Our solutions are capable of extracting value from vast amounts of information on customer interactions, promotional activity and product sales from the point of sale, campaign management and e-commerce systems of the very largest retailers.

     - Provide a measurable economic return. Our solutions include extensive reporting and business analysis capabilities that allow marketers and merchants to track the value they receive from our recommendations and data analysis.

PRODUCTS

     Our retail product set consists of three core technologies (these core technologies, as further described below, are often referred to as "engines") and four business applications that utilize one or more of the engines. Our customers generally license one or more of our applications, however, we occasionally directly license the underlying engines as well. Since our inception, most of our product revenue has been attributable to our Net Perceptions for E-Commerce and the Net Perceptions Recommendation Engine offerings.

Application Offerings

     Our application offerings solve specific business problems by adding retail-specific data models, metadata and business logic to the underlying power of our engines. Our application offerings include:

     Advertising Advisor. Advertising Advisor analyzes detailed information about all transactions across a retailer's operation to assess the overall impact of newspaper circular advertising on total product sales, market basket size, margin mix and store traffic. Using information about a retailer's revenue, traffic and profit goals for an advertising period, it recommends a preferred item mix to include in a promotion. Advertising Advisor's advanced technology enables merchants to spend less time on analytical activities while, we believe, substantially increasing the yield on their circular advertising investment. Our customers who license Advertising Advisor include JCPenney, Kmart, Eckerd and Best Buy. The Advertising Advisor is based, in part, on the GreenLight Ad product previously developed by KD1.

     Retail Analyst. Retail Analyst provides marketers and merchandisers with important information about product and customer performance. It provides merchants with information on item rate of sales, sales of items in combination, item sales by customer set, item profitability and information on the role items play in driving different types of purchase behavior. It provides marketers with information on customer lifetime value, recency/frequency/monetary (RFM) analysis of customer purchasing and visit behavior, information that illustrates which portion of its customer base drove a retailer's revenue or profit for an event or period of time, clustering on purchase activity and items purchased, and profiling using demographic or other customer attributes. Retail Analyst also provides the flexibility to apply our data mining and analysis capabilities to customer-specific business issues. Our customers who license Retail Analyst or its predecessor products include Lowes, Hudson's Bay Company and Walgreens. The Retail Analyst is based, in part, on the GreenLight Go! and Retail Discovery Suite products previously developed by KD1.

     Personalization Manager. Personalization Manager is a campaign manager designed to allow marketers to create highly personalized experiences in in-bound, interactive selling situations, such as Web sites, store kiosks and mobile commerce environments. Personalization Manager interfaces with Retail Analyst to make it easy for marketers to translate the product and customer insight it provides into concrete and profitable action. Personalization Manager combines business rules and collaborative filtering technology in a manner intended to deliver personalized shopping experiences that both fit the needs of the consumer and meet the business goals of the retailer. It provides marketers with the ability to create unique marketing strategies for different groups of customers, interact with those customers on an individualized basis, and closely track the impact that different strategies are having on sales and profit by customer segment, product group and promotional effort. Personalization Manager also makes it possible for marketers to rapidly modify their marketing strategy and deploy new marketing campaigns without assistance from internal information technology or management information systems resources. Our customers who have licensed Personalization Manager or its predecessor products include Bertlesmann, Tesco, JCPenney and Brylane. Personalization Manager is the successor product to our award winning Net Perceptions for E-Commerce product line.

     Net Perceptions for Call Centers. Our call center solution creates precisely targeted cross-sell recommendations in inbound, interactive call center environments. Companies who operate order taking call centers can use our solutions to increase the likelihood that "add-on" products they attempt to sell to their customers during the course of an order processing or customer service call are products the customer will value. In 2001, we intend to combine our Call Center offering into our Personalization Manager.

     Knowledge Management Solutions. Our knowledge management offering is Net Perceptions for Knowledge Management, which applies our real time personalization capabilities to corporate intra and extranets. This product integrates with our customers' existing information management systems -- such as search engines, document management systems, Lotus Notes and the Web -- to track everyday user interactions with information on these systems. Using this interaction information and user feedback, it can automatically locate documents containing relevant information for each user. It also enables employees to locate other people with knowledge and interest in areas of specific interest. Net Perceptions for Knowledge Management is designed to improve employee productivity by reducing the time spent searching for information, recreating research already performed by others within the firm, as well as creating better cross-functional sharing of information by enabling employees to connect easily and efficiently with others in different parts of the organization who possess relevant expertise. Our customers who license Net Perceptions for Knowledge Management include Procter & Gamble and J.P. Morgan.

Engine Offerings

     Knowledge Discovery Engine. The Knowledge Discovery Engine provides highly scalable data assembly, aggregation and analysis capabilities. It collects large amounts of information from point of sale, Web server, e-commerce server, enterprise resource planning and customer legacy systems and transforms the data into a format suitable for analysis. It also provides a suite of analytical modules that utilize a variety of advanced data mining and mathematical treatments to bin, rank, sort, aggregate, categorize and cluster data to discover meaningful relationships between products, people and promotions. It runs on a variety of hardware and database systems, including NCR's Teradata platform, the most common large-scale data warehousing environment in the retail industry, and Oracle. The Knowledge Discovery Engine is based, in part, on the Knowledge Refinery product previously developed by KD1.

     Business Intelligence Engine. The Business Intelligence Engine provides the ability to store the output from the Knowledge Discovery Engine and perform such standard business manipulations as subtotaling, averaging, and cross-tabulating. It offers a full set of highly flexible on-line analytical processing (OLAP) capabilities, including the ability to do such multi-dimensional reporting tasks as assessing item sales by store by time period. It also provides both casual (browser-based) and power users (thin-client based) with access to information, as well as a framework for creating and distributing both pre-defined and customized reports. The Business Intelligence Engine is based, in part, on the GreenLight Retail Discovery Suite product previously developed by KD1.

     Recommendation Engine. The Recommendation Engine predicts what a specific customer will value in real-time, interactive situations. It uses information about what customers like (both behavioral data such as past purchases or the pages a customer visited during a Web session and preference data stated directly by customers) and applies our proprietary collaborative filtering technology to recommend new products, services or information that the customer is likely to prefer. The Recommendation Engine runs on a variety of Unix systems as well as NT, and provides support for databases from Microsoft, Oracle and IBM. The Recommendation Engine was previously called the Net Perceptions Recommendation Engine.

SERVICES

     Our professional services organization provides consulting services, education and training and customer support. We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our own success. As of March 23, 2001, our professional services staff consisted of 29 employees. Our professional services group helps businesses define, design and implement their marketing and merchandising analysis solutions. Our customers benefit from our consultants' expertise in applied retail data analysis, data warehousing, software implementation and integration. Our consultants also have expertise in the systems with which our solutions are integrated.

We generally charge customers for our services on a time and materials basis. Services are offered worldwide through our offices in Canada, Germany, the United Kingdom and the United States. Our professional services include project planning and management, system implementation, integration to other systems and data sources, user and partner training and ongoing customer support. We believe our services group can assist businesses in developing innovative ways to implement our solutions, leading to increased product adoption. We intend to extend our services capabilities through partnerships with select systems integrators.

STRATEGIC ALLIANCES

     We are pursuing three types of strategic alliances: implementation, technology and international. These alliances are intended to increase our geographic sales coverage worldwide and address new markets. As of December 31, 2000, most of these alliances were in an early development phase.

     Implementation. Our implementation efforts have focused on developing relationships with large systems integrators, including Deloitte Consulting and KPMG. These alliances allow us to provide our customers with access to additional resources to design, install and customize our solutions.

     Technology. We have entered into technology agreements with i2, Hewlett Packard, IBM, Sun, CommercialWare and Oracle. These agreements are generally reseller agreements, integration agreements or teaming agreements and often provide for substantial training investments, co-marketing and sales assistance. We have also entered into interface development agreements with various platform software vendors both in markets we currently serve and in markets where we do not have a current application. These vendors include ATG, Broadvision and IBM Websphere Commerce Suite. Under these interface agreements, the parties agree to develop and support the integration of their respective software offerings. We have also entered into agreements with IBM to port certain of our products to AIX and DB2, and with Hewlett Packard to port to HP-UX. We have entered into agreements with Xchange and Vignette Corporation which permit these companies to integrate and distribute our Recommendation Engine on an original equipment manufacturer, or OEM, basis. Resellers of our products include i2, IBM, Hewlett Packard and CommercialWare, as well as Applications Software Providers such as Organic and Interelate.

     International. In July 1999, we entered into a joint venture with Trans Cosmos, NTT Software and Toyo Information Systems to form Net Perceptions Japan ("NPJ"). NPJ serves as our exclusive distribution channel for our Japanese language product offerings in the Japanese marketplace. In Europe, we have entered into strategic relationship agreements with Integra, Intrasoft and AGS. These agreements include the development of joint marketing plans, technology integration efforts and various promotional activities. We have granted AGS certain exclusive rights to distribute our products in a number of eastern European countries, provided AGS attains certain predetermined distribution goals.

     Other Technology Alliances. We have entered into agreements with Torrent, Microstrategy and Iona to provide us with data analytics and reporting technology that we incorporate into several of our products and then distribute on an OEM basis.

     Our marketing and distribution agreements are non-exclusive in most cases. Some of the parties to these agreements provide similar products and services to other companies.

SALES AND MARKETING

     We market our software and services through our direct sales organization and through indirect distribution channels, including resellers, systems integrators and original equipment manufacturers. We have sales offices in Minneapolis, Minnesota; San Francisco, California; New York, New York; Austin, Texas and Berkshire, United Kingdom.

     As of March 23, 2001, our direct sales force was comprised of 40 employees, including sales representatives, managers, pre-sales engineers and support personnel. We have started to localize some of our products for sale into the Japanese market and we may need to localize our products in other markets. However, we have limited experience in developing localized versions of our products and marketing and distributing our products internationally. We may not be successful in international markets.

     Our sales organization is complemented by distribution through parties with which we have distribution agreements, including resellers, systems integrators and original equipment manufacturers. These companies license our products at a discount for re-licensing and may provide training, support and customer service to end-users. In 2000, sales through these parties accounted for 35% of our product revenues. We anticipate that the percentage of our total revenues derived from indirect sales will decrease in the future. We expect that a significant increase in our indirect sales as a percentage of revenues would adversely affect our average selling prices and gross margins due to the lower unit prices we receive when selling through indirect channels. In addition, we expect that indirect sales will generate less services revenues than direct sales because the distributing parties generally provide their own support services to their customers.

     As of March 23, 2001, our marketing organization consisted of 7 employees primarily engaged in marketing research, producing marketing materials, product planning and management, managing press coverage and other public relations, identifying potential customers, attending and exhibiting at trade shows, seminars and conferences, creating presentations and sales tools, establishing and maintaining close relationships with industry analysts and maintaining our website. In addition, we rely on various outside consultants to supplement our marketing organization for various public relations and market research requirements.

RESEARCH AND DEVELOPMENT

     Our research and development organization is responsible for product strategy, product architecture, core technology, quality assurance and product documentation. In addition, this organization supports some pre-sale and customer support activities. Our research and development organization is divided into teams consisting of product managers, development engineers, quality assurance engineers and technical writers. The organization operates primarily out of our Edina, Minnesota and Austin, Texas locations.

     As of March 23, 2001, our research and development staff consisted of 41 employees. Our total expenses for research and development were $19.4 million in 2000, $8.6 million in 1999 and $2.4 million in 1998. We believe 2001 research and development spending will be less than our spending in 2000. To date, our development efforts have not resulted in any capitalized software development costs. We believe our future performance will depend in large part on our ability to maintain and enhance our current product line, integrate acquired products and technology, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.

COMPETITION

     The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Principal competitive factors include: quality, breadth and depth of application offerings, product scalability, core technology and architecture, ease of deployment and maintenance, customer service and support and price. Although we believe our products currently compete favorably with respect to such factors, our market is relatively new and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, sales, service, support, technical and other resources.

     We have three primary sources of competition for our retail offerings: customer relationship management (CRM) vendors such as Epiphany, Broadbase and Xchange; retail enterprise resource planning companies such as Retek, JDA and Blue Martini; and in-house development efforts by potential customers using traditional statistical analysis and decision support tools. In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings. These vendors include ATG, Broadvision, i2, IBM, Microsoft, Microstrategy, NCR, Oracle, SAP, Siebel and other vendors of software designed for decision support or analysis of customer, product and promotional information.

     In marketing our Knowledge Management product, we encounter competition primarily from Orbital Software, Tacit Knowledge Systems, Autonomy, Plumtree and large software platform vendors who have added knowledge management-like functionality to their product offerings.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our ability to succeed depends in large part on protecting our intellectual property. We rely on a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We license our software and require our customers to enter into license agreements, which impose restrictions on our customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

     As of March 23, 2001, we had 19 pending United States patent applications. We also have license rights to two issued United States patents and one allowed United States patent application from the University of Minnesota. As of March 23, 2001 we had 5 pending foreign patent applications, but we have no issued foreign patents. It is possible that no patents will be issued from the currently pending patent applications. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of the patents of others that may limit our ability to conduct our business.

     Our efforts to protect our proprietary rights may not succeed. Copyright and trade secret laws afford only limited protection for our proprietary rights in our software, our product documentation and other written materials. Unauthorized parties may be able to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as extensively as the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products, design around patents issued to us or otherwise circumvent our intellectual property rights.

We may not be able to detect infringement and, as a result, our competitive position in the market may suffer.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have, from time to time, received claims that we are infringing third parties' intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property rights. We expect that software companies such as Net Perceptions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Claims of intellectual property infringement also may require us to pay significant damages or subject us to an injunction against the sale or use of our products. Any successful claim of intellectual property infringement against us could have an immediate and significant impact on our ability to carry on our business and market our products.

CERTAIN LEGAL AND REGULATORY MATTERS

     Our products and services are often used in conjunction with user preference and profile information collected by our customers. Privacy concerns may cause users to resist providing the personal data necessary to support this profiling capacity. Our customers generally have implemented security measures to protect their customers' data from unauthorized disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a breach of customer data security were to be publicized, our products may be perceived as less desirable, and our future sales may be negatively impacted. More importantly, even the perception of privacy and security concerns, whether or not valid, may indirectly inhibit our customers' collection of user preference and customer profile data. In addition, legislative or regulatory requirements may heighten such concerns if users must be notified that the data captured after these interactions may be used by marketing entities for direct product promotion and advertising. During the last year, over 200 pieces of legislation have been proposed at the federal and state level that address some aspect of the Internet, including a number of bills that specifically address Internet privacy matters. Such proposed legislation indicates that some federal and state legislators believe that certain aspects of the Internet and e-commerce, including data privacy, are appropriate matters for regulation and review. Various other countries and political entities, such as the European Economic Community, have adopted legislation or regulatory requirements addressing issues, such as data privacy, that may directly impact some of our customers. If user privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business could be seriously harmed and we could experience increased operating losses.

     Our products can use data captured with "cookies" to track demographic information and user preferences. A "cookie" is a bit of information keyed to a specific server, file pathway or director location that is stored on a computer user's hard drive, possibly without the user's knowledge. Some countries have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If laws of this type are passed, our business could be adversely affected and we could experience increased operating losses. In addition, Internet users can, if they choose, configure their Web browsers to limit the collection of user data. Should many Internet users choose to limit the collection of user data in this matter, or if major countries or regions adopt legislation or other restrictions on the use of customer data, our software would be less useful to our customers and market acceptance of our products could be adversely impacted.

EMPLOYEES

     As a result of the workforce reduction described above under "Item 1-Business -- Recent Developments," as of March 23, 2001 we had a total of 145 employees, including 47 in sales and marketing, 41 in research and development, 29 in customer support and 28 in administration. 137 of these employees were located in North America and 8 employees were located in Europe. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     Information about our principal executive offices and our other facilities is included in the following table. We lease all of our existing facilities. In August 2000, we moved to a larger facility in the Minneapolis, Minnesota area to consolidate employees previously located in two separate buildings. The lease on one of these previous buildings was terminated and we are attempting to sublease the other building. As a result of the restructuring described above under "Item 1 -- Business -- Recent Developments," we are also attempting to sublease a significant portion of our existing facilities.

LOCATION                                                SQUARE FOOTAGE   LEASE EXPIRATION DATE
--------                                                --------------   ---------------------
Minneapolis, Minnesota
  Principal office....................................         118,072   July 2010
  Previous principal office...........................          27,140   December 2003
Austin, Texas.........................................          13,965   January 2004
Roseland, New Jersey..................................           8,687   November 2005
New York, New York....................................           6,500   September 2006
San Francisco, California.............................           5,350   August 2004
Berkshire, United Kingdom.............................           3,500   March 2010
Richardson, Texas (Suite 330).........................           1,960   November 2001
Richardson, Texas (Suite 340).........................           1,632   February 2002

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock has been quoted on the Nasdaq National Market under the symbol "NETP" since April 23, 1999. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                                ----------------
                                                                 HIGH      LOW
                                                                ------    ------
1999
Second Quarter (from April 23, 1999)........................    $35.00    $15.00
Third Quarter...............................................    $23.50    $ 9.75
Fourth Quarter..............................................    $43.13    $14.75
2000
First Quarter...............................................    $66.50    $31.50
Second Quarter..............................................    $36.50    $10.00
Third Quarter...............................................    $19.50    $ 4.66
Fourth Quarter..............................................    $ 5.69    $ 1.44
2001
First Quarter (through March 23, 2001)......................    $ 3.75    $ 1.03

     On March 23, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $1.09 per share. As of March 23, 2001, there were 263 stockholders of record registered with our transfer agent, Wells Fargo Bank Minnesota, N.A.

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

     (b) On April 28, 1999, Net Perceptions completed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, on a Registration Statement on Form S-1 (No. 333-71919). The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1999. To date, proceeds from the initial public offering have been used for working capital and general corporate purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the tables below we provide you with selected historical financial data of Net Perceptions, which should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of operations data for each of the three years in the period ended December 31, 2000, and the balance sheet data at December 31, 2000 and 1999, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the period from July 3, 1996 (inception) to December 31, 1996, for the year ended December 31, 1997 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this report.

                                                                                PERIOD FROM
                                                                                JULY 3, 1996
                                          YEAR ENDED DECEMBER 31,              (INCEPTION) TO
                                 ------------------------------------------     DECEMBER 31,
                                   2000        1999       1998       1997           1996
                                 --------    --------    -------    -------    --------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product......................  $ 25,087    $ 11,408    $ 3,955    $   284       $    --
  Service and maintenance......    11,501       3,721        522         33             4
                                 --------    --------    -------    -------       -------
     Total revenues............    36,588      15,129      4,477        317             4
                                 --------    --------    -------    -------       -------
Cost of revenues:
  Product......................     1,807         286         52         14            --
  Service and maintenance......    10,691       2,735        373         30             2
                                 --------    --------    -------    -------       -------
     Total cost of revenues....    12,498       3,021        425         44             2
                                 --------    --------    -------    -------       -------
Gross margin...................    24,090      12,108      4,052        273             2
                                 --------    --------    -------    -------       -------
Operating expenses:
  Sales and marketing..........    25,589      12,883      5,238      3,063           454
  Research and development.....    19,354       8,625      2,372      1,372           378
  General and administrative...    11,146       4,005      1,474        585           210
  Lease abandonment expense....     1,250          --         --         --            --
  Amortization of
     intangibles...............    25,394          --         --         --            --
                                 --------    --------    -------    -------       -------
     Total operating
       expenses................    82,733      25,513      9,084      5,020         1,042
                                 --------    --------    -------    -------       -------
Loss from operations...........   (58,643)    (13,405)    (5,032)    (4,747)       (1,040)
Other income, net..............     5,096       1,366         64         25            13
                                 --------    --------    -------    -------       -------
Net loss.......................  $(53,547)   $(12,039)   $(4,968)   $(4,722)      $(1,027)
                                 ========    ========    =======    =======       =======
Basic and diluted net loss per
  share........................  $  (2.12)   $  (0.78)   $ (1.40)   $ (3.01)      $ (3.40)
                                 ========    ========    =======    =======       =======
Shares used in computing basic
  and diluted net loss per
  share........................    25,209      15,402      3,546      1,569           302
                                 ========    ========    =======    =======       =======
BALANCE SHEET DATA
Cash, cash equivalents and
  short-term investments.......  $ 68,880    $ 36,854    $   972    $ 4,846       $ 3,821
Working capital................    66,364      37,372        468      4,442         3,554
Total assets...................   211,834      58,748      5,637      5,575         4,099
Long-term liabilities, net of
  current position.............     1,951         707        538        345            87
Total stockholders' equity.....   198,518      48,388        421      3,879         2,950

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto appearing elsewhere in this report.

     We develop and market software that integrates and analyzes information about customers, products and promotional activity, enabling our customers to improve their marketing, merchandising and advertising effectiveness. Our solutions harness the power of advanced data mining, reporting and campaign management capabilities to recommend specific actions intended to increase the profitability of marketers and merchants.

     Through December 31, 2000, we focused on providing solutions to electronic commerce and brick-and-mortar retailers, and most of our product revenues through December 31, 2000 were attributable to our Net Perceptions for E-commerce product (the predecessor to the Personalization Manager product) and our Net Perceptions Recommendation Engine product, which is designed for other software and solution providers on an original equipment manufacturer (OEM) basis. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Call Centers and Net Perceptions for Knowledge Management. In 1999 we also introduced the Net Perceptions Recommendation Engine. In the second quarter of 2000, we recognized initial product revenues from our Knowledge Refinery and Retail Discovery Suite products (the successor products are now called the Knowledge Discovery Engine and Business Intelligence Engine, respectively) which were acquired through our acquisition of KD1 discussed below.

     Net Perceptions, Inc. was incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. Since our inception through December 31, 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. We grew from 34 employees at December 31, 1997, to 70 employees at December 31, 1998 and to 213 employees at December 31, 1999. In October 2000, the company reduced its workforce by 65 employees, or about 17%, to align the company's cost structure and skill sets more closely with its strategic direction and financial outlook. As of December 31, 2000 we had 315 employees. In March 2001, we announced a plan of restructuring, including a workforce reduction of approximately 46%, or 124 positions. As a result of these reductions, we now have 145 employees. We estimate that we will recognize charges of between $9 and $11 million during the first quarter of 2001 for costs associated with this workforce reduction, consolidation of company facilities and other matters in connection with restructuring.

     Our products and services are sold worldwide through a direct sales force, original equipment manufacturers and resellers. Sales derived through indirect channels accounted for approximately 35% of our total 2000 revenues compared to 12% of our total 1999 revenues. Sales through indirect channels have lower average selling prices and gross margins than direct sales. During the third quarter of 2000, we renegotiated a license agreement with our primary original equipment manufacturer, effective November 1, 2000, which calls for a significant reduction of product license royalties in exchange for a significantly reduced license scope. Consequently, revenues through indirect channels are expected to decline in 2001.

     We license our products under various pricing plans, such as per stored profile, per user, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to in excess of $1,000,000. The price of our annual maintenance contracts is typically based on a percentage of the related product license price and is generally paid in advance. Professional service fees for implementation support and training are generally priced on a per hour or per class basis. In addition, we offer some of our products on a hosted basis. Charges for hosted services vary across service offerings, but generally include an initial setup fee and a recurring monthly charge based on usage.

     Our revenues are recognized in accordance with the Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of Statement of Position 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting, data warehousing and application provider services.

     For software arrangements that include multiple software products, maintenance or services, we allocate the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined by vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. For software arrangements in which we do not have vendor-specific objective evidence, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered.

     Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company implementation obligations remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If we do not consider collection to be probable, then revenue is recognized when the fee is collected.

     We recognize revenues allocable to maintenance on a straight-line basis over the periods in which it is provided. We evaluate arrangements that include professional and/or data processing services to determine whether those services are essential to the functionality of other elements of the arrangement. If professional services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage of completion basis. When we do not consider the professional services to be essential, we recognize the revenues allocable to the services as they are performed.

     License revenues related to license terms of less than twenty-four months are recognized ratably over the license term. When we offer our products and services on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

     We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2000, we had an accumulated deficit of $76.3 million. Our net loss was $53.5 million for the year ended December 31, 2000 (including amortization of intangibles and non-cash stock compensation expense of $27.6 million) compared to losses of $12.0 million and $5.0 million for the years ended December 31, 1999 and 1998, respectively (including non-cash stock compensation expense of $1.5 million in 1999 and $366,000 in 1998). These losses resulted from significant costs incurred in the development and sale of our products and services. We anticipate that our operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future, and these losses may increase significantly from current levels. We do not expect to achieve profitability (including amortization of intangibles and stock compensation expense) in 2001.

     Our relatively limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in relatively new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. Prior to the third quarter of 2000, we experienced significant sequential percentage quarterly growth in revenues. We do not believe that prior revenue growth rates are indicative of future growth rates.

THE KD1 ACQUISITION

     In February 2000, we acquired KD1, a developer and marketer of advanced data analysis solutions for multi-channel retailers. In this transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock, and KD1 became our wholly owned subsidiary. In addition, stock options of KD1 were converted into options to purchase approximately 265,514 shares of our common stock.

     The KD1 acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price of KD1 was allocated to the assets and liabilities that we acquired from KD1. As a result, non-cash charges have been recorded against our 2000 operating results and will be recorded against our future operating results, which have and will continue to adversely affect our reported financial results. We recorded approximately $118.8 million in goodwill and other intangible assets in connection with the KD1 acquisition which are being amortized over three to four years. We recorded $26.6 million of related amortization expense on these intangibles in 2000 and anticipate recording total amortization expense of $30.4 million in 2001, $30.4 million in 2002, $28.0 million in 2003 and $3.4 million in the first quarter of 2004, under existing generally accepted accounting principles in the United States of America. The unamortized intangible asset balances are subject to periodic impairment realizability analysis, which could accelerate these amortization amounts.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The following table sets forth certain items in the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2000      1999      1998
                                                             ----      ----      ----
Revenues:
  Product................................................      69%      75%        88%
  Service and maintenance................................      31       25         12
                                                             ----      ---       ----
     Total revenues......................................     100      100        100
Cost of revenues:
  Product................................................       5        2          1
  Service and maintenance................................      29       18          8
                                                             ----      ---       ----
     Total cost of revenues..............................      34       20          9
Gross margin.............................................      66       80         91
Operating expenses:
  Sales and marketing....................................      70       85        117
  Research and development...............................      53       57         53
  General and administrative.............................      31       27         33
  Lease abandonment expense..............................       3       --         --
  Amortization of intangibles............................      69       --         --
                                                             ----      ---       ----
     Total operating expenses............................     226      169        203
                                                             ----      ---       ----
Loss from operations.....................................    (160)     (89)      (112)
Other income, net........................................      14        9          1
                                                             ----      ---       ----
Net loss.................................................    (146)%    (80)%     (111)%
                                                             ====      ===       ====

REVENUES

     Total revenues. Revenues increased 142% for the year ended December 31, 2000, to $36.6 million, from $15.1 million in 1999. Revenues increased 238% in 1999 from $4.5 million in 1998. The increase in total revenues for all periods is primarily the result of increased sales of our Net Perceptions for

E-commerce (the predecessor to the Personalization Manager product) and Net Perceptions Recommendation Engine products. In 2000, the revenue increase was also attributable, to a lesser extent, to increased sales of our Net Perceptions for Knowledge Management, Net Perceptions for Call Centers, and Net Perceptions for Marketing Campaigns products (which were introduced in 1999), as well as to sales of Retail Discovery Suite and Knowledge Refinery products acquired in the KD1 acquisition.

     Revenues from sales in the United States were $28.4 million in 2000 compared to $12.7 million in 1999 and $3.9 million in 1998, representing 78%, 84% and 87% of total revenues, respectively. Revenues from international sales in 2000 were $8.2 million, or 22% of total revenues, compared to $2.4 million, or 16% of total revenues, in 1999 and $600,000, or 13% of total revenues, in 1998. The majority of international sales were made in Europe and Asia by our direct sales organizations based in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Revenues from one customer represented 11% of our total revenues in both 2000 and 1999. In 1998, no single customer accounted for 10% or more of total revenues.

     Product revenues. Product revenues increased 120% to $25.1 million in 2000 from $11.4 million in 1999. Product revenues in 1999 increased 188% from $4.0 million in 1998. The growth of product revenues in absolute dollars is attributable to an increase in the average size of license transactions recognized and increased sales and marketing efforts, specifically the expansion of both our direct and indirect sales and distribution channels. Based upon economic uncertainty in early 2001, we anticipate that customers may defer purchasing decisions and, thus, product revenues may decline as a percentage of our total revenues. In addition, we expect that prior percentage growth rates of our product revenues will not be sustainable in the future.

     While product revenues increased on a year-over-year basis, third and fourth quarter 2000 product revenues declined on a sequential quarterly basis, decreasing 53% from $9.5 million in the second quarter of 2000 to $4.4 million in the third quarter of 2000, and decreasing 18% to $3.6 million in the fourth quarter of 2000. These decreases were attributable to a combination of factors, including the rapid deterioration of the pure dot-com e-tailer, a lengthening of the sales cycle for multi-channel retailers, increased competition and unanticipated delays in the requisite training of field sales personnel and in product implementation, integration and promotion. This decline in product revenues contributed to management's decision in October 2000 to reduce the company's workforce by 65 employees. As a result of continued declines in product revenues during the first quarter of 2001, we announced, in March 2001, a plan of restructuring. The plan includes a reduction in workforce of approximately 46%, or 124 positions. We believe that the continued decline in revenues during the first quarter of 2001 is the result of the deferral of purchase decisions by our current and potential customers due to economic uncertainty.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and hosted product related services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Total service and maintenance revenues increased 209% in 2000 to $11.5 million, or 31% of total revenues, from $3.7 million, or 25% of total revenues, in 1999. Service and maintenance revenues increased 613% in 1999 from $522,000, or 12% of total revenues, in 1998. All increases reflect higher levels of consulting service and maintenance support revenues connected with a growing installed base. We expect that prior percentage growth rates of our service and maintenance revenues will not be sustainable in the future.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 532% to $1.8 million in 2000 from $286,000 in 1999, and increased 450% in 1999 from $52,000 in 1998.
Cost of product revenues represented 7%, 3% and 1% of related product revenues in 2000, 1999 and 1998, respectively. The increase in cost of product revenues in absolute dollars and as a percentage of total product revenues from 1999 to 2000 is primarily attributable to amortization of acquired technology and royalties in connection with the acquisition of KD1. The increase in cost of product revenues from 1998 to 1999 is primarily attributable to increased royalties payable to vendors and higher volumes of product shipped. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products were expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will be relatively flat as a percentage of product revenues in 2001.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues increased 291% to $10.7 million in 2000 from $2.7 million in 1999, and increased 633% in 1999 from $373,000 in 1998. Cost of service and maintenance revenues in 2000, 1999 and 1998 represented 93%, 74% and 71% of the related services and maintenance revenues, respectively. The increase in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is due primarily to staff increases and the related recruiting and training costs associated with increased personnel in our service organization, lower than planned utilization of our consultants, and increased costs for third-party contractors used to staff consulting engagements. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses totaled $25.6 million in 2000 compared to $12.9 million in 1999, an increase of 99%. Sales and marketing expenses increased 146% in 1999 from $5.2 million in 1998. As a percent of total revenues, sales and marketing expenses were 70%, 85% and 117% in 2000, 1999 and 1998, respectively. The overall increase in sales and marketing expenses in absolute dollar amounts reflects the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, launching new products and expanding promotional activities.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees relating to the development of our products. Research and development expenses were $19.4 million in 2000, an increase of 124% from the $8.6 million in research and development expenses in 1999. Research and development expenses increased 264% in 1999 from $2.4 million in 1998. As a percent of total revenues, research and development expenses were 53%, 57% and 53% in 2000, 1999 and 1998, respectively. The increase in research and development expenses in absolute dollars in both 2000 and 1999 was primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs and professional service fees. General and administrative expenses were $11.1 million in 2000, an increase of 178% from $4.0 million in 1999. General and administrative expenses increased 172% in 1999 from $1.5 million in 1998. As a percent of total revenues, general and administrative expenses were 31%, 27% and 33% in 2000, 1999 and 1998, respectively. The overall increase in general and administrative expenses in absolute dollar amounts reflects the cost of hiring additional general and administrative personnel, increased professional fees, additional provision for doubtful accounts and additional infrastructure to support our expanding operations.

     Lease abandonment expense. We recorded lease abandonment expense totaling approximately $1.3 million in 2000, representing 3% of total revenues. This charge reflects estimated lease abandonment expenses related to the company's August 2000 move to new corporate headquarters.

     Amortization of intangibles. Amortization of intangibles related to goodwill and other intangibles acquired in the acquisition of KD1 was $26.6 million in 2000 (including amortization of $1.2 million included in cost of product revenues), or 73% of total revenues. Amortization charges in connection with the KD1 acquisition will continue into early 2004.

     Stock compensation expense. Compensation charges related to granted stock options totaled $1.1 million in 2000, $1.5 million in 1999 and $366,000 in 1998. Stock compensation expense for 2000 includes $427,000 related to accelerated vesting. Stock compensation expense was recorded in the functional expense categories within operating expenses (see footnote 8 to the Notes to the Consolidated Financial Statements).

     Other income, net. Other income, net, consists of interest income, interest expense, the company's share in losses of a joint venture and foreign currency transaction gains or losses. Net other income was $5.1 million in 2000, up 273% from net other income of $1.4 million in 1999. Net other income was $64,000 in 1998. The increase in net other income in both 2000 and 1999 is due primarily to interest income on the proceeds from two public stock offerings. Our initial public offering ("IPO") was completed in April and May 1999 and our follow-on public offering was completed in March 2000. See additional discussion under "Liquidity and Capital Resources" below.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through December 31, 2000. As of December 31, 2000, we had net operating loss carry-forwards of approximately $45 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2000, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

     Quarterly unaudited financial data for 2000 and 1999 is summarized in the following table, as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and include all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

                              DEC. 31    SEPT. 30   JUNE 30    MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                                2000       2000       2000      2000      1999       1999      1999      1999
                              --------   --------   --------   -------   -------   --------   -------   -------
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                 (UNAUDITED)
RESULTS OF OPERATIONS:
Revenues:
  Product...................  $  3,631   $  4,424   $  9,508   $ 7,524   $ 4,708   $ 3,035    $ 2,104   $ 1,561
  Service and maintenance...     3,338      3,301      2,894     1,968     1,598     1,079        710       334
                              --------   --------   --------   -------   -------   -------    -------   -------
    Total revenues..........     6,969      7,725     12,402     9,492     6,306     4,114      2,814     1,895
                              --------   --------   --------   -------   -------   -------    -------   -------
Cost of revenues:
  Product...................       454        526        553       274       159        32         59        36
  Service and maintenance...     3,139      3,019      2,724     1,809     1,149       782        491       313
                              --------   --------   --------   -------   -------   -------    -------   -------
    Total cost of
      revenues..............     3,593      3,545      3,277     2,083     1,308       814        550       349
                              --------   --------   --------   -------   -------   -------    -------   -------
Gross margin................     3,376      4,180      9,125     7,409     4,998     3,300      2,264     1,546
                              --------   --------   --------   -------   -------   -------    -------   -------
Operating expenses:
  Sales and marketing.......     6,852      6,372      6,354     6,011     4,686     3,471      2,768     1,958
  Research and
    development.............     5,125      5,582      4,928     3,719     2,455     2,378      2,145     1,647
  General and
    administrative..........     3,446      2,647      2,772     2,281     1,201     1,204        855       745
  Lease abandonment
    expense.................       450         --        800        --        --        --         --        --
  Amortization of
    intangibles.............     7,255      7,255      7,256     3,628        --        --         --        --
                              --------   --------   --------   -------   -------   -------    -------   -------
    Total operating
      expenses..............    23,128     21,856     22,110    15,639     8,342     7,053      5,768     4,350
                              --------   --------   --------   -------   -------   -------    -------   -------
Loss from operations........   (19,752)   (17,676)   (12,985)   (8,230)   (3,344)   (3,753)    (3,504)   (2,804)
Other income, net...........     1,285      1,907      1,255       649       322       735        381       (72)
                              --------   --------   --------   -------   -------   -------    -------   -------
Net loss....................  $(18,467)  $(15,769)  $(11,730)  $(7,581)  $(3,022)  $(3,018)   $(3,123)  $(2,876)
                              ========   ========   ========   =======   =======   =======    =======   =======
Basic and diluted net loss
  per share.................  $  (0.69)  $  (0.60)  $  (0.46)  $ (0.34)  $ (0.14)  $ (0.15)   $ (0.17)  $ (0.64)
                              ========   ========   ========   =======   =======   =======    =======   =======

                              DEC. 31    SEPT. 30   JUNE 30    MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                                2000       2000       2000      2000      1999       1999      1999      1999
                              --------   --------   --------   -------   -------   --------   -------   -------
                                                           (AMOUNTS IN THOUSANDS)
                                                                 (UNAUDITED)
PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  Product...................        52%        57%        77%       79%       75%       74%        75%       82%
  Service and maintenance...        48         43         23        21        25        26         25        18
                              --------   --------   --------   -------   -------   -------    -------   -------
    Total revenues..........       100        100        100       100       100       100        100       100
                              --------   --------   --------   -------   -------   -------    -------   -------
Cost of revenues:
  Product...................         7          7          4         3         3         1          2         2
  Service and maintenance...        45         39         22        19        18        19         18        16
                              --------   --------   --------   -------   -------   -------    -------   -------
    Total cost of
      revenues..............        52         46         26        22        21        20         20        18
                              --------   --------   --------   -------   -------   -------    -------   -------
Gross margin................        48         54         74        78        79        80         80        82
                              --------   --------   --------   -------   -------   -------    -------   -------
Operating expenses:
  Sales and marketing.......        98         83         51        64        74        84         98       104%
  Research and
    development.............        74         72         40        39        39        58         77        87
  General and
    administrative..........        49         34         22        24        19        29         30        39%
  Lease abandonment
    expense.................         6         --          7        --        --        --         --        --
  Amortization of
    intangibles.............       104         94         59        38        --        --         --        --
                              --------   --------   --------   -------   -------   -------    -------   -------
    Total operating
      expenses..............       331        283        179       165       132       171        205       230
                              --------   --------   --------   -------   -------   -------    -------   -------
Loss from operations........      (283)      (229)      (105)      (87)      (53)      (91)      (125)     (148)
Other income, net...........        18         25         10         7         5        18         14        (4)
                              --------   --------   --------   -------   -------   -------    -------   -------
Net loss....................      (265)%     (204)%      (95)%     (80)%     (48)%     (73)%     (111)%    (152)%
                              ========   ========   ========   =======   =======   =======    =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Net Perceptions has financed its operations primarily through the sale of equity securities. At December 31, 2000, we had $96.2 million of cash, cash equivalents and short-term investments, compared to $43.2 million at December 31, 1999. In March 2000 we completed our follow-on public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.6 million in net proceeds after payment of underwriting discounts, commissions and offering expenses.

     Cash used in operations was $21.7 million for the year ended December 31, 2000, compared to $10.2 million for 1999 and $4.4 million for 1998. Cash used in operations in all years resulted primarily from net losses, as adjusted for non-cash expenses. Other significant changes to working capital in 2000 included a net $2.2 million pay down of accounts payable and $1.3 million growth in other assets, offset in part by the net collection of accounts and royalties receivable and growth in accrued liabilities.

     We used $64.2 million in net cash for investing activities for the year ended December 31, 2000, compared to $30.8 million in 1999 and $3.0 million net cash provided by investing activities in 1998. Our investing activities consisted primarily of purchases and sales of short-term investments and purchases of property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

     Net cash provided by financing activities was $84.8 million for the year ended December 31, 2000, reflecting the receipt of net proceeds from the company's follow-on public stock offering. Cash provided by financing activities was $57.5 million in 1999, reflecting the $53.2 million of net proceeds from the company's IPO and borrowings under a short-term convertible note payable. Cash provided by financing activities was $1.0 million in 1998, due primarily to the sale of preferred stock.

     Capital expenditures were $9.4 million, $4.6 million and $442,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Our capital expenditures include leasehold improvements and purchases of property and equipment, primarily computer equipment, software and furniture for our growing employee base and expanding operations infrastructure. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses. As a result, we will incur increased rent expense in the future. The move to the new headquarters facility was completed in August 2000 and required a net investment of approximately $3.0 million in leasehold improvements, furniture and equipment. At December 31, 2000, we had no material long-term commitments for capital expenditures.

     Since 1999, we have purchased property and equipment with cash balances. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At December 31, 2000, we had $2.5 million in short and long-term liabilities, of which approximately $1.7 million was deferred rent credits. Approximately $800,000 represents loans and notes payable, consisting primarily of capital lease obligations. These obligations include installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 16.8% and mature between November 2000 and August 2002.

     We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion of our sales force, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If we seek to raise additional funds, we may not be able to obtain funds on terms which are favorable or otherwise acceptable to us. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then existing stockholders would be reduced.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Through December 31, 2000, substantially all of our recognized revenues were denominated in United States dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

     Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We believe that a 10% decline in the average yield of our investments would adversely impact our net interest income. We do not believe, however, that a 10% decline would have a material adverse effect on our overall results of operations or cash flows. We do not have any derivative financial instruments.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2000. The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

     The financials statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

     2. Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required. The information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto included in this report.

     3. Exhibits

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
   2.1**    Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions,
            Inc., Kentucky Acquisition Corporation and Knowledge
            Discovery One, Inc.
  3.1****   Amended and Restated Certificate of Incorporation.
   3.2*     Amended and Restated Bylaws.
   4.1*     Amended and Restated Investor Rights Agreement, dated
            December 18, 1997, among Net Perceptions, Inc. and the
            investors and founders named therein, as amended.
   4.2**    Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein.

 .3*     4   Specimen common stock certificate.
  10.1*     Form of Indemnification Agreement entered into between Net
            Perceptions, Inc. and its directors and officers.
  10.2*     1996 Stock Plan.
  10.3*     1999 Equity Incentive Plan.
  10.4*     1999 Non-Employee Director Option Plan.
  10.5*     Employee Stock Purchase Plan.
  10.6*+    License Agreement between Net Perceptions, Inc. and Regents
            Of the University of Minnesota, dated July 31, 1996.
  10.7*+    Amendment to License Agreement between Net Perceptions, Inc.
            and Regents of the University of Minnesota, dated October
            13, 1997.
  10.8**    Knowledge Discovery One, Inc. 1996 Stock Option/Stock
            Issuance Plan.
  10.9***   Office Lease Agreement between DRF Holding LLC and Net
            Perceptions, Inc. dated April 5, 2000.
  10.10*    2000 Stock Plan
  10.11*    Change in Control Severance Plan and Summary Plan
            Description.
  21.++     List of Subsidiaries.
  23.1++    Consent of PricewaterhouseCoopers LLP, independent
            accountants.

-------------------------

* Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

** Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

*** Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781)

**** Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

++   Filed herewith.

+ Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

(B) Reports on Form 8-K

     During the fourth quarter of 2000 the Company filed a Current Report on Form 8-K on the following dates: October 20, 25, 26 and December 28, 2000, all of which incorporated by reference Company press releases. The Current Report on Form 8-K filed October 20, 2000 reported certain steps taken by the company to reduce costs, including a work force reduction. The Current Report on Form 8-K filed on October 25 reported the Company's financial results for the third quarter of 2000. The Current Reports on Form 8-K filed on October 26, 2000 and December 28, 2000 reported the Company's financial expectations for the fourth quarter of 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             NET PERCEPTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statement of Stockholder's Equity and
  Comprehensive Income (Loss)...............................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to the Consolidated Financial Statements..............  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Net Perceptions, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 26, 2001, except as to Note 14 which is as of March 22, 2001

                             NET PERCEPTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 16,396   $ 17,457
  Short-term investments....................................    52,484     19,397
  Accounts receivable, net..................................     6,449      7,663
  Royalties receivable, net.................................       671      1,135
  Prepaid expenses and other current assets.................     1,729      1,373
                                                              --------   --------
          Total current assets..............................    77,729     47,025
Marketable securities.......................................    27,356      6,317
Investment in joint venture.................................        --        197
Property and equipment, net.................................    12,760      4,749
Goodwill and other intangible assets, net...................    92,194         --
Other assets................................................     1,795        460
                                                              --------   --------
          Total assets......................................  $211,834   $ 58,748
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,426   $  2,550
  Accrued expenses..........................................     5,614      3,296
  Deferred revenue..........................................     3,743      3,336
  Current portion of long-term liabilities..................       582        471
                                                              --------   --------
          Total current liabilities.........................    11,365      9,653
Long-term liabilities, net of current portion...............     1,951        707
                                                              --------   --------
          Total liabilities.................................    13,316     10,360
                                                              --------   --------
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
  Preferred stock -- $.0001 par value; 5,000,000 shares
     authorized; no shares issued or outstanding............        --         --
  Common stock -- $.0001 par value; 100,000,000 shares
     authorized; 26,870,416 and 22,025,716 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................         2          2
  Additional paid-in capital................................   274,458     71,231
  Accumulated other comprehensive income (loss).............       361        (89)
  Accumulated deficit.......................................   (76,303)   (22,756)
                                                              --------   --------
          Total stockholders' equity........................   198,518     48,388
                                                              --------   --------
          Total liabilities and stockholders' equity........  $211,834   $ 58,748
                                                              ========   ========

        See accompanying notes to the consolidated financial statements.

                             NET PERCEPTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     2000           1999           1998
                                                  -----------    -----------    ----------
Revenues:
  Product.......................................  $    25,087    $    11,408    $    3,955
  Service and maintenance.......................       11,501          3,721           522
                                                  -----------    -----------    ----------
          Total revenues........................       36,588         15,129         4,477
                                                  -----------    -----------    ----------
Cost of revenues:
  Product.......................................        1,807            286            52
  Service and maintenance.......................       10,691          2,735           373
                                                  -----------    -----------    ----------
          Total cost of revenues................       12,498          3,021           425
                                                  -----------    -----------    ----------
Gross margin....................................       24,090         12,108         4,052
                                                  -----------    -----------    ----------
Operating expenses:
  Sales and marketing...........................       25,589         12,883         5,238
  Research and development......................       19,354          8,625         2,372
  General and administrative....................       11,146          4,005         1,474
  Lease abandonment expense.....................        1,250             --            --
  Amortization of intangibles...................       25,394             --            --
                                                  -----------    -----------    ----------
          Total operating expenses..............       82,733         25,513         9,084
                                                  -----------    -----------    ----------
Loss from operations............................      (58,643)       (13,405)       (5,032)
                                                  -----------    -----------    ----------
Other income (expense):
  Interest income...............................        5,851          1,841           197
  Interest expense..............................         (160)          (212)          (89)
  Other expense.................................         (595)          (263)          (44)
                                                  -----------    -----------    ----------
          Total other income, net...............        5,096          1,366            64
                                                  -----------    -----------    ----------
Net loss........................................  $   (53,547)   $   (12,039)   $   (4,968)
                                                  ===========    ===========    ==========
Basic and diluted net loss per share............  $     (2.12)   $     (0.78)   $    (1.40)
                                                  ===========    ===========    ==========
Shares used in computing basic and diluted net
  loss per share................................   25,209,152     15,402,419     3,545,516
                                                  ===========    ===========    ==========

        See accompanying notes to the consolidated financial statements.

                             NET PERCEPTIONS, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      SERIES B              SERIES C
                                     CONVERTIBLE           CONVERTIBLE
                                   PREFERRED STOCK       PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                                 -------------------   -------------------   ---------------   -------------------    PAID-IN
                                   SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL
                                 ----------   ------   ----------   ------   ------   ------   ----------   ------   ----------
Balance, December 31, 1997.....   3,864,736    $--      3,919,224    $--       --      $--      6,277,392    $  1     $  9,627
Exercise of stock options......          --     --             --     --       --       --        355,916      --           54
Compensation relating to stock
 options.......................          --     --             --     --       --       --             --      --          366
Sale of Series C Preferred
 Stock, net of $9 issuance
 costs.........................          --     --        716,610     --       --       --             --      --        1,090
Net loss.......................          --     --             --     --       --       --             --      --           --
                                 ----------    ---     ----------    ---       --      ---     ----------    ----     --------
Balance, December 31, 1998.....   3,864,736     --      4,635,834     --       --       --      6,633,308       1       11,137
Conversion of preferred stock
 to common stock...............  (3,864,736)    --     (4,635,834)    --       --       --     10,668,700       1          650
Proceeds from initial public
 offering, net of $5,543
 offering costs................          --     --             --     --       --       --      4,197,500      --       53,213
Conversion of note payable to
 common stock..................          --     --             --     --       --       --        290,911      --        4,073
Exercise of common stock
 warrant.......................          --     --             --     --       --       --         10,565      --           16
Issuance of common stock under
 employee stock purchase
 plan..........................          --     --             --     --       --       --         42,384      --          505
Exercise of stock options......          --     --             --     --       --       --        287,984      --          169
Repurchase of unvested common
 stock.........................          --     --             --     --       --       --       (105,636)     --          (27)
Compensation relating to stock
 options.......................          --     --             --     --       --       --             --      --        1,495
Unrealized loss on
 available-for-sale
 investments...................          --     --             --     --       --       --             --      --           --
Net loss.......................          --     --             --     --       --       --             --      --           --
                                 ----------    ---     ----------    ---       --      ---     ----------    ----     --------
Balance, December 31, 1999.....          --     --             --     --       --       --     22,025,716       2       71,231
Issuance of common stock for
 acquisition of Knowledge
 Discovery One, Inc., net of
 $2,175 acquisition costs......          --     --             --     --       --       --      1,969,630      --      115,640
Proceeds from follow-on public
 offering, net of $5,853
 offering costs................          --     --             --     --       --       --      2,000,000      --       84,647
Issuance of common stock under
 employee stock purchase
 plan..........................          --     --             --     --       --       --        215,863      --        1,174
Exercise of stock options......          --     --             --     --       --       --        764,633      --          779
Repurchase of unvested common
 stock.........................          --     --             --     --       --       --       (105,426)     --          (65)
Compensation relating to stock
 options.......................          --     --             --     --       --       --             --      --        1,052
Change in unrealized gain
 (loss) on available-for-sale
 investments...................          --     --             --     --       --       --             --      --           --
Net loss.......................          --     --             --     --       --       --             --      --           --
                                 ----------    ---     ----------    ---       --      ---     ----------    ----     --------
Balance, December 31, 2000.....          --    $--             --    $--       --      $--     26,870,416    $  2     $274,458
                                 ==========    ===     ==========    ===       ==      ===     ==========    ====     ========


                                  ACCUMULATED
                                     OTHER                         TOTAL       COMPREHENSIVE
                                 COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'      INCOME
                                 INCOME(LOSS)      DEFICIT        EQUITY          (LOSS)
                                 -------------   -----------   -------------   -------------
Balance, December 31, 1997.....      $ --         $ (5,749)      $  3,879
Exercise of stock options......        --               --             54
Compensation relating to stock
 options.......................        --               --            366
Sale of Series C Preferred
 Stock, net of $9 issuance
 costs.........................        --               --          1,090
Net loss.......................        --           (4,968)        (4,968)       $ (4,968)
                                     ----         --------       --------        --------
Balance, December 31, 1998.....        --          (10,717)           421        $ (4,968)
                                                                                 ========
Conversion of preferred stock
 to common stock...............        --               --            651
Proceeds from initial public
 offering, net of $5,543
 offering costs................        --               --         53,213
Conversion of note payable to
 common stock..................        --               --          4,073
Exercise of common stock
 warrant.......................        --               --             16
Issuance of common stock under
 employee stock purchase
 plan..........................        --               --            505
Exercise of stock options......        --               --            169
Repurchase of unvested common
 stock.........................        --               --            (27)
Compensation relating to stock
 options.......................        --               --          1,495
Unrealized loss on
 available-for-sale
 investments...................       (89)              --            (89)       $    (89)
Net loss.......................        --          (12,039)       (12,039)        (12,039)
                                     ----         --------       --------        --------
Balance, December 31, 1999.....       (89)         (22,756)        48,388        $(12,128)
                                                                                 ========
Issuance of common stock for
 acquisition of Knowledge
 Discovery One, Inc., net of
 $2,175 acquisition costs......        --               --        115,640
Proceeds from follow-on public
 offering, net of $5,853
 offering costs................        --               --         84,647
Issuance of common stock under
 employee stock purchase
 plan..........................        --               --          1,174
Exercise of stock options......        --               --            779
Repurchase of unvested common
 stock.........................        --               --            (65)
Compensation relating to stock
 options.......................        --               --          1,052
Change in unrealized gain
 (loss) on available-for-sale
 investments...................       450               --            450        $    450
Net loss.......................        --          (53,547)       (53,547)        (53,547)
                                     ----         --------       --------        --------
Balance, December 31, 2000.....      $361         $(76,303)      $198,518        $(53,097)
                                     ====         ========       ========        ========

        See accompanying notes to the consolidated financial statements.

                             NET PERCEPTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999      1998
                                                              ---------   --------   -------
Cash flows from operating activities:
  Net loss..................................................  $ (53,547)  $(12,039)  $(4,968)
  Reconciliation of net loss to net cash used by operating
    activities:
    Depreciation and amortization...........................     29,975        826       284
    Provision for doubtful accounts.........................      2,073        534       294
    Lease abandonment expense...............................      1,250         --        --
    Compensation expense related to stock options...........      1,052      1,495       366
    Loss on disposal of assets..............................         23         --        --
    Equity in losses of joint venture.......................        197        197        --
    Changes in assets and liabilities excluding effect of
      business combination:
       Accounts receivable..................................        278     (5,028)   (3,299)
       Royalties receivable.................................        464       (922)     (213)
       Prepaid expenses and other current assets............       (177)      (781)       (9)
       Other assets.........................................     (1,314)      (338)      (79)
       Accounts payable.....................................     (2,167)     2,294       (24)
       Accrued expenses.....................................        663      1,959     1,188
       Deferred revenue.....................................       (110)     1,229     2,026
       Other long-term liabilities..........................       (340)       325        --
                                                              ---------   --------   -------
         Net cash used by operating activities..............    (21,680)   (10,249)   (4,434)
                                                              ---------   --------   -------
Cash flows from investing activities:
  Purchases of short-term investments and marketable
    securities..............................................   (136,853)   (26,803)       --
  Sales and maturities of short-term investments and
    marketable securities...................................     83,177      1,000     3,439
  Investment in joint venture...............................         --       (394)       --
  Purchases of property and equipment.......................     (9,390)    (4,556)     (442)
  Net cash paid in acquisition, net of cash acquired........     (1,156)        --        --
                                                              ---------   --------   -------
         Net cash (used) provided by investing activities...    (64,222)   (30,753)    2,997
                                                              ---------   --------   -------
Cash flows from financing activities:
  Proceeds from public stock offerings, net of offering
    costs of $5,853 and $5,543 in 2000 and 1999,
    respectively............................................     84,647     53,213        --
  Proceeds from borrowings under notes payable..............         --      4,000        --
  Proceeds from sale of preferred stock.....................         --         --     1,090
  Proceeds from issuance of stock under employee stock
    purchase plan...........................................      1,174        505        --
  Proceeds from exercise of stock options and warrants, net
    of stock repurchases....................................        714        159        54
  Repayment of acquired entity bank loan....................     (1,000)        --        --
  Principal payments under capital lease obligations and
    notes payable...........................................       (694)      (390)     (142)
                                                              ---------   --------   -------
         Net cash provided by financing activities..........     84,841     57,487     1,002
                                                              ---------   --------   -------
Net (decrease) increase in cash and cash equivalents........     (1,061)    16,485      (435)
Cash and cash equivalents at beginning of year..............     17,457        972     1,407
                                                              ---------   --------   -------
Cash and cash equivalents at end of year....................  $  16,396   $ 17,457   $   972
                                                              =========   ========   =======
Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of common stock for acquisition of Knowledge
    Discovery One, Inc. ....................................  $ 117,815   $     --   $    --
  Conversions of preferred stock to common stock............         --        651        --
  Conversion of note payable to common stock................         --      4,073        --
  Capital lease obligations incurred........................         --         --       472
  Insurance policy financed with note payable...............         --        450        --
Supplemental schedule of cash activity:
  Interest paid.............................................        160        123        91

        See accompanying notes to the consolidated financial statements.

                             NET PERCEPTIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 1.  ORGANIZATION

     Net Perceptions, Inc. (the "Company" or "Net Perceptions") was incorporated in Delaware on July 3, 1996. Net Perceptions develops and markets software that integrates and analyzes information about customers, products and promotional activity, enabling customers to improve their marketing, merchandising and advertising effectiveness. The Company's solutions harness the power of advanced data mining, reporting and campaign management capabilities to recommend specific actions intended to increase the profitability of marketers and merchants. The Company's solutions extract data from existing customer business applications, as well as a variety of e-commerce, call center, campaign management, ERP and point-of-sale systems.

     Sales to customers located outside of the United States totaled 22%, 16% and 13% of total revenues in 2000, 1999 and 1998, respectively. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 2000, 1999 or 1998.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries operating in six foreign countries. All significant inter-company accounts and transactions have been eliminated. Revenues and identifiable assets attributable to the Company's foreign subsidiaries were less than 10% of their respective totals. The equity method of accounting is used to account for the Company's equity investment in a Japanese joint venture (see Note 9).

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Revenue recognition

     Net Perceptions recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company derives revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training, consulting, data warehousing and application provider services.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     In software arrangements that include multiple elements (e.g., software products, and/or maintenance or services), the Company allocates the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and service elements, as determined by vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. In software arrangements in which the Company does not have vendor-specific objective evidence, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered.

     Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company implementation obligations remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If the Company does not consider collection to be probable, then revenues are recognized when the fee is collected.

     Revenues allocable to maintenance are recognized on a straight-line basis over the periods in which it is provided. The Company evaluates arrangements that include professional services to determine whether those services are essential to the functionality of other elements of the arrangement. If professional services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage-of-completion basis. When the Company does not consider the professional services to be essential, revenues allocable to the services are recognized as they are performed.

     License revenues related to license terms less than twenty-four months are recognized ratably over the term of the license period. When we offer our products on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

     The allowance for doubtful accounts was $1,594, $672 and $300 at December 31, 2000, 1999 and 1998, respectively.

Concentrations of credit risk and significant customers

     Financial instruments that potentially subject Net Perceptions to credit risk consist primarily of accounts receivable. Net Perceptions grants credit to customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations are performed. One customer accounted for 11% of total 2000 revenues and three customers accounted for 41%, 16% and 11% of total accounts receivable at December 31, 2000. One customer accounted for 11% of total 1999 revenues and another customer accounted for 22% of total accounts receivable at December 31, 1999. There were no customers in 1998 that exceeded 10% of total revenues or 10% of total receivables at December 31, 1998. Royalties receivable are from the same customer at both December 31, 2000 and 1999.

Cash equivalents, short-term investments and marketable securities

     Cash equivalents, short-term investments and marketable securities consist principally of commercial paper, government agency notes and money market funds. Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of 90 days or less. The Company determines the appropriate classification of short-term investments and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2000, all of the Company's short-term investments and marketable securities were classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of stockholders' equity.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Fair value of financial instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2000 and 1999.

Property and equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets or the underlying lease term (in the case of leasehold improvements and capital lease equipment). Estimated useful lives generally range from three to ten years.

Impairment of long-lived assets

     The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and goodwill, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," warrant adjustments to such carrying amounts. In reviewing the carrying values of property and equipment, identifiable intangible assets and goodwill, the Company considers, among other things, the future cash flows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Goodwill recorded from the KD1 acquisition in February 2000, is evaluated at the enterprise level. At this time, future cash inflows exceed future cash outflows; thus, no impairment loss has been recognized.

Other assets

     Other assets consist primarily of capital and operating lease deposits and long-term interest receivable.

Research and development

     Research and development expenditures, which include software development costs, are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which Net Perceptions defines as the completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Income taxes

     Net Perceptions calculates income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Income taxes are deferred for all temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred taxes are recorded using the enacted tax rates scheduled by tax law to be in effect when the temporary differences are expected to settle or be realized. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is considered uncertain.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Advertising expense

     Net Perceptions recognizes advertising expense as incurred. Advertising expense has been insignificant since inception.

Net loss per share

     Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 86,658, 818,681 and 2,270,370 shares at December 31, 2000, 1999 and 1998, respectively (see Note 8). Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented.

Foreign currency translation

     All assets and liabilities of the Company's foreign subsidiaries and affiliates are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. The functional currency for each of the Company's foreign subsidiary and affiliate is the respective local currency. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of operations and are not significant.

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

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation of No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Recently issued accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for the Company beginning January 1, 2001. Because Net Perceptions does not hold any derivatives, the Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 3.  FINANCIAL STATEMENT COMPONENTS

     Property and equipment consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Computer hardware...........................................  $ 8,173   $ 2,561
Leasehold improvements......................................    3,669     1,223
Purchased computer software.................................    2,097       908
Furniture, fixtures and equipment...........................    3,183     1,255
                                                              -------   -------
                                                               17,122     5,947
Less: Accumulated depreciation and amortization.............   (4,362)   (1,198)
                                                              -------   -------
                                                              $12,760   $ 4,749
                                                              =======   =======

     Property and equipment include assets under capital leases of $1,913 and $1,001 at December 31, 2000 and 1999.

     Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Accrued wages and benefits..................................  $2,653   $1,650
Accrued lease abandonment costs.............................     877       --
Other accrued expenses......................................   2,084    1,646
                                                              ------   ------
                                                              $5,614   $3,296
                                                              ======   ======

 4.  ACQUISITION OF KNOWLEDGE DISCOVERY ONE

     In February 2000, the Company acquired Knowledge Discovery One, Inc. ("KD1"), a leading developer and marketer of advanced data analysis solutions for multi-channel retailers. In this transaction, Net Perceptions acquired all of the outstanding securities of KD1 in exchange for 1,969,630 shares of common stock and KD1 became a wholly owned subsidiary. The value of the Company's common stock issued for the KD1 acquisition was determined by the average of the Company's stock price over a period ending shortly before the announcement of the acquisition. The Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 265,514 shares of its common stock for issuance upon the exercise of these options.

     The KD1 acquisition was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities at their fair market values as of the transaction closing date, and the Company's consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively, and net assumed liabilities of approximately $940. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of three to four years.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of the periods presented:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
                                                             (UNAUDITED)   (UNAUDITED)
Total revenues.............................................   $ 37,052      $ 18,644
Net loss...................................................   $(58,906)     $(50,561)
Net loss per share.........................................   $  (2.31)     $  (2.91)

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

 5.  INCOME TAXES

     For income tax purposes, Net Perceptions has available net operating loss carry-forwards of approximately $45,000 and research and development credit carry-forwards of $195 at December 31, 2000. The net operating loss and research and development credit carry-forwards expire in 2011 through 2020 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on future changes in ownership of Net Perceptions pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements as their utilization is considered uncertain based on the weight of available information. Historically, the effective tax benefit rate differs from the statutory federal tax benefit rate of 35% primarily due to state income taxes. For the year ended December 31, 2000, the effective tax benefit rate differs from the statutory federal tax benefit rate of 35% primarily due to nondeductible goodwill amortization and state income taxes.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Net Perceptions' deferred tax assets (liabilities) are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Deferred tax assets:
  Net operating loss carry-forwards.........................  $ 16,200   $ 6,156
  Research and development credit carry-forwards............       195       140
  Accrued vacation and other current liabilities............     1,805       664
  Accounts receivable allowance.............................       622       262
                                                              --------   -------
     Total deferred tax assets..............................    18,822     7,222
Valuation allowance.........................................   (18,822)   (7,222)
                                                              --------   -------
     Total net deferred income taxes........................  $     --   $    --
                                                              ========   =======

 6.  TECHNOLOGY LICENSE

     In July 1996, Net Perceptions entered into a license agreement with the University of Minnesota. Under the terms of the agreement, Net Perceptions received a worldwide license to use and sell certain information and intellectual property rights relating to an information filtering technique developed by the University of Minnesota. Net Perceptions has further developed this technology. The license

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

agreement ends upon the expiration of the legal life of the patents underlying the technology or invalidation of the licensed technology by other third-party patents. The license may also be terminated by Net Perceptions with a sixty-day notice and by the University of Minnesota if Net Perceptions has a material breach or default of the terms of the agreement.

     In October 1997, Net Perceptions entered into an amendment to the July 1996 license agreement whereby Net Perceptions obtained all rights and licenses relating to improvements resulting from continued research by the University of Minnesota relating to the information filtering technology. Net Perceptions paid the University of Minnesota $20 of research and development fees in October 1999, 1998 and 1997 for academic years 1998 through 2000. In 2000, 1999 and 1998, research and development expenses of $15, $20 and $20, respectively, were recognized under this agreement.

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

 7.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Capital leases..............................................  $  682    $  534
Note payable................................................      94       319
Deferred rent...............................................   1,757       325
                                                              ------    ------
                                                               2,533     1,178
Less: Current portion.......................................    (582)     (471)
                                                              ------    ------
                                                              $1,951    $  707
                                                              ======    ======

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Capital leases

     Net Perceptions has maintained lease lines of credit with leasing companies for the acquisition of property and equipment under capital lease arrangements. The lease lines of credit expired on December 31, 1999. Existing borrowings bear interest at 14.4% to 16.8% and are due in varying monthly installments through August 2002. As of December 31, 2000 and 1999, $1,913 and $1,001, respectively, had been drawn on the lease line of credit, exclusive of any repayments. Future minimum payments are as follows:

YEAR ENDING DECEMBER 31,
  2001..................................................  $ 555
  2002..................................................    223
                                                          -----
  Total minimum lease payments..........................    778
  Less: interest........................................    (96)
                                                          -----
  Present value of net minimum lease payments...........    682
  Less: Current portion.................................   (488)
                                                          -----
  Net long-term capital lease liability.................  $ 194
                                                          =====

Note payable

     In June 1999, the Company financed a multi-year directors' and officers' insurance policy with a $450 note payable. The note bears interest at 6.0% and is due in 24 monthly installments of $20, including interest.

 8.  STOCKHOLDERS' EQUITY

     Net Perceptions is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2000, the total number of shares that Net Perceptions was authorized to issue was 105,000,000 shares, of which 100,000,000 were common stock and 5,000,000 were preferred stock. The company has completed two public stock offerings. In March 2000, the Company completed a follow-on public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84,647 in net proceeds after payment of underwriting discounts, commissions and offering expenses. In April and May 1999, the Company completed an initial public offering ("IPO"), selling 4,197,500 shares of common stock at a price of $14 per share, including 547,500 shares sold pursuant to the exercise of an over-allotment option, raising a total of $53,213 in net proceeds after payment of underwriting discounts, commissions and offering expenses.

Preferred stock

     There was no preferred stock outstanding at December 31, 2000 or December 31, 1999. All shares of the Company's preferred stock outstanding at December 31, 1998 (10,668,700 shares) were converted to common stock in connection with Net Perceptions' April 1999 IPO. Shares of the Company's preferred stock were convertible, at the option of the holder, into common stock on a share for share basis, included voting rights and provided for certain preferential dividend, liquidation, redemption and other rights.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Stock warrant

     In October 1997, Net Perceptions issued a warrant to purchase Series C Preferred Stock to a bank pursuant to a business loan agreement that expired in 1998. The warrant was for shares of Series C Preferred Stock at $1.535 per share, but converted to a warrant for shares of common stock upon the closing of the IPO in April and May 1999. The warrant had a nominal value on the date of issuance and was exercised in August 1999.

Common stock

     Total shares of common stock outstanding at December 31, 2000 were 26,870,416, of which 86,658 are subject to a repurchase option, which is at Net Perceptions' discretion, at the original sale price in the event the employee holding the shares leaves Net Perceptions. In general, Net Perceptions' repurchase option expires to the extent of 25% of the applicable shares after the first year of service and then in equal amounts over the next 36 months. The remaining repurchase option on shares of common stock, including common stock underlying unexercised stock options may lapse in the event of a change in control.

Loan converted to common stock

     In February 1999, a foreign corporate investor loaned $4,000 to Net Perceptions at an interest rate of 8%. The note and accrued interest were converted into 290,911 shares of unregistered common stock in April 1999 in connection with Net Perceptions' IPO at a conversion price equal to the IPO offering price of $14 per share.

Stock option plans

     In April 2000, Net Perceptions' Board of Directors adopted the 2000 Stock Plan (the "2000 Plan"), which provides for the issuance of nonqualified stock options to employees who are not officers. The options allow the holder to purchase shares of Net Perceptions' common stock at fair market value on the date of the grant. During fiscal year 2000, 442,784 options were granted under the 2000 Plan. The total number of options available for future grant under the 2000 Plan is 150,284. Stock options granted under the 2000 Plan typically vest over four years and generally expire ten years from the date of grant.

     In February 1999, Net Perceptions' Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan"), which provides for the issuance of both incentive and nonqualified stock options. The options allow the holder to purchase shares of Net Perceptions' common stock at fair market value on the date of the grant, subject to certain repurchase rights held by Net Perceptions. In general, common stock underlying options are subject to repurchase by Net Perceptions at the original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service and then expires ratably over the next 36 months. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2000, 2,286,903 options were granted under the 1999 Plan. The total number of options available for future grant under the 1999 Plan is 670,732. On January 1, 2001 and 2002, the number of options available for future grant under the 1999 Plan will, in accordance with the terms of the 1999 Plan be increased automatically by 5% of the total number of shares of common stock then outstanding or, if less, by 1,500,000 shares. Stock options granted under the 1999 Plan typically vest over four years and generally expire ten years from the date of grant.

     In February 1999, Net Perceptions' Board of Directors adopted the 1999 Non-Employee Director Option Plan (the "1999 Non-Employee Plan") under which both incentive and nonqualified stock

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

options are granted to non-employee directors of the Company. Under the 1999 Non-Employee Plan, 30,000 and 20,000 options were granted in fiscal year 2000 and 1999, respectively. As of December 31, 2000, 450,000 options were available for future grant under the 1999 Non-Employee Plan. Stock options granted under the 1999 Non-Employee Plan typically become exercisable over a two-year period after issuance and expire ten years from the date of grant.

     Compensation related to accelerated vesting of stock options was $427 in 2000. Compensation related to stock options granted in 1999 and 1998 below fair market value was $2,826. Such compensation is considered deferred compensation and amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense related to stock options granted below fair market value was $625, $1,495 and $366 in fiscal years 2000, 1999 and 1998, respectively. With respect to options granted through December 31, 2000, stock compensation expense of approximately $285, $92 and $1 will be recognized in fiscal years 2001, 2002 and 2003, respectively.

     Stock compensation expense recorded in the functional expense categories within operating expenses in 2000, 1999 and 1998, was allocated as follows:

                                                               2000     1999    1998
                                                              ------   ------   ----
Sales and marketing.........................................  $  516   $  784   $258
Research and development....................................     459      431     58
General and administrative..................................      77      280     50
                                                              ------   ------   ----
                                                              $1,052   $1,495   $366
                                                              ======   ======   ====

     A summary of activity of the Company's stock option plans is presented below:

                                                  YEARS ENDING DECEMBER 31,
                             -------------------------------------------------------------------
                                     2000                    1999                   1998
                             ---------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                             ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.....................   2,548,766    $ 8.04    1,400,564    $ 0.52      630,000    $0.12
Granted....................   2,759,687     19.97    1,524,986     13.67    1,204,564     0.61
KD1 options assumed........     265,514      2.31           --        --           --       --
Exercised..................    (764,633)     1.02     (271,984)     0.62     (371,916)    0.16
Canceled...................  (1,357,172)    19.49     (104,800)     8.84      (62,084)    0.16
                             ----------    ------    ---------    ------    ---------    -----
Outstanding at end of
  year.....................   3,452,162    $14.16    2,548,766    $ 8.04    1,400,564    $0.52
                             ==========    ======    =========    ======    =========    =====

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 -----------------------------------------------   ----------------------------
                             WEIGHTED-AVERAGE
   RANGE OF                     REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
EXERCISE PRICES   SHARES     CONTRACTUAL LIFE    EXERCISE PRICE     SHARES      EXERCISE PRICE
---------------  ---------   ----------------   ----------------   ---------   ----------------
 $0.13 -  $0.98    381,152         7.19              $ 0.51          381,152        $ 0.51
 $1.08 -  $2.88    387,616         9.61              $ 2.65           69,616        $ 1.64
 $3.00 -  $3.56    638,294         9.79              $ 3.55           25,478        $ 3.19
 $4.00 - $11.00    346,926         8.49              $ 5.78          264,071        $ 6.02
$12.06 - $14.00    400,277         8.80              $13.25          255,554        $13.92
$15.50 - $15.94    385,229         9.23              $15.63          104,243        $15.75
$16.19 - $21.50    355,026         9.11              $19.68           59,453        $17.71
$22.25 - $46.88    401,061         9.13              $42.26           49,132        $38.29
$49.00 - $57.33    156,581         9.05              $49.95           41,454        $50.36
                 ---------         ----              ------        ---------        ------
                 3,452,162         8.99              $14.16        1,250,153        $ 9.61
                 =========         ====              ======        =========        ======

     At December 31, 2000, 765,279 outstanding options are subject to certain repurchase rights by the Company.

     For the purposes of the SFAS No. 123 pro forma disclosures below, the estimated fair value of the options is amortized to expense over the four year repurchase period of the common stock underlying the related options. Had compensation cost for Net Perceptions' stock plan been determined based on the minimum value at the grant date for awards during 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, Net Perceptions' net loss and basic and diluted net loss per share for fiscal years 2000, 1999 and 1998 would have been the pro forma amounts indicated below:

                                                            2000        1999       1998
                                                          --------    --------    -------
Net loss:
  As reported...........................................  $(53,547)   $(12,039)   $(4,968)
  Pro forma.............................................   (61,148)    (12,202)    (4,979)
Basic and diluted net loss per share:
  As reported...........................................  $  (2.12)   $  (0.78)   $ (1.40)
  Pro forma.............................................     (2.43)      (0.79)     (1.40)

     The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 0% for all years; risk-free interest rates of 6.1%, 5.8% and 5.4%; expected lives of 5 years, and volatility factors of 90% in 2000 and 66% in 1999 for grants after the April 1999 IPO. Volatility factors were not used for periods prior to the IPO as this factor is not applicable to non-public companies for these fair value calculations. The weighted-average fair value of options granted during 2000, 1999 and 1998 using the Black-Scholes option-pricing model was $14.60, $8.24 and $1.56 per share, respectively.

Employee Stock Purchase Plan

     In February 1999, Net Perceptions' board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"). The initial number of shares of common stock reserved for issuance under the Purchase Plan was 1,000,000. Each year, beginning January 1, 2000 and ending January 1, 2002, the

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

number of shares of common stock reserved for issuance under the Purchase Plan will, in accordance with the terms of the Purchase Plan, be increased automatically by the lesser of 2% of the total number of outstanding common shares then outstanding or 300,000 shares. Accordingly, the number of shares of common stock reserved for issuance under the Purchase Plan increased by 300,000 shares in 2000 and was 1,300,000 at December 31, 2000. During 2000 and 1999, 215,863 and 42,384 shares, respectively, were issued under the Purchase Plan.

Stock split

     On March 22, 1999, Net Perceptions' board of directors authorized a 2-for-1 stock split of the then issued and outstanding capital stock. All references to common stock amounts and preferred stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

9.  JOINT VENTURE

     In July 1999, Net Perceptions entered into a joint venture agreement under which the Company and three other companies formed NPJ for the purpose of distributing Net Perceptions' and other non-competing software products in Japan. Under the agreement, Net Perceptions contributed capital of $394 for a 45% interest in the joint venture. Net Perceptions accounts for this joint venture investment using the equity method of accounting, records its share of income or loss in the income statement and correspondingly adjusts the carrying value of the investment. In 2000 and 1999, the Company recorded its 45% share of losses in NPJ, which were $197 in each year, effectively writing off the original capital investment in 2000. Management has no obligation or intent to further fund NPJ.

10.  OPERATING LEASES

     Net Perceptions has entered into operating lease commitments for its office space. Minimum future lease payments due under the agreements are as follows:

               YEAR ENDING DECEMBER 31,
               ------------------------
  2001.................................................  $ 4,284
  2002.................................................    4,241
  2003.................................................    4,307
  2004.................................................    3,533
  2005.................................................    3,483
  2006 and after.......................................   15,317
                                                         -------
                                                         $35,165
                                                         =======

     Rent expense totaled $2,333, $847 and $214 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.  401(k) PLAN

     Net Perceptions has a 401(k) employee retirement plan under which eligible employees may contribute up to 20% of their annual compensation, subject to certain limitations. Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, Net Perceptions matching contributions. Net Perceptions has not made any such matching contributions.

                             NET PERCEPTIONS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.  SEGMENT DATA

     Net Perceptions operates in one segment, selling software products and related services. The Company's chief operating decision maker evaluates revenue and profitability performance on an enterprise-wide basis to make operating and strategic decisions. Approximately 70% of product and service revenues in fiscal year 2000 were attributable to the Net Perceptions for E-commerce and Net Perceptions Recommendation Engine software products. Service revenues in 2000 were derived principally from implementation and support of the Company's software products.

     In addition, the Company does not allocate operating expenses to any segments, nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

13. RELATED PARTY TRANSACTION

     In December 2000, Net Perceptions entered into a full recourse secured promissory note and security agreement with an officer. Under the terms of the agreement, up to $300,000 will be loaned to the officer prior to April 15, 2001 solely to pay federal income tax owed by the officer in connection with the officer's exercise in March 2000 of an option to purchase shares of the Company's stock. Amounts outstanding under the note shall bear interest at 8% per annum and are secured by 33,000 shares of the Company's stock held by the officer and pledged to the Company.

     Principal and interest owed by the officer shall be forgiven if the officer's employment is terminated other than voluntarily or for cause, or if there is a change in control of the Company as defined in the agreement. Additionally, one-third of the original principal and accrued interest will be forgiven for each year that the officer remains continuously employed by the Company subsequent to April 2001. Otherwise, principal and accrued interest are payable by the officer in April 2003.

14. SUBSEQUENT EVENT

     In March 2001, the Company announced a plan for restructuring. As a result, the Company estimates it will recognize restructuring charges of between $9 and $11 million during the first quarter of 2001 for costs associated with a 46% workforce reduction, consolidation of Company facilities and other matters in connection with the restructuring.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NET PERCEPTIONS, INC.

                                          By:     /s/ STEVEN J. SNYDER
                                            ------------------------------------
                                            Steven J. Snyder
                                            President and Chief Executive
                                              Officer

Date: April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 2, 2001.

                      SIGNATURE                          TITLE
                      ---------                          -----
                /s/ STEVEN J. SNYDER                     President, Chief Executive Officer, and
-----------------------------------------------------    Director (Principal Executive Officer)
                  Steven J. Snyder

               /s/ THOMAS M. DONNELLY                    Senior Vice President of Finance and
-----------------------------------------------------    Administration, Chief Financial Officer
                 Thomas M. Donnelly                      and Secretary (Principal Financial and
                                                         Accounting Officer)

                  /s/ JOHN T. RIEDL                      Chief Scientist and Director
-----------------------------------------------------
                    John T. Riedl

                /s/ DOUGLAS J. BURGUM                    Director
-----------------------------------------------------
                  Douglas J. Burgum

                 /s/ WILLIAM LANSING                     Director
-----------------------------------------------------
                   William Lansing

                 /s/ ANN L. WINBLAD                      Director
-----------------------------------------------------
                   Ann L. Winblad