Form 10-Q
period 2001-03-31
NET PERCEPTIONS INC
filed 2001-05-15
CIK 1078203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          (MARK ONE)



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM   TO   .





                        COMMISSION FILE NUMBER: 000-25781


                            NET PERCEPTIONS, INC.
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                       41-1844584
      (State or other                                (I.R.S. Employer
      jurisdiction of                             Identification Number)
     incorporation or
       organization)


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

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF APRIL 30, 2001 WAS 27,037,814.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001


                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 2001 and December
           31, 2000                                                             4

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and 2000                                        5

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000                                        6

           Notes to the Consolidated Financial Statements                       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9

  Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk                                                                16

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                   17

  Item 2.  Changes in Securities and Use of Proceeds                           17

  Item 3.  Defaults Upon Senior Securities                                     17

  Item 4.  Submission of Matters to a Vote of Security Holders                 17

  Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                     19

EXHIBIT INDEX                                                                  20

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the heading "Risk Associated With Our Business" and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             NET PERCEPTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              March 31,       December 31,
                                                                2001              2000
------------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  26,535         $  16,396
  Short-term investments                                        60,729            52,484
  Accounts receivable, net                                       2,603             6,449
  Royalties receivable, net                                        617               671
  Prepaid expenses and other current assets                      2,406             1,729
----------------------------------------------------------------------------------------
    Total current assets                                        92,890            77,729

Marketable securities                                               --            27,356
Property and equipment, net                                     11,686            12,760
Goodwill and other intangible assets, net                        9,307            92,194
Other assets                                                     1,339             1,795
----------------------------------------------------------------------------------------
    Total assets                                             $ 115,222         $ 211,834
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $     438         $   1,426
  Accrued expenses                                               6,273             5,614
  Deferred revenue                                               2,468             3,743
  Accrued restructuring costs                                   13,903                --
  Current portion of long-term liabilities                         497               582
----------------------------------------------------------------------------------------
    Total current liabilities                                   23,579            11,365

Long-term liabilities, net of current portion                    1,808             1,951
----------------------------------------------------------------------------------------
    Total liabilities                                           25,387            13,316
----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock                                                       2                 2
  Additional paid-in capital                                   274,576           274,458
  Accumulated other comprehensive income                           354               361
  Accumulated deficit                                         (185,097)          (76,303)
----------------------------------------------------------------------------------------
    Total stockholders' equity                                  89,835           198,518
----------------------------------------------------------------------------------------
    Total liabilities and  stockholders' equity              $ 115,222         $ 211,834
========================================================================================

        See accompanying notes to the consolidated financial statements.

                             NET PERCEPTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                  2001                 2000
-------------------------------------------------------------------------------
                                                 (Unaudited)
Revenues:
  Product                                     $      1,008         $      7,524
  Service and maintenance                            2,233                1,968
-------------------------------------------------------------------------------
    Total revenues                                   3,241                9,492

Cost of revenues:
  Product                                              441                  274
  Service and maintenance                            2,198                1,809
-------------------------------------------------------------------------------
    Total cost of revenues                           2,639                2,083

Gross profit                                           602                7,409

Operating expenses:
  Sales and marketing                                7,970                6,011
  Research and development                           4,033                3,719
  General and administrative                         2,287                2,281
  Lease abandonment expense                            225                   --
  Restructuring charges                             13,920                   --
  Amortization of goodwill and other
    intangibles                                      7,256                3,628
  Impairment of goodwill and other
    intangibles                                     75,298                   --
-------------------------------------------------------------------------------
    Total operating expenses                       110,989               15,639
-------------------------------------------------------------------------------
Loss from operations                              (110,387)              (8,230)

Other income, net                                    1,593                  649
-------------------------------------------------------------------------------
Net loss                                      $   (108,794)        $     (7,581)
===============================================================================

Net loss per share:

Basic and diluted                             $      (4.05)        $      (0.34)

Shares used in computing basic and
  diluted net loss per share                    26,844,380           22,499,002
===============================================================================

        See accompanying notes to the consolidated financial statements.

                            NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2001              2000
----------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $(108,794)        $  (7,581)
  Reconciliation of net loss to net cash used by operating activities:
     Depreciation and amortization                                                       8,721             4,384
     Provision for doubtful accounts                                                        45               441
     Lease abandonment expense                                                             225                --
     Stock compensation expense                                                             96               193
     Restructuring costs                                                                13,920                --
     Impairment of goodwill and other intangibles                                       75,298                --
     Equity in gains of joint venture                                                       --               (72)
     Changes in operating assets and liabilities,
      net of effect from acquisition:
         Accounts receivable                                                             3,801              (433)
         Royalties receivable                                                               54                74
         Prepaid expenses & other current assets                                          (677)             (152)
         Other non-current assets                                                          456                84
         Accounts payable                                                                 (988)           (2,102)
         Accrued expenses                                                                  417               961
         Deferred revenue                                                               (1,275)              275
         Other long-term liabilities                                                       (43)               (5)
----------------------------------------------------------------------------------------------------------------
           Total adjustments                                                           100,050             3,648
----------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                        (8,744)           (3,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (101)           (1,967)
     Purchase of short-term investments                                                (53,797)             (974)
     Sales and maturities of short-term investments                                     72,902             9,308
     Proceeds from disposals of fixed assets                                                43                --
     Cash paid in acquisition, net of cash acquired                                         --            (1,156)
----------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                                    19,047             5,211

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of issuance costs                          --            84,840
     Proceeds from exercise of stock options and warrants, net of redemptions               22               322
     Repayment of acquired entity bank loan                                                 --            (1,000)
     Principal payments under capital leases and notes payable                            (186)             (130)
----------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                            (164)           84,032
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               10,139            85,310
Cash and cash equivalents at beginning of period                                        16,396            17,457
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  26,535         $ 102,767
================================================================================================================


        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts)


NOTE 1.  BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K (File No. 000-25781). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The equity method of accounting is used to account for the Company's equity investment in a Japanese joint venture.

NOTE 2.  NET LOSS PER SHARE

   Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase totaled 33,342 and 754,699 at March 31, 2001 and 2000, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Outstanding options excluded from the diluted net loss per share calculations for the periods ended March 31, 2001 and 2000 totaled 2,879,337 and 3,128,809, respectively.


NOTE 3.   FOLLOW-ON PUBLIC STOCK OFFERING

   In March 2000, we completed a follow-on public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84,647 in net proceeds after payment of underwriting discounts, commissions and offering expenses.

NOTE 4.  ACQUISITION AND IMPAIRMENT

   In February 2000, we acquired Knowledge Discovery One, Inc. ("KD1"), a developer and marketer of advanced data analysis solutions for multi-channel retailers. In this transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock, and KD1 became our wholly owned subsidiary. The value of the Company's common stock issued for the KD1 acquisition was determined by the average of the Company's stock price over a period ending shortly before the announcement of the acquisition. The Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 265,514 shares of its common stock for issuance upon the exercise of these options.

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

                              NET PERCEPTIONS, INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In thousands, except share and per share amounts)

   At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of our internal projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management's best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the last ten years - a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market's valuation of the Company. The remaining intangible asset balance of $9.3 million will be amortized on a straight-line basis over the remaining estimated useful lives of two to three years. Amortization expense related to the intangible assets is expected to be $2,504, $3,339, $3,083 and $381 for the remainder of 2001, 2002, 2003 and the first quarter of 2004, respectively, under existing generally accepted accounting principles. The remaining unamortized goodwill and intangible asset balances will continue to be subject to realizability analysis under FAS 121, which could further accelerate the recognition of these amounts.

   The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of fiscal 2000:

                                              Three Months Ended
                                                March 31, 2000
                                              -------------------
                                                 (unaudited)
            Total revenues                        $  9,956
            Net loss                              $(12,940)
            Net loss per share                    $  (0.55)

   The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

NOTE 5.  RESTRUCTURING CHARGES

   In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, and a restructuring charge of $13.9 million was recorded to reorganize and exit certain facilities in various United States and international locations. The $13.9 million restructuring charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs (generally being paid in early April 2001) and $2.5 million of losses on the disposal of assets and other restructuring charges. Approximately $3.4 million of the $13.9 million was a non-cash charge and the remaining $10.5 million is expected to be a use of cash over the next few years. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. A summary of the payments and accrued restructuring charges as of March 31, 2001 is included in the table below.


                                                                                      Accrued
                                                 Restructuring    Restructuring    Restructuring
    Description                                     Charge          Payments       March 31, 2001
    -----------                                 -------------------------------------------------
    Lease commitments and related items             $10,200         $     0           $10,200
    Employee severance and termination costs          1,190               0             1,190
    Fixed asset disposals and other costs             2,530              17             2,513
                                                ------------------------------------------------
                                                    $13,920         $    17           $13,903
                                                ================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

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

   Through March 31, 2001, we focused on providing solutions to electronic commerce and brick-and-mortar retailers, and most of our product revenues through March 31, 2001 were attributable to our Net Perceptions for E-commerce product and our Net Perceptions Recommendation Engine product, which is designed for other software and solution providers on an original equipment manufacturer
(OEM) basis. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Call Centers. In 1999 we also introduced the Net Perceptions Recommendation Engine. In the second quarter of 2000, we recognized initial product revenues from our Knowledge Refinery and Retail Discovery Suite products (the successor products are now called the Knowledge Discovery Engine and Business Intelligence Engine, respectively) which were acquired through our acquisition of Knowledge Discovery One ("KD1") discussed below.

   Net Perceptions, Inc. was incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. Since our inception through March 31, 2001, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. The total number of employees was 34, 70, 213 and 315 on December 31, 1997, 1998, 1999 and 2000,
respectively. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, on March 23, 2001, and a charge of $13.9 million was recorded to reorganize and exit certain facilities in various United States and international locations. The restructuring charge consisted of $10.2 million related to facility consolidation, $1.2 million of employee termination costs (generally being paid in early April 2001), and $2.5 million of losses on the disposal of assets and other restructuring charges. Of the $13.9 million, approximately $3.4 million was a non-cash charge. As of March 31, 2001 we had 146 employees.

   We sell our products and services worldwide primarily through a direct sales force and resellers. Sales derived through indirect channels accounted for approximately 13% of our total revenues for the first quarter of 2001 compared to 28% of our total revenues for the first quarter of 2000. Sales through indirect channels have lower average selling prices and gross margins than direct sales. In the third quarter of 2000, the company renegotiated a license agreement with one of its primary resellers effective November 1, 2000 which calls for a significant reduction of product license royalties in exchange for a significantly reduced license scope. Consequently, revenues through indirect channels are expected to significantly decline in 2001 as compared to 2000.

   We license our products under various pricing plans, such as per stored profile, per user, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to in excess of $1,000,000. The price of our annual maintenance contracts is typically based on a percentage of the related product license price and is generally paid in advance. Professional service fees for implementation support and training are generally priced on a per hour basis. In addition, we offer some of our products on a hosted basis. Charges for hosted services vary across service offerings, but generally include an initial set-up fee and a recurring monthly charge based on usage.

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

   Revenues from license fees are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company implementation obligations remain, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If we do not consider collection to be probable, then revenues are recognized when the fee is collected.

   We recognize revenues allocable to maintenance on a straight-line basis over the periods in which it is provided. We evaluate arrangements that include professional and/or data processing services to determine whether those services are essential to the functionality of other elements of the arrangement. If professional services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage-of-completion basis. When we do not consider the professional services to be essential, we recognize revenues allocable to the services as they are performed.

   License revenues related to license terms of less than twenty-four months are recognized ratably over the term of the license period. When we offer our products on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

   We have sustained losses on a quarterly and annual basis since inception. As of March 31, 2001, we had an accumulated deficit of $185.1 million. Our net loss was $108.8 million for the first quarter ended March 31, 2001 (including $13.9 million in restructuring charges, $7.7 million of amortization of goodwill and intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles) compared to a $7.6 million net loss for the first quarter of 2000 (including $4.0 million in amortization of goodwill and intangibles and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and sale of our products and services. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability (including restructuring charges, amortization and impairment of goodwill and intangibles and stock compensation) in 2001.

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

   The KD1 acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price of KD1 was allocated to the assets and liabilities that we acquired from KD1. As a result, non-cash charges have been recorded against our 2000 and 2001 operating results and will be recorded against our future operating results, which have and will adversely affect our reported financial results. We recorded approximately $118.8 million in goodwill and other intangible assets in connection with the KD1 acquisition. We recorded $7.6 and $3.5 million of related amortization expense on these intangible assets (including $333,000 and $166,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the first quarter of 2001 and 2000, respectively. We recorded a total of $26.6 million of amortization of goodwill and other intangibles expense in 2000. Refer to Note 4. Acquisition and Impairment in the Notes to Consolidated Financial Statements and to the Impairment of goodwill and other intangibles section in the Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the impairment of goodwill and other intangible assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
MARCH 31, 2000

   The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                               Three Months
                                                                  Ended
                                                                March 31
                                                          2001            2000
------------------------------------------------------------------------------
Revenues:
  Product                                                   31%             79%
  Service and maintenance                                   69              21
------------------------------------------------------------------------------
    Total revenues                                         100             100

Cost of revenues:
  Product                                                   13               3
  Service and maintenance                                   68              19
------------------------------------------------------------------------------
    Total cost of revenues                                  81              22

Gross margin                                                19              78

Operating expenses:
  Sales and marketing                                      246              64
  Research and development                                 124              39
  General and administrative                                71              24
  Lease abandonment expense                                  7              --
  Restructuring charges                                    430              --
  Amortization of goodwill and other intangibles           224              38
  Impairment of goodwill and other intangibles           2,323              --
------------------------------------------------------------------------------
    Total operating expenses                             3,425             165
------------------------------------------------------------------------------
Loss from operations                                    (3,406)            (87)
Other income, net                                           49               7
------------------------------------------------------------------------------
Net loss                                                (3,357%)           (80%)
===============================================================================

REVENUES

   Total revenues. Revenues declined 66% to $3.2 million in the quarter ended March 31, 2001, from $9.5 million in the first quarter of 2000. Revenues from sales in the United States were $2.2 million in the first quarter of 2001 compared to $5.9 million in the first quarter of 2000, representing 69% and 62% of total revenues, respectively. Revenues from international sales in the first quarter of 2001 were $1.0 million or 31% of total revenues compared to $3.6 million or 38% of total revenues in the first quarter of the prior year. The majority of international sales were made in Europe and Asia by our direct sales organizations located in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Purchases by one customer represented 11% of our revenues in 2000.

   Product revenues. Product revenues declined 87% to $1.0 million in the first quarter of 2001 compared to $7.5 million for the same period in the prior year. Product revenues also declined by $2.6 million, or 72%, from $3.6 million in the fourth quarter of 2000. These decreases in product revenue were attributable to a combination of factors, including the rapid deterioration of pure dot-com e-tailers, a longer sales cycle for larger deals with multi-channel retailers, increased competition, and the deferral of purchase decisions by our current and potential customers due to economic uncertainty. Due to the product revenue declines during the first quarter of 2001 and the reduced outlook for the foreseeable future, we instituted a restructuring plan in March 2001 to consolidate operations in various United States and international locations and reduce our workforce by approximately 46%, or 124 employees. We expect that prior percentage growth rates of our product revenues will not be sustainable in the future.

   Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and hosted product related services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services, and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Total service and maintenance revenues increased 14% to $2.2 million in the first quarter of 2001 compared to $2.0 million in the first quarter of 2000. Service and maintenance revenues comprised 69% and 21% of total revenues in the first quarter of 2001 and 2000, respectively. The increase in service and maintenance revenue reflects higher levels of consulting services and maintenance support revenues connected with a larger installed base. We expect that prior percentage growth rates of our service and maintenance revenues will not be sustainable in the future.

   While service and maintenance revenues increased on a year-over-year basis, service and maintenance revenues for the first quarter 2001 decreased 33% sequentially over the fourth quarter of 2000. Again, we believe the revenue decline is primarily attributable to a lengthening in the sales cycle as we seek larger contracts with multi-channel retail customers, the overall decline in our product revenues and reduced information technology spending in a slowing economy.

COST OF REVENUES

   Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 61% to $441,000 in the first quarter of 2001 from $274,000 in the first quarter of 2000, representing 44% and 4% of the related product revenues, respectively. The increase in cost of product revenues in absolute dollars and as a percentage of total product revenues from 2000 to 2001 is primarily attributable to a higher amount of amortization of acquired technology in connection with the acquisition of KD1 and royalties payable to third parties. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs.

   Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and product hosting services to customers. Cost of service and maintenance revenues increased 22% to $2.2 million in the first quarter of 2001, from $1.8 million in the first quarter of the prior year, representing 98% and 92% of the related services and maintenance revenues, respectively. The increase in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to staff increases and the related recruiting and training costs associated with increased personnel in our service organization, lower than planned utilization of our consultants, and increased costs for third-party contractors used to staff consulting engagements. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses increased 33% to $8.0 million in the first quarter of 2001, compared to $6.0 million in the first quarter of 2000. Sales and marketing expenses were 246% and 64% of total revenues in the first quarter of 2001 and 2000, respectively. The increase in sales and marketing expenses in absolute dollar amounts reflects the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, launching new products and expanding promotional activities. In addition, during the first quarter of 2001, $800,000 was recorded for certain other non-recurring promotional activities.

   Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees relating to the development of our products. Research and development expenses were $4.0 million in the first quarter of 2001, an increase of 8% from the $3.7 million in research and development expenses in the first quarter of 2000. Research and development expenses were 124% and 39% of total revenues in the first quarters of 2001 and 2000, respectively. The increase in research and development expenses in absolute dollars is primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products.

   General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs and professional service fees. General and administrative expenses were $2.3 million in both the first quarter of 2001 and the first quarter of the prior year. General and administrative expenses were 71% and 24% of total revenues in the first quarters of 2001 and 2000, respectively.

   Lease abandonment expense. We recorded an additional $225,000 of lease abandonment expense in the first quarter of 2001 in response to conditions in the Minneapolis real estate market that changed during the first quarter of 2001. This charge represents 7% of total first quarter 2001 revenues and brings the total 2000 and 2001 lease abandonment expense related to our August 2000 move to new corporate headquarters to $1.5 million.

   Restructuring charges. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, and a restructuring charge of $13.9 million was recorded to reorganize and exit certain facilities in various United States and international locations. The $13.9 million restructuring charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs (generally being paid in early April 2001) and $2.5 million of losses on the disposal of assets and other restructuring charges. Approximately $3.4 million of the $13.9 million was a non-cash charge and the remaining $10.5 million is expected to be a use of cash over the next few years. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

   Amortization of goodwill and other intangibles. Amortization of intangibles, related to goodwill and other intangibles acquired in the February 2000 acquisition of KD1, was $7.6 million for the first quarter of 2001 (including amortization of $333,000 included in cost of product revenues) compared to $3.8 million for the first quarter of the prior year (including amortization of $166,000 included in the cost of product revenues). Total amortization of goodwill and other intangibles is expected to be significantly lower for the remainder of 2001 through the first quarter of 2004 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 as discussed below.

   Impairment of goodwill and other intangibles. At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of our internal projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management's best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the last ten years - a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market's valuation of the Company. The remaining intangible asset balance of $9.3 million will be amortized on a straight-line basis over the remaining estimated useful lives of two to three years. Amortization expense related to the intangible assets is expected to be $2,504, $3,339, $3,083 and $381 for the remainder of 2001, 2002, 2003 and the first quarter of 2004, respectively, under existing generally accepted accounting principles. The remaining unamortized goodwill and intangible asset balances will continue to be subject to realizability analysis under FAS 121, which could further accelerate the recognition of these amounts.

   Stock compensation expense. Compensation charges related to granted stock options were $96,000 in the first quarter of 2001 and $193,000 in the first quarter of 2000, comprising 3% and 2% of total revenues, respectively. Stock compensation expense was recorded in the functional operating expense categories as follows:

                                         Three Months Ended March 31,
                                         --------------------------
                                             2001           2000
                                          -------------------------
         Sales and marketing               $ 12,000        $110,000
         Research and development            69,000          61,000
         General and administrative          15,000          22,000
                                          -------------------------
                                           $ 96,000        $193,000
                                          =========================

   Stock compensation expense included $38,000 related to accelerated vesting during the first quarter of 2001. Compensation related to stock options granted in 1999 and 1998 below fair market value was $2.7 million as of March 31, 2001. Such compensation is considered deferred compensation and is amortized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

   Other income, net. Other income, net consists of interest income, interest expense, the company's share in gains or losses of a joint venture, foreign currency transaction losses or gains and other expense. Net other income was $1.6 million in the first quarter of 2001, up 145% from net other income of $649,000 in the first quarter of the prior year. The increase in net other income for first quarter of 2000 is primarily due to interest income on the proceeds from our follow-on public offering completed in March 2000.

PROVISION FOR INCOME TAXES

   We have incurred significant operating losses for all periods from inception through March 31, 2001. As of December 31, 2000, we had net operating loss carry-forwards of approximately $45.0 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2000, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

   We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, Net Perceptions has financed its operations primarily through the sale of equity securities. In March 2000 we completed a follow-on public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.6 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. At March 31, 2001, we had $87.3 million of cash, cash equivalents and short-term investments, compared to $68.9 million at December 31, 2000. At March 31, 2001 we held no marketable securities compared to $27.4 million held at December 31, 2000.

   Cash used in operations was $8.7 million for the first quarter of 2001, compared to $3.9 million for the same period in 2000. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. Other changes in 2001 included a reduction in deferred revenue and the pay down of accounts payable which were offset by the net collection of accounts receivable.

   A total of $19.0 million in net cash was provided from investing activities in the first quarter of 2001 compared to $5.2 million in net cash provided in the first quarter of 2000. Our investing activities consisted primarily of purchases and sales of short-term investments and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

   Capital expenditures were $0.1 and $2.0 million for the first quarter of 2001 and 2000, respectively. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment, software and furniture. Capital expenditures were higher in 2000 to reflect our rapidly growing employee base and expanding operations infrastructure. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with total annual rent payments beginning at

$1.4 million per year, excluding operating expenses. The move to the new headquarters facility was completed in August 2000 and required a net investment in the third quarter of 2000 of approximately $3.0 million in leasehold improvements, furniture and equipment.

   As a part of our March 2001 restructuring, we are consolidating employees within the headquarters facility and are attempting to sublease the excess space and sell surplus furniture and equipment. After the second quarter of 2001, cash payments related to the March 2001 restructuring are expected to be approximately $750,000 per quarter for the next few years, less any benefit from real estate subleasing activities. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. We are aggressively attempting to sublease these facilities to minimize the cash impact. As of March 2001, we had no material long-term commitments for capital expenditures.

   Since 1999, we have purchased property and equipment with cash balances. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At March 31, 2001, we had approximately $2.3 million in short and long-term liabilities, of which $1.7 million comprised deferred rent credits. The deferred rent credits will be reduced by $1.1 million in April 2001 (with no affect on our net loss) as part of our March 2001 plan of restructuring. Approximately $0.6 million of the short and long-term liabilities represents loans and notes payable, consisting primarily of capital lease obligations. These obligations include installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 16.8% and mature between November 2000 and August 2002.

   We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. If we needed to raise additional funds, we might not be able to do so on favorable terms or at all. If we raised additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Through March 31, 2001 the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

   Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits



 Exhibit No.
 ----------

2.1** Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions, Inc., Kentucky Acquisition Corporation and Knowledge Discovery One, Inc.

3.1****     Amended and Restated Certificate of Incorporation.

3.2         Amended and Restated Bylaws as amended through April 18, 2001.

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

10.2*       1996 Stock Plan.

10.3*       1999 Equity Incentive Plan.

10.4 Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001.

10.5*       Employee Stock Purchase Plan.

10.6*+ License Agreement between Net Perceptions, Inc. and Regents of the University of Minnesota, dated July 31, 1996.

10.7*+ Amendment to License Agreement between Net Perceptions, Inc. and the Regents of the University of Minnesota, dated October, 13, 1997.

10.8**      Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.

10.9*** Office Lease Agreement between DRF Holdings LLC and Net Perceptions, Inc. dated April 5, 2000.

10.10*      2000 Stock Plan.

10.11*      Change in Control Severance Plan and Summary Plan Description.




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



   (b)   Reports on Form 8-K.

            During the first quarter of 2001, the company filed a Current Report on Form 8-K on January 30, 2001 and March 23, 2001, to file under Item 5 a copy of the company's press releases. The Current Report on Form 8-K filed January 30, 2001 reported on the Company's financial results for the fourth quarter of 2000. The Current Report on Form 8-K filed March 23, 2001 reported a workforce reduction and financial expectations for the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NET PERCEPTIONS, INC.



           Date:  May 14, 2001             By:    /s/ Thomas M. Donnelly
                                                -------------------------
                                                Thomas M. Donnelly
                                                Chief Financial Officer

                                                (Duly authorized officer
                                                and principal financial
                                                and accounting officer)

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

                                  EXHIBIT INDEX


Exhibit No.                       Description of Exhibit

2.1** Agreement and Plan of Merger, dated as of January 15, 2000, as amended February 3, 2000, by and among Net Perceptions, Inc., Kentucky Acquisition Corporation and Knowledge Discovery One, Inc.

3.1****     Amended and Restated Certificate of Incorporation.

3.2         Amended and Restated Bylaws as amended through April 18, 2001.

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

10.2*       1996 Stock Plan.

10.3*       1999 Equity Incentive Plan.

10.4 Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001.

10.5*       Employee Stock Purchase Plan.

10.6*+ License Agreement between Net Perceptions, Inc. and Regents of the University of Minnesota, dated July 31, 1996.

10.7*+ Amendment to License Agreement between Net Perceptions, Inc. and the Regents of the University of Minnesota, dated October, 13, 1997.

10.8**      Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.

10.9*** Office Lease Agreement between DRF Holdings LLC and Net Perceptions, Inc. dated April 5, 2000.

10.10*      2000 Stock Plan.

10.11*      Change in Control Severance Plan and Summary Plan Description.



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