Form 10-Q
period 2001-06-30
NET PERCEPTIONS INC
filed 2001-08-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period From      to      .

Commission File Number: 000-25781

NET PERCEPTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1844584 (I.R.S. Employer Identification Number)

7700 France Avenue South
Minneapolis, Minnesota 55435
(Address of principal executive offices, Zip Code)

(952) 842-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X ] No [    ]

      The number of shares of the registrant’s common stock outstanding as of July 31, 2001 was 27,066,382.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2001

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risks That May Affect Future Results” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31
	2001	2000
	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$24,447	$16,396

Short-term investments	56,581	52,484

Accounts receivable, net	936	6,339

Royalties receivable, net	—	671

Prepaid expenses and other current assets	3,379	1,839

Total current assets	85,343	77,729

Marketable securities	—	27,356

Property and equipment, net	6,529	12,760

Goodwill and other intangible assets, net	8,472	92,194

Other assets	1,363	1,795

Total assets	$101,707	$211,834

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$497	$1,426

Accrued expenses	4,767	5,614

Deferred revenue	2,434	3,743

Accrued restructuring costs	8,926	—

Current portion of long-term liabilities	432	582

Total current liabilities	17,056	11,365

Long-term liabilities, net of current portion	635	1,951

Total liabilities	17,691	13,316

Commitments and contingencies

Stockholders’ equity:

Common stock	2	2

Additional paid-in capital	274,725	274,458

Accumulated other comprehensive income	220	361

Accumulated deficit	(190,931)	(76,303)

Total stockholders’ equity	84,016	198,518

Total liabilities and stockholders’ equity	$101,707	$211,834

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenues:

Product	$386	$9,508	$1,394	$17,032

Service and maintenance	2,011	2,894	4,244	4,862

Total revenues	2,397	12,402	5,638	21,894

Cost of revenues:

Product	80	553	521	828

Service and maintenance	1,216	2,724	3,414	4,533

Total cost of revenues	1,296	3,277	3,935	5,361

Gross profit	1,101	9,125	1,703	16,533

Operating expenses:

Sales and marketing	3,041	6,354	11,011	12,365

Research and development	2,262	4,928	6,295	8,647

General and administrative	2,129	2,772	4,416	5,053

Lease abandonment expense	—	800	225	800

Restructuring charges	—	—	13,920	—

Amortization of goodwill and other intangibles	798	7,256	8,054	10,883

Impairment of goodwill and other intangibles	—	—	75,298	—

Total operating expenses	8,230	22,110	119,219	37,748

Loss from operations	(7,129)	(12,985)	(117,516)	(21,215)

Other income, net	1,295	1,255	2,888	1,905

Net loss	$(5,834)	$(11,730)	$(114,628)	$(19,310)

Net loss per share:

Basic and diluted	$(0.22)	$(0.46)	$(4.26)	$(0.80)

Shares used in computing basic and diluted net loss per share	26,986,256	25,744,809	26,891,652	24,151,681

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net loss	$(114,628)	$(19,310)

Reconciliation of net loss to net cash used by operating activities:

Depreciation and amortization	10,345	12,691

Provision for doubtful accounts	1,016	1,056

Lease abandonment expense	225	800

Stock compensation expense	158	367

Restructuring costs	13,920	—

Impairment of goodwill and other intangibles	75,298	—

Equity in losses of joint venture	—	197

Changes in operating assets and liabilities, net of effect from acquisition:

Accounts receivable	4,387	(2,306)

Royalties receivable	671	(567)

Prepaid expenses & other current assets	(1,555)	(735)

Other non-current assets	432	(163)

Accounts payable	(929)	(1,813)

Accrued expenses	(2,678)	862

Deferred revenue	(1,309)	1,623

Other long-term liabilities	(61)	(9)

Total adjustments	99,920	12,003

Net cash used in operating activities	(14,708)	(7,307)

Cash flows from investing activities:

Purchases of property and equipment	(148)	(3,982)

Purchase of short-term investments and marketable securities	(93,884)	(71,165)

Sales and maturities of short-term investments and marketable securities	117,004	28,897

Cash paid in acquisition, net of cash acquired	—	(1,156)

Net cash provided by (used in) investing activities	22,972	(47,406)

Cash flows from financing activities:

Proceeds from issuance of common stock, net of issuance costs	—	84,661

Proceeds from exercise of stock options and warrants, net of redemptions	38	597

Proceeds from issuance of stock under employee stock purchase plan	85	713

Repayment of acquired entity bank loan	—	(1,000)

Principal payments under capital leases and notes payable	(336)	(284)

Net cash (used in) provided by financing activities	(213)	84,687

Net increase in cash and cash equivalents	8,051	29,974

Cash and cash equivalents at beginning of period	16,396	17,457

Cash and cash equivalents at end of period	$24,447	$47,431

Supplemental schedule of non-cash activities:

Non-cash restructuring activity	$3,309	$—

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1. Basis of Presentation

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

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

Note 2. Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The adoption of these statements is expected to reduce 2002 annual amortization by approximately $3.1 million. However, as noted above, the remaining unamortized goodwill and intangible asset balances will be subject to periodic impairment analysis, which could require a write-down of these assets upon the adoption of SFAS No. 142 or thereafter.

Note 3. Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase totaled 23,700 and 555,336 at June 30, 2001 and 2000, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock issuable upon the exercise of stock options and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Outstanding options excluded from the diluted net loss per share calculations for the periods ended June 30, 2001 and 2000 totaled 3,711,034 and 3,172,303, respectively.

Note 4. Acquisition and Impairment

      In February 2000, we acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for multi-channel retailers. In this transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock, and KD1 became our wholly owned subsidiary. The value of the Company's common stock issued for the KD1 acquisition was determined by the average of the Company's stock price over a period ending shortly before the announcement of the acquisition. The Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 265,514 shares of its common stock for issuance upon the exercise of these options.

      The KD1 acquisition was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities assumed at their fair market values as of the transaction closing date, and the Company's consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively. We also assumed net liabilities of approximately $940.

      At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of our internal revenue projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the last ten years — a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market’s valuation of the Company. The remaining intangible asset balance of $8.5 million will continue to be amortized on a straight-line basis over the remaining estimated useful lives during the second half of 2001. Beginning January 1, 2002, in accordance with FAS No. 142, goodwill will no longer be amortized. Instead, these assets will be tested at least annually for impairment, resulting in a reduction of annual amortization expense of approximately $3.1 million in 2002. After 2001, amortization expense will continue for the KD1 acquired technology and customer list. Amortization expense related to goodwill and other intangible assets is expected to be $1,670, $257, $32 for the remainder of 2001, 2002 and the first quarter of 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset balances are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

      The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of fiscal 2000:

Six Months Ended June 30, 2000
(unaudited)
Total revenues	$22,358

Net loss	$(24,669)

Net loss per share	$(1.00)

      The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Note 5. Restructuring Charges

      In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, and a restructuring charge of $13.9 million was recorded to reorganize and exit certain facilities in various United States and international locations. The $13.9 million restructuring charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs and $2.5 million of losses on the disposal of assets and other restructuring charges. Approximately $3.4 million of the $13.9 million was a non-cash charge and the remaining $10.5 million is expected to be a use of cash over the next few years. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. A summary of the payments and accrued restructuring charges as of June 30, 2001 is included in the table below.

			Sublease
			Income and	Non-Cash Asset	Accrued
	Initial		Proceeds from	Disposals and	Restructuring
	Restructuring	Restructuring	the Sale of	Deferred Rent	as of
Description	Charge	Payments	Fixed Assets	Write-Off	June 30, 2001

Lease commitments and related items	$10,200	$(635)	$32	$(1,154)	$8,443

Employee severance and termination costs	1,190	(1,118)	—	—	72

Fixed asset disposals and other costs	2,530	(85)	121	(2,155)	411

	$13,920	$(1,838)	$153	$(3,309)	$8,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Net Perceptions, Inc. was incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. Through June 30, 2001, we have focused on providing solutions to electronic commerce and brick-and-mortar retailers, and the majority of our product revenues through June 30, 2001 were attributable to our Net Perceptions for E-commerce product and our Net Perceptions Recommendation Engine product, which is designed for other software and solution providers on an original equipment manufacturer (OEM) basis. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Call Centers. In the second quarter of 2000, we recognized initial product revenues from our Knowledge Refinery and Retail Discovery Suite products (the successor products are now called the Knowledge Discovery Engine and Business Intelligence Engine, respectively) which were acquired through our acquisition of Knowledge Discovery One (“KD1”) discussed below.

      Since our inception through June 30, 2001, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. The total number of employees was 34, 70, 213 and 315 on December 31, 1997, 1998, 1999 and 2000, respectively. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, and a charge of $13.9 million was recorded to reorganize and exit certain facilities in various United States and international locations. The restructuring charge consisted of $10.2 million related to facility consolidation, $1.2 million of employee termination costs, and $2.5 million of losses on the disposal of assets and other restructuring charges. Of the $13.9 million, approximately $3.4 million was a non-cash charge. As of June 30, 2001, we had 145 employees.

      We sell our products and services worldwide primarily through a direct sales force and resellers. Sales derived through indirect channels accounted for approximately 23% of our total revenues in the second quarter of 2001 compared to 38% of our total revenues in the second quarter of 2000. Sales through indirect channels have lower average selling prices and gross margins than direct sales.

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

      Our revenues are recognized in accordance with the Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-4, “Deferral of the Effective Date of a Provision of Statement of Position 97-2” and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include implementation, training and consulting, data warehousing and application provider services.

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

      We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2001, we had an accumulated deficit of $190.9 million. Our net loss was $5.8 million in the second quarter ended June 30, 2001 (including $897,000 of amortization of goodwill and other intangibles and non-cash stock compensation expense), compared to a net loss of $11.7 million in the second quarter of 2000 (including $7.8 million of amortization of goodwill and other intangibles and non-cash stock compensation expense). For the first half of 2001, our net loss was $114.6 million (including $13.9 million in restructuring charges, $8.6 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles), compared to a $19.3 million net loss for the first half of 2000 (including $11.8 million in amortization of goodwill and other intangibles and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our product revenues since the third quarter of 2000. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability (including restructuring charges, amortization and impairment of goodwill and other intangibles and stock compensation) in 2001.

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

      Refer to Note 4. “Acquisition and Impairment” in the Notes to Consolidated Financial Statements and to the “Impairment of goodwill and other intangibles section” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the impairment of goodwill and other intangible assets.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Product	16%	77%	25%	78%

Service and maintenance	84	23	75	22

Total revenues	100	100	100	100

Cost of revenues:

Product	3	4	9	4

Service and maintenance	51	22	61	20

Total cost of revenues	54	26	70	24

Gross margin	46	74	30	76

Operating expenses:

Sales and marketing	127	51	195	56

Research and development	94	40	112	40

General and administrative	89	22	78	23

Lease abandonment expense	—	7	4	4

Restructuring charges	—	—	247	—

Amortization of goodwill and other intangibles	33	59	143	50

Impairment of goodwill and other intangibles	—	—	1,335	—

Total operating expenses	343	179	2,114	173

Loss from operations	(297)	(105)	(2,084)	(97)

Other income, net	54	10	51	9

Net loss	(243%)	(95%)	(2,033%)	(88%)

REVENUES

      Total revenues. Revenues declined 81% to $2.4 million in the quarter ended June 30, 2001, from $12.4 million in the second quarter of 2000. Revenue decreased 74% to $5.6 million for the first half of 2001, from $21.9 million for the same period in 2000. Revenues from sales in the United States were $2.0 million in the second quarter of 2001 compared to $10.4 million in the second quarter of 2000, representing 82% and 84% of total revenues, respectively. Revenues from sales in the United States were $4.2 million and $16.3 million for the first half of 2001 and 2000, respectively, representing 74% of revenues in both periods. Revenues from international sales in the second quarter of 2001 were $431,000 or 18% of total revenues compared to $2.0 million or 16% of total revenues in the second quarter of the prior year. Revenues from international sales were $1.4 million and $5.6 million in the first half of 2001 and 2000, respectively, representing 26% of total revenues in both periods. The majority of international sales were made in Europe and Asia by our direct sales organizations located in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Purchases by three customers each comprised 10% or more of total revenue during the first half of 2001. Purchases by one customer represented 11% of our revenues in 2000.

      Product revenues. Product revenues declined 96% to $386,000 in the second quarter of 2001 compared to $9.5 million for the same period in the prior year. Product revenues decreased 92% to $1.4 million for the six months ended June 30, 2001 from $17.0 million in the same period of 2000. Also, second quarter 2001 product revenues declined by $622,000, or 62% compared to the first quarter of 2001, and first quarter 2001 product revenue declined by $2.6 million, or 72%, from $3.6 million in the fourth quarter of 2000. These decreases in product revenue were attributable to a combination of factors, including the rapid deterioration of pure dot-com e-tailers, a longer sales cycle for larger contracts with multi-channel retailers, increased competition, and the deferral of purchase decisions by our current and potential customers due to economic uncertainty. Due to the product revenue declines during the first quarter of 2001 and the reduced outlook for the foreseeable future, we instituted a restructuring plan in March 2001 to consolidate operations in various United States and international locations and reduce our workforce by approximately 46%, or 124 employees. Prior percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

      Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and hosted product related services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services, and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Total service and maintenance revenues decreased 31% to $2.0 million in the second quarter of 2001 from $2.9 million in the second quarter of 2000. Service and maintenance revenues comprised 84% and 23% of total revenues in the second quarter of 2001 and 2000, respectively. Total service and maintenance revenues decreased 13% to $4.2 million for the six months ended June 30, 2001, from $4.9 million in the same period in 2000. Service and maintenance revenues comprised 75% and 22% of total revenues for the first half of 2001 and 2000, respectively. The decrease in service and maintenance revenue reflects lower levels of consulting services and maintenance support due to a decline in our dot-com customer base and in a reduction in product revenues. As noted above, we believe the product revenue decline is primarily attributable to a lengthening in our sales cycle as we seek larger contracts with multi-channel retail customers and reduced information technology spending in a slowing economy. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

COST OF REVENUES

      Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 86% to $80,000 in the second quarter of 2001 from $553,000 in the second quarter of 2000, representing 21% and 6% of the related product revenues, respectively. Cost of product revenues were 37% and 5% of total product revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in cost of product revenues in absolute dollars in 2001 compared to 2000 is primarily attributable to reduced product revenues and royalties payable to third parties, partially offset by a higher amount of amortization of acquired technology in connection with our acquisition of KD1 in February 2000. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs.

      Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and product hosting services to customers. Cost of service and maintenance revenues decreased 55% to $1.2 million in the second quarter of 2001, from $2.7 million in the second quarter of the prior year, representing 60% and 94% of the related services and maintenance revenues, respectively. The cost of service and maintenance revenues were 80% and 93% of the related service and maintenance revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues in 2001 compared to 2000 is primarily due to decreased use of third-party consultants to staff consulting engagements and headcount reductions in our service organization as a result of our March 2001 restructuring. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 52% to $3.0 million in the second quarter of 2001, compared to $6.4 million in the second quarter of 2000. Sales and marketing expenses were 127% and 51% of total revenues in the second quarter of 2001 and 2000, respectively. Sales and marketing expenses were $11.0 million and $12.4 million, or 195% and 56% of total revenues, for the first half of 2001 and 2000, respectively. The decrease in sales and marketing expenses in absolute dollar amounts was primarily due to a reduction in headcount as a result of our March 2001 restructuring. For the six months ended June 30, 2001 compared to the same period in 2000, the cost reduction realized from the decreased headcount was partially offset by an increase of approximately $650,000 recorded for certain other non-recurring promotional activities in 2001.

      Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses were $2.3 million in the second quarter of 2001, a decrease of 54% from the $4.9 million in the second quarter of 2000. Research and development expenses were 94% and 40% of total revenues in the second quarter of 2001 and 2000, respectively. Research and development expenses decreased 27% to $6.3 million from $8.6 million, representing 112% and 40% of the total revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in research and development expenses in absolute dollars is primarily due to headcount reductions as a result of our March 2001 restructuring.

      General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs and professional service fees. General and administrative expenses decreased 23% to $2.1 million from $2.8 million, representing 89% and 22% of total revenue in the second quarter of 2001 and 2000, respectively. General and administrative expenses were $4.4 million and $5.1 million, or 78% and 23% of total revenues in the first half of 2001 and 2000, respectively. General and administrative expenses decreased in absolute dollars in 2001 compared to 2000 due primarily to lower headcount and decreased rent and depreciation expense as a result of our March 2001 restructuring.

      Lease abandonment expenses. Lease abandonment expenses relate to our August 2000 move to new corporate headquarters. There were no lease abandonment charges in the second quarter of 2001 compared to $800,000, or 7% of total revenues, during the second quarter of 2000. For the six months ended June 30, 2001, lease abandonment charges were $225,000 compared to $800,000 in the same period in 2000. Lease abandonment charges represented 4% of total revenues for both the first half of 2001 and 2000. An additional $225,000 of lease abandonment expense was recorded in the first quarter of 2001 in response to declining conditions in the Minneapolis area real estate market.

      Restructuring charges. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, and a restructuring charge of $13.9 million was recorded to reorganize and exit certain facilities in various United States and international locations. The $13.9 million restructuring charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs and $2.5 million of losses on the disposal of assets and other restructuring charges. Approximately $3.4 million of the $13.9 million was a non-cash charge and the remaining $10.5 million is expected to be a use of cash over the next few years. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

      A total of $5.0 million was charged against the restructure reserve as of June 30, 2001 lowering the accrued restructure liability to $8.9 million. These charges included $2.2 million of non-cash leasehold write-offs, $2.2 million of other non-cash fixed assets write-offs, $1.1 million in severance payments, $611,000 in rent expense and $109,000 in other office consolidation expenses. These charges were partially offset by a $1.1 million non-cash reversal of deferred rent, $121,000 proceeds on the sale of fixed assets and $32,000 of sublease income.

      Amortization of goodwill and other intangibles. Amortization of intangibles, related to goodwill and other intangibles acquired in the February 2000 acquisition of KD1 was $835,000 and $7.6 million (including $37,000 and $333,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the second quarter of 2001 and 2000, respectively. We recorded $8.4 million and $11.4 million of related amortization expense on these intangible assets (including $370,000 and $500,000 of amortization of goodwill and other intangibles included in the cost of product revenues) for the first six months of 2001 and 2000, respectively. Total amortization of goodwill and other intangibles is expected to be significantly lower for the remainder of 2001 through the first quarter of 2003 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 as discussed below and our adoption of FAS No. 142 on January 1, 2002, under which we will no longer amortize goodwill.

      Impairment of goodwill and other intangibles. At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of our internal projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the last ten years — a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market’s valuation of the Company. The remaining intangible asset balance of $8.5 million will be amortized on a straight-line basis over the remaining estimated useful lives of two to three years through December 2001. In accordance with FAS No. 142, beginning January 1, 2002, goodwill and other certain intangibles will no longer be amortized resulting in a reduction of annual amortization expense of $3,082 in 2002. Amortization expense related to goodwill and other intangible assets is expected to be $1,670, $257, $32 for the remainder of 2001, 2002 and 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset balances are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

      Stock compensation expense. Compensation charges related to granted stock options were $62,000 in the second quarter of 2001 and $174,000 in the second quarter of 2000, comprising 3% and 2% of total revenues, respectively. Stock compensation expense was $158,000 and $367,000, or 3% and 2% of total revenues, for the first half of 2001 and 2000, respectively. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales and marketing	$13,000	$76,000	$25,000	$186,000

Research and development	40,000	76,000	109,000	137,000

General and administrative	9,000	22,000	24,000	44,000

	$62,000	$174,000	$158,000	$367,000

      Stock compensation expense included $38,000 related to accelerated vesting during the first quarter of 2001. Compensation related to stock options granted in 1999 and 1998 below fair market value was $2.1 million as of June 30, 2001. Such compensation is considered deferred compensation and is amortized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

      Other income, net. Other income, net consists of interest income, interest expense, the Company's share in gains or losses of a joint venture, foreign currency transaction losses or gains and other expense. Net other income was $1.3 million in both the second quarter of 2001 and 2000, representing 54% and 10% of total revenues, respectively. Net other income was $2.9 million compared to $1.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase in net other income for first half of 2001 compared to the same period in 2000 was primarily due to interest income on the proceeds from our follow-on public offering completed in March 2000.

PROVISION FOR INCOME TAXES

      We have incurred significant operating losses for all periods from inception through June 30, 2001. As of December 31, 2000, we had net operating loss carry-forwards of approximately $45.0 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2000, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, Net Perceptions has financed its operations primarily through the sale of equity securities. In March 2000 we completed a follow-on public stock offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.6 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. At June 30, 2001, we had $81.0 million of cash, cash equivalents and short-term investments, compared to $68.9 million at December 31, 2000. At June 30, 2001 we held no marketable securities compared to $27.4 million held at December 31, 2000.

      Cash used in operations was $14.7 million for the first half of 2001, compared to $7.3 million for the same period in 2000. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. Other changes in 2001 included a decrease in accounts receivable which was partially offset by an increase in prepaid and other current assets and a decrease in deferred revenue.

      A total of $23.0 million in net cash was provided from investing activities in the first half of 2001 compared to a cash use of $47.4 million in the first half of 2000. Our investing activities consisted primarily of purchases and sales of short-term investments and marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

      Capital expenditures were $148,000 and $4.0 million for the first half of 2001 and 2000, respectively. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment, software and furniture. Capital expenditures were higher in 2000 to reflect our rapidly growing employee base and expanding operations infrastructure. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with total annual rent payments beginning at $1.4 million per year, excluding operating expenses. The move to the new headquarters facility was completed in August 2000 and required a net investment in the third quarter of 2000 of approximately $3.0 million in leasehold improvements, furniture and equipment.

      As a part of our March 2001 restructuring, we have consolidated employees within our headquarters facility and are attempting to sublease the excess space and sell surplus furniture and equipment. Cash payments related to our restructuring totaled $1.8 million through June 30, 2001 including $1.1 million in employee severance and termination costs, $635,000 in lease payments and $85,000 in other facility consolidation costs. These restructuring related payments were offset by $121,000 of proceeds from the sale of fixed assets and $32,000 of sublease income. Beginning in the third quarter of 2001, cash payments related to the March 2001 restructuring are expected to be approximately $750,000 per quarter for the next few years, less any benefit from real estate subleasing activities. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the second quarter of 2001, we subleased a small portion of our headquarters facility. In July 2001, we subleased the excess space in our San Francisco facility through the remaining term of the lease which ends in August 2004. We are actively seeking to sublease our remaining facilities and headquarters space to minimize the cash impact. We are currently negotiating subleases for our excess space in Austin, Texas, London and approximately 75,000 of our 120,000 square feet of space at our headquarters facility. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact our cash flow and future operating results. As of June 30, 2001, we had no material long-term commitments for capital expenditures.

      Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At June 30, 2001, we had approximately $1.1 million in short and long-term liabilities, of which $627,000 comprised deferred rent credits. Approximately $440,000 of the short and long-term liabilities represents loans and notes payable, consisting primarily of capital lease obligations. These obligations include installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 15.9% and mature between October 2001 and August 2002.

      We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. If we needed to raise additional funds, we might not be able to do so on favorable terms or at all. If we raised additional funds through the issuance of equity securities, the percentage ownership of our stockholders would be reduced.

RISKS THAT MAY AFFECT FUTURE RESULTS

      The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

We are an early-stage company and we expect to encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

      We were founded in July 1996. We began shipping products in the first quarter of 1997. The market for our products is unproven and our limited operating history makes an evaluation of our future prospects very difficult. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. We may not successfully address any of these risks. If we do not successfully address these risks, we may not achieve profitability and we could suffer increased operating losses.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

      Our quarterly operating results have varied in the past and may vary significantly in the future. Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. Historically, our operating results have been below the expectations of public market analysts and investors and it is likely that in some future quarter or quarters our operating results will again be below the expectations of public market analysts and investors. In this event, the market price of our common stock may decrease significantly.

      We cannot predict our future quarterly revenues with any degree of certainty for a variety of reasons, because:

•	we operate with a limited order backlog, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter;

•	the market in which we compete is relatively new and rapidly evolving and has many new entrants;

•	we expect that, for the foreseeable future, revenues will come from licenses to a small number of customers, so delays or cancellations of orders by a few customers can significantly impact revenues within a quarter;

•	our sales cycle varies substantially from customer to customer; and

•	the timing of large orders can significantly affect revenues within a quarter.

      Historically, we have recognized a substantial portion of our revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Accordingly, we cannot predict our financial results for any quarter until very late in the quarter. A delay in an anticipated sale or revenue recognition near the end of a quarter can seriously harm our operating results for that quarter.

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

      We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles and non-cash stock compensation expense related to the acquisition of KD1) and $114.6 million (including $13.9 million in restructuring charges, $8.6 million of amortization of goodwill and other intangibles and a $75.3 million charge for the impairment of goodwill and other intangibles related to the acquisition of KD1) for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $190.9 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2001. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result of the KD1 acquisition, we will continue to have substantial expenses associated with the amortization of goodwill and other intangible assets. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

A decline in the price of, demand for, or market acceptance of our products would seriously harm our business.

      We currently derive a portion of our revenues from several products including Advertising Advisor, Retail Analyst, Personalization Manager and Net Perceptions for Call Centers. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for these products, or their failure to achieve broad market acceptance, would result in decreased revenues and increased operating losses.

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

      Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Also, relationships with large systems integrators such as Accenture, large public accounting firms and others are an important factor in successfully achieving widespread deployment of these solutions. Many of our competitors have such relationships in place today, and this may hinder our ability to gain equivalent access to systems integration resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors.

Our products have a lengthy sales cycle. As a result, it is difficult to predict the quarter in which a sale may occur.

      We are one of the first companies to market real time personalization and precision marketing solutions. As a result, we must use significant resources to educate potential customers on the use and benefits of our products. In addition, we believe that the purchase of our products is relatively discretionary and involves a significant commitment of capital and other resources by a customer. As a result, it usually takes our sales organization several months to finalize a sale. This makes it difficult to predict the quarter in which a sale may occur.

Our products have a lengthy implementation cycle. In addition, only a limited number of our customers have a deployed and operating application that utilizes our products. As a result, we cannot be certain that our products will perform and be received as expected.

      The implementation, including application design and deployment, of our products requires a commitment of resources by our customers. The time required for implementation of our products has varied depending on the customer’s application of the product.

      We have currently licensed one or more of our products to more than 200 customers. However, only a limited number of these customers have fully deployed an operating application that utilizes our products. In addition, a significant number of dot-com customers have gone out of business, and are no longer utilizing our products. Because most of our customers have not yet fully implemented and deployed our products, we cannot be certain that our products will:

•	perform as designed;

•	deliver the desired level of economic benefit to our customers;

•	meet the other expectations and needs of our customers;

•	achieve any significant degree of market acceptance; or

•	perform to the level necessary to generate repeat customers and customer references.

      If implementation services performed by us constitute a significant part of a product sales transaction, we recognize a substantial portion of our revenues from the sales transaction upon the delivery of the implementation services. As a result, delays in service delivery could cause significant reduction in our license revenues and operating results for any particular period.

We have several new products which may not achieve market acceptance.

      Since January 2000, we have announced the commercial launch of several new or enhanced products including Advertising Advisor, Retail Analyst, Net Perceptions for Call Centers and Personalization Manager.

      These products have not received any degree of market acceptance. There are significant risks inherent in product introductions such as these. These products may not address some or all of the needs of customers and may contain undetected errors or failures. A lack of necessary features or errors or failures in the products will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of these new or enhanced products which may not occur on a timely basis or at all.

      Our new products are subject to significant technical risks. We may fail to introduce or deploy new products on a timely basis, or at all. In the past, we have experienced some delays in the commencement of commercial shipments of our new releases and new products. These delays caused customer frustrations and delay or loss of product revenues. Some of our competitors currently offer products with features and functionality similar to those of some of our new products. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new releases or new products. We could experience increased expenses or lost revenues if customers defer material orders in anticipation of new releases or new product introductions.

      The software products we offer are complex and may contain undetected errors or failures when first introduced, or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction. We experienced delays in release and lost revenues during the period required to correct these errors. We may discover errors in new releases or new products after the commencement of commercial shipments, despite testing by our personnel and our current and potential customers. This may result in loss of or delay in market acceptance of our products, which could seriously impair our ability to achieve profitability.

If we fail to generate repeat or expanded business from our current and future customers, we may be unable to build a critical mass of customers necessary to achieve increased sales and market share.

      Our success is dependent on the continued growth of our customer base and the retention of our customers. We currently depend on a limited number of key, high-profile customers. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market such products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a limited license for our products and services for evaluation. If such evaluation is successful, the customer may purchase a license to expand the use of our products in its organization or license additional products and services. If we fail to generate repeat and expanded business from our current and future customers, we may be unable to build a critical mass of customers necessary to achieve increased sales and market share.

If we fail to substantially expand our direct sales operations, we may be unable to increase market awareness and sales of our products and services.

      Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of June 30, 2001, our direct sales organization consisted of 22 employees. We may need to hire additional direct sales personnel in the future. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary. If we are unable to hire additional skilled sales personnel as needed, we may not be able to capture increased market share for our products and services.

If we cannot expand our indirect sales channel, we may be unable to increase our customer base and achieve profitability.

      We intend to increase the proportion of our customers licensed through our indirect channel, which includes resellers, systems integrators and original equipment manufacturers. Our agreements with resellers are generally not exclusive and in many cases may be terminated by either party without cause. Many of these resellers do not have minimum purchase or resale requirements. In addition, many of these resellers carry product lines that are competitive with our product lines. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current resellers or successfully recruit additional resellers. Events or occurrences of this nature could seriously impair our ability to increase our sales and market share. In addition, any sales through resellers will have lower gross margins than direct sales.

      We have established a sales force dedicated to the development of the indirect sales channel for our products. As of June 30, 2001, our indirect sales organization consisted of three employees. Competition for qualified sales personnel is intense, and we might not be able to retain our existing personnel. We cannot be certain that our recent hires will be as productive as necessary.

If we are unsuccessful in improving and increasing the size of our professional services organization, we may lose current customers or be unable to attract new customers.

      Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. We plan to add more customer support personnel in order to address current customer support needs. As of June 30, 2001, our professional services and customer support organization consisted of 27 employees. There are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly qualified service personnel that our business needs.

We depend on international sales and, therefore, our business is susceptible to numerous risks associated with international operations.

      Licenses and services sold to customers outside of the United States accounted for approximately 13% of our total revenues in 1998, 16% in 1999, 22% in 2000 and 26% for the six months ended June 30, 2001. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must continue to expand our international sales and marketing activities in order to be successful. To successfully expand international sales we must:

•	expand our international operations;

•	hire international personnel; and

•	recruit additional international resellers and systems integrators.

      This will require significant management attention and financial resources and could seriously harm our operating margins. We have limited experience in marketing, selling, distributing and supporting our products and services internationally.

      International operations are generally subject to a number of other risks as well, including:

•	expenses associated with customizing products and services for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

      During the third quarter of 1999, we established operations in the United Kingdom. Also during the third quarter of 1999, we established operations in Japan through a joint venture that created Net Perceptions Japan. As of June 30, 2001, we had 7 employees located in Europe (not including the employees of the joint venture in Japan). All other employees were located in North America.

      The acceptance and use of the personalization and precision marketing products and the Internet is in an earlier stage of development in international markets when compared to the United States, particularly the use of the Internet as a method for conducting commerce. If the Internet or electronic commerce and/or, personalization and precision marketing software solutions fail to gain sufficient acceptance in international markets or we fail to further expand our international operations in a timely manner, we may be unable to generate sufficient revenues to cover our expenses related to international operations. In addition, we may fail to maintain or increase international market demand for our products.

We may be unable to sublease or find suitable tenants for a portion of our principal executive offices and some of our other offices.

      In April 2000, we executed a 10-year lease for a new facility for our principal executive offices in Edina, Minnesota. We are currently seeking to sublease a majority of this facility to third parties. We are also currently seeking to sublease our Roseland, New Jersey office space and a portion of our office space in Austin, New York and London. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

If our intellectual property is not protected adequately, we may lose our competitive advantage in the market.

      We are a technology company. Our success depends in large part on protecting our intellectual property, which is our most important asset. We rely upon a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We license our software and require our customers to enter into license agreements, which impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

      We have 21 pending United States patent applications. We also have license rights to two issued United States patents and one allowed United States patent application from the University of Minnesota. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents and potential future patents may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

      Our efforts to protect our proprietary rights may not succeed. Copyright and trade secret laws afford only limited protection for our proprietary rights in our software, documentation and other written materials. Unauthorized parties may be able to copy aspects of our products or to obtain and use information that we regard as confidential and proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property. We may not be able to detect infringement or enforce our patent or other rights and, as a result, our competitive position in the market may suffer.

Third-party infringement claims against us or our technology suppliers could result in delays in product development, the loss of customers, or costly and time-consuming litigation.

      There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have from time to time received claims that we are infringing third parties’ intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property rights. We expect that software companies such as Net Perceptions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Claims of intellectual property infringement may also require us to pay significant damages or subject us to an injunction against the use of our products. Any successful claim of intellectual property infringement against us could have an immediate and significant impact on our ability to carry on our business and market our products.

      In addition, in all of our paid software license agreements, we generally indemnify our customers against losses attributable to intellectual property infringement by our software. Should a third party bring a suit against a customer alleging that the customer’s use of our software infringes its intellectual property rights, we could incur substantial costs in defending and resolving the suit.

If we are unable to continue to utilize technology licensed from third parties, we may be unable to conduct our business.

      We license technology from various third parties for integration into our products. Licenses to such third-party technology may not continue to be available to us on commercially reasonable terms. We may not be able to renew existing agreements or to license or develop alternative technology. If we cannot maintain license rights to key third-party software, develop similar technology or license similar technology from another source on a timely or commercially feasible basis, we may be unable to market our current products or develop new products in a timely manner.

If we engage in future acquisitions, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

      If appropriate opportunities become available, we may attempt to acquire businesses, products or technologies that we believe are a strategic fit with our business. We currently have no commitments or agreements for any acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could dilute existing stockholders’ ownership interest in us and could cause us to incur debt, expose us to future liabilities and result in amortization expenses related to goodwill and other intangible assets.

Our ability to increase our customer base and our sales depends on the continuing contribution of our key personnel and our ability to attract, assimilate and retain other highly qualified personnel.

      Our future success depends on the continued service of our key personnel. The loss of the services of one or more of our key personnel could seriously harm our ability to increase our customer base and sales. As of June 30, 2001, we had 145 employees. We do not carry any significant key person life insurance policies.

      Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for skilled personnel is intense, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, we may be unable to service our current customers, attract new customers and increase our sales.

      The market price of our common stock has been volatile and has fluctuated significantly in the past. To the extent this volatility and fluctuation continues, equity-based compensation policies and plans, which have historically been significant in our attracting, hiring and retaining highly skilled personnel, may not be as effective as in the past.

We may need to raise additional capital that may not be available on reasonable terms, or at all.

      We believe we have sufficient cash and investments to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt, the percentage ownership of our stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders, including investors purchasing shares in this offering. If we cannot raise funds as needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Future sales of our common stock could depress its market price.

      If our stockholders sell substantial amounts of our common stock, or there is a belief that such sales could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of common stock. As of June 30, 2001, we had outstanding 27,057,996 shares of common stock and options to acquire an aggregate of 3,711,034 shares of common stock, of which 2,682,611 were vested and exercisable. Substantially all of our outstanding shares, including shares covered by this prospectus, are freely tradeable and all shares acquired upon exercise of options will be freely tradeable. Those shares which are not freely tradeable may be resold publicly at any time, subject to the volume and other restrictions of Rule 144 under the Securities Act. If large numbers of these shares are sold over a short period of time, the price of our common stock could be adversely affected.

The market price of our common stock may be volatile, which could result in substantial losses for individual stockholders.

      The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new technological innovations, increased cost of operations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet industry;

•	changes in the economic performance and/or market valuations of other Internet companies;

•	volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for Internet-related businesses;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of additional shares of common stock; and

•	potential litigation.

      From April 23, 1999 (the first day of public trading of our common stock), through July 31, 2001, the high and low sales prices for our common stock fluctuated between $66.50 and $0.875. On July 31, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $1.45. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

We may be subject to potential product liability claims that could result in costly and time-consuming litigation.

      Because our customers use our products for important applications, errors or defects in, or other performance problems with, our products could result in financial or other damages to our customers. Our customers could seek damages for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly, and potential liabilities could exceed our available insurance coverage.

Our current revenue recognition practices may need to change, which could seriously harm our business.

      The American Institute of Certified Public Accountants issued Statement of Position 97-2, “Software Revenue Recognition,” in October 1997 and amended it by Statements of Position 98-4 and 98-9. There may be additional pronouncements issued in the future. Our current revenue accounting practices may need to change and such changes could seriously harm our future revenues and earnings.

Provisions of our corporate charter documents and rights agreement could delay or prevent a change of control, even if it would be beneficial to our stockholders.

      Various provisions of our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control and make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, the rights issued under our rights agreement may be a substantial deterrent to a person acquiring 15% or more of our common stock without the approval of our board of directors. These provisions in our certificate of incorporation, by-laws and rights agreement could reduce the price that investors might be willing to pay for shares of our shares of common stock in the future and result in the market price being lower than it would be without these provisions.

Our business could be seriously impacted by privacy and security concerns.

      In some cases, our customers capture user preference and profile information each time a user interacts with the application utilizing our products or volunteers information in response to survey questions. Privacy concerns may cause users to resist providing the personal data necessary to support this profiling capability. Our customers generally have implemented security measures to protect customer data from unauthorized disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a breach of customer data security were to be publicized, our products may be perceived as less desirable, and our future sales negatively impacted. More importantly, even the perception of privacy and security concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten such concerns if users must be notified that the data captured after these interactions may be used by marketing entities to direct product promotion and advertising to that user. During the last twelve months, legislation has been proposed at the federal and state level that address some aspect of the Internet, including a number of bills that specifically address Internet privacy matters. Such proposed legislation indicates that some federal and state legislators believe that certain aspects of the Internet and e-commerce, including data privacy, are appropriate matters for regulation and review. Various other countries and political entities, such as the European Economic Community, have adopted legislation or regulatory requirements addressing issues, such as data privacy, that may directly impact some of our customers. If user privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business could be seriously harmed and we could experience increased operating losses.

      Our products can use data captured with “cookies” to track demographic information and user preferences. A “cookie” is a bit of information keyed to a specific server, file pathway or directory location that is stored on a computer user’s hard drive, possibly without the user’s knowledge. Some countries have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have proposed or urged passage of laws limiting or abolishing the use of cookies. If laws of this type are passed, our business could be adversely impaired and we could suffer increased operating losses. In addition, Internet users can, if they choose, configure their Web browsers to limit the collection of user data. If many Internet users choose to limit the collection of user data in this matter, or if major countries or regions adopt legislation or other restrictions on the use of customer data, our software would be less useful to our customers and market acceptance of our products could be adversely impacted.

If we do not respond to rapid technological changes, our products could become obsolete and we could lose our competitive advantage in the market.

      The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards.

      The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To be successful, we need to develop and introduce new software products and enhancements to existing products on a timely basis that:

•	keep pace with technological developments and emerging industry standards; and

•	address the increasingly sophisticated needs of our customers.

      In addition, we may:

•	fail to develop and market new products and enhancements to existing products that respond to technological changes or evolving industry standards;

•	experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and enhancements to existing products; and

•	fail to develop new products and enhancements to existing products that adequately meet the requirements of the marketplace or achieve market acceptance.

      If any of these events occur, we may be unable to compete successfully in the market for our products and services, and as a result, our business could fail.

The growth of the market for our products and services would be impaired if the use of the Internet and electronic commerce do not grow as anticipated, and third parties do not continue to develop and improve the Internet infrastructure.

      Our future revenues depend, in part, upon the increased acceptance and use of the Internet and other on-line services as a medium of commerce. Rapid growth in the use of the Internet, the Web and on-line services is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and other on-line services as a medium of commerce. Demand and market acceptance for recently-introduced services and products over the Internet are subject to a high level of uncertainty and few proven services and products exist.

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

      The growth of the market for our products and services would be impaired if:

•	use of the Internet, the Web and other on-line services does not continue to increase or increases more slowly than expected;

•	the infrastructure for the Internet, the Web and other on-line services does not effectively support expansion that may occur; or

•	the Internet, the Web and other on-line services do not become a viable commercial marketplace, which would inhibit the development of electronic commerce and of the need for our Net Perceptions for E-commerce product.

Increasing government regulation could limit the market for our products and services, which could seriously impair the growth of our business or expose us to unanticipated liabilities.

      As Internet commerce evolves, we expect that federal, state or foreign governmental authorities will enact laws or adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules or regulations could limit the market for our products and services. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/customer information could indirectly affect our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Through June 30, 2001 the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

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

              None.

Item 3. Defaults Upon Senior Securities

              None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Stockholders was held on May 16, 2001. The number of votes cast by the Company’s stockholders for the election of each director and the number of votes withheld were as follows:

Nominee	For	Withheld
Steven J. Snyder	21,875,497	385,360

John F. Kennedy	22,037,457	223,400

William Lansing	22,028,274	232,583

John T. Riedl	21,929,814	331,043

Ann L. Winblad	21,999,029	261,828

Each director will hold office until the next Annual Meeting of Stockholders and until the director’s successor is duly elected and qualified, or until the director’s earlier resignation or removal.

Also, at the same Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for 2001 by the following vote:

For	Against	Abstentions
22,131,134	85,980	43,743

Item 5. Other Information

              None.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws, as amended through April 18, 2001.(2)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended.(3)

4.2	Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein.(4)

4.3	Specimen Common Stock Certificate. (3)

4.4	Specimen Common Stock Certificate (including Rights Agreement Legend).

4.5	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent.(5)

10.12	Employment Agreement, dated as of May 24, 2001, between Net Perceptions, Inc. and Don C. Peterson.

(1)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended June 30, 2000 (File No. 000-25781).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended March 31, 2001 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(4)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(b)	Reports on Form 8-K. During the second quarter of 2001, the Company filed a Current Report on Form 8-K on April 25, 2001 and June 6, 2001, to file under Item 5 a copy of the Company’s press releases. The Current Report on Form 8-K filed April 25, 2001 reported on the Company’s financial results for the first quarter of 2001. The Current Report on Form 8-K filed June 6, 2001 reported on the adoption of a Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Perceptions, Inc.

Date:	August 13, 2001	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly Chief Financial Officer

(Duly authorized officer and principal financial and accounting officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2001

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws, as amended through April 18, 2001. (2)
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended. (3)
4.2	Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein. (4)
4.3	Specimen Common Stock Certificate. (3)
4.4	Specimen Common Stock Certificate (including Rights Agreement Legend).
4.5	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5)
10.12	Employment Agreement, dated as of May 24, 2001, between Net Perceptions, Inc. and Don C. Peterson.

(1)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended June 30, 2000 (File No. 000-25781).
(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended March 31, 2001 (File No. 000-25781).
(3)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).
(4)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).
(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).