Form 10-Q
period 2001-09-30
NET PERCEPTIONS INC
filed 2001-11-14
CIK 1078203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes [X] No [  ]

The number of shares of the registrant’s common stock outstanding as of October 31, 2001 was 27,068,582.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2001

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,252	$16,396
Short-term investments	53,150	52,484
Accounts receivable, net	1,099	6,339
Royalties receivable, net	—	671
Prepaid expenses and other current assets	3,119	1,839

Total current assets	80,620	77,729
Marketable securities	—	27,356
Property and equipment, net	5,798	12,760
Goodwill and other intangible assets, net	7,637	92,194
Other assets	1,354	1,795

Total assets	$95,409	$211,834

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$337	$1,426
Accrued expenses	3,901	5,614
Deferred revenue	2,057	3,743
Accrued restructuring costs	9,774	—
Current portion of long-term liabilities	277	582

Total current liabilities	16,346	11,365
Long-term liabilities, net of current portion	610	1,951

Total liabilities	16,956	13,316

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	274,783	274,458
Accumulated other comprehensive income	757	361
Accumulated deficit	(197,089)	(76,303)

Total stockholders’ equity	78,453	198,518

Total liabilities and stockholders’ equity	$95,409	$211,834

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues:
Product	$674	$4,424	$2,068	$21,456
Service and maintenance	1,509	3,301	5,753	8,162

Total revenues	2,183	7,725	7,821	29,618
Cost of revenues:
Product	158	526	679	1,354
Service and maintenance	739	3,019	4,153	7,551

Total cost of revenues	897	3,545	4,832	8,905
Gross profit	1,286	4,180	2,989	20,713
Operating expenses:
Sales and marketing	2,454	6,372	13,465	18,736
Research and development	2,121	5,582	8,416	14,229
General and administrative	1,014	2,647	5,430	7,700
Lease abandonment expense	—	—	225	800
Restructuring charges	1,771	—	15,691	—
Amortization of goodwill and other intangibles	798	7,255	8,852	18,139
Impairment of goodwill and other intangibles	—	—	75,298	—

Total operating expenses	8,158	21,856	127,377	59,604

Loss from operations	(6,872)	(17,676)	(124,388)	(38,891)
Other income, net	714	1,907	3,602	3,812

Net loss	$(6,158)	$(15,769)	$(120,786)	$(35,079)

Net loss per share:
Basic and diluted	$(0.23)	$(0.60)	$(4.49)	$(1.41)
Shares used in computing basic and diluted net loss per share	27,037,320	26,339,150	26,917,459	24,892,510

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months Ended
	September 30,
	2001	2000

	(Unaudited)
Cash flows from operating activities:
Net loss	$(120,786)	$(35,079)
Reconciliation of net loss to net cash used by operating activities:
Depreciation and amortization	11,960	21,213
Provision for doubtful accounts	1,039	1,249
Lease abandonment expense	225	800
Stock compensation expense	211	564
Restructuring costs	15,691	—
Impairment of goodwill and other intangibles	75,298	—
Equity in losses of joint venture	—	197
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	4,201	1,739
Royalties receivable	671	617
Prepaid expenses & other current assets	(1,295)	(840)
Other non-current assets	441	(894)
Accounts payable	(1,089)	(2,146)
Accrued expenses	(4,467)	2,463
Deferred revenue	(1,686)	1,018
Other long-term liabilities	(78)	(297)

Total adjustments	101,122	25,683

Net cash used in operating activities	(19,664)	(9,396)
Cash flows from investing activities:
Purchases of property and equipment	(197)	(8,508)
Purchase of short-term investments and marketable securities	(111,428)	(115,569)
Sales and maturities of short-term investments and marketable securities	138,516	49,164
Cash paid in acquisition, net of cash acquired	—	(1,156)

Net cash provided by (used in) investing activities	26,891	(76,069)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	84,661
Proceeds from exercise of stock options and warrants, net of redemptions	42	731
Proceeds from issuance of stock under employee stock purchase plan	86	713
Repayment of acquired entity bank loan	—	(1,000)
Principal payments under capital leases and notes payable	(499)	(488)

Net cash (used in) provided by financing activities	(371)	84,617

Net increase (decrease) in cash and cash equivalents	6,856	(848)
Cash and cash equivalents at beginning of period	16,396	17,457

Cash and cash equivalents at end of period	$23,252	$16,609

Supplemental schedule of non-cash activities:
Non-cash restructuring activity	$3,309	$—

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2000, which are contained in the Company’s Annual Report on Form 10-K (File No. 000-25781). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The equity method of accounting is used to account for the Company’s equity investment in a Japanese joint venture.

Note 2. Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The adoption of these statements is expected to reduce 2002 annual amortization by approximately $3.1 million. However, as noted above, the remaining unamortized goodwill and intangible asset balances will be subject to periodic impairment analysis, which could require a write-down of these assets upon the adoption of SFAS No. 142 or thereafter. The Company is currently evaluating the impairment requirements, as provided by SFAS No. 142, on the Company’s financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company is currently evaluating the impact of this standard on its financial position and results of operations.

Note 3. Net Loss Per Share

        Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase totaled 15,014 and 275,981 at September 30, 2001 and 2000, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock issuable upon the exercise of stock options and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Outstanding options excluded from the diluted net loss per share calculations for the periods ended September 30, 2001 and 2000 totaled 3,466,020 and 3,292,652, respectively.

Note 4. Acquisition and Impairment

        In February 2000, we acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for multi-channel retailers. In this transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock, and KD1 became our wholly owned subsidiary. The value of the Company’s common stock issued for the KD1 acquisition was determined by the average of the Company’s stock price over a period ending shortly before the announcement of the acquisition. The Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 265,514 shares of its common stock for issuance upon the exercise of these options.

        The KD1 acquisition was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities assumed at their fair market values as of the transaction closing date, and the Company’s consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively. We also assumed net liabilities of approximately $940.

        At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of 2001 of our internal revenue projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the last ten years — a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market’s valuation of the Company. The remaining intangible asset balance of $7.6 million is being amortized on a straight-line basis over the remaining estimated useful lives of two to three years through December 2001. In accordance with FAS No. 142, beginning January 1, 2002, goodwill will no longer be amortized. Instead, these assets will be tested at least annually for impairment, resulting in a reduction of annual amortization expense of approximately $3.1 million in 2002. After 2001, amortization expense will continue for the KD1 acquired technology and customer list. Amortization expense related to goodwill and other intangible assets is expected to be $835, $257, $32 for the remainder of 2001, 2002 and the first quarter of 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset balances are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of fiscal 2000:

Nine Months Ended
September 30, 2000

(unaudited)
Total revenues	$30,082
Net loss	$(40,438)
Net loss per share	$(1.60)

        The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Note 5. Restructuring Charges

        In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, our workforce was reduced by approximately 46%, or 124 positions throughout the organization, and a restructuring charge of $13.9 million was recorded to reorganize the company and exit certain facilities in various United States and international locations. The $13.9 million restructuring charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs and $2.5 million of losses on the disposal of assets and other restructuring charges.

        Approximately $3.4 million of the $13.9 million was a non-cash charge and the remaining $10.5 million is expected to be a use of cash over the next few years. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the third quarter of 2001, we reduced our workforce by 45 employees and recorded an additional $1.8 million restructuring charge. The $1.8 million restructuring charge included $878,000 for estimated losses on the disposal of fixed assets, $449,000 for leasehold write-offs related to facility consolidation and $444,000 for employee severance payments. A summary of the payments and accrued restructuring charges as of September 30, 2001 is included in the table below.

				Sublease	Non-Cash
		3Q 2001		Income and	Asset	Accrued
	Initial	Additional		Proceeds from	Disposals and	Restructuring
	Restructuring	Restructuring	Restructuring	the Sale of	Deferred Rent	as of
Description	Charge	Charge	Payments	Fixed Assets	Write-Off	September 30, 2001

Lease commitments and related items	$10,200	$449	$(1,413)	$148	$(1,154)	$8,230
Employee severance and termination costs	1,190	444	(1,423)	—	—	211
Fixed asset disposals and other costs	2,530	878	(91)	171	(2,155)	1,333

	$13,920	$1,771	$(2,927)	$319	$(3,309)	$9,774

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

        Net Perceptions, Inc. was incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. Through September 30, 2001, we have focused on providing solutions to electronic commerce and brick-and-mortar retailers, and the majority of our product revenues through September 30, 2001 were attributable to our Net Perceptions for E-commerce product and our Net Perceptions Recommendation Engine product, which is designed for other software and solution providers on an original equipment manufacturer (OEM) basis. In 1999, we expanded our product suite by introducing new applications for Internet sales channels and other markets, including Net Perceptions for Call Centers. In the second quarter of 2000, we recognized initial product revenues from our Knowledge Refinery and Retail Discovery Suite products (the successor products are now called the Knowledge Discovery Engine and Business Intelligence Engine, respectively) which were acquired through our acquisition of Knowledge Discovery One (“KD1”) discussed below.

        Since our inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 34, 70, 213 and 315 on December 31, 1997, 1998, 1999 and 2000, respectively. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, we reduced our workforce by approximately 46%, or 124 positions throughout the organization, and recorded a charge of $13.9 million to reorganize the company and exit certain facilities in various United States and international locations. This restructuring charge consisted of $10.2 million related to facility consolidation, $1.2 million of employee termination costs, and $2.5 million of losses on the disposal of assets and other restructuring charges. Of the $13.9 million, approximately $3.4 million was a non-cash charge. During the third quarter of 2001, we reduced our workforce by 45 employees and recorded an additional $1.8 million restructuring charge. This $1.8 million restructuring charge included $878,000 for losses on the disposal of fixed assets, $449,000 for leasehold write-offs related to facility consolidation and $444,000 for employee severance payments. As of September 30, 2001, we had 100 employees.

        We sell our products and services worldwide primarily through a direct sales force and resellers. Sales derived through indirect channels accounted for approximately 13% of our total revenues in the third quarter of 2001 compared to 45% of our total revenues in the third quarter of 2000. Sales through indirect channels have lower average selling prices and gross margins than direct sales.

        We license our products under various pricing plans, such as per stored profile, per user, per CPU, per site and per enterprise. We grant licenses on both a term and perpetual basis. License fees for our products range from $50,000 to in excess of $1,000,000. The price of our annual maintenance contracts is typically based on a percentage of the related product license fee and is generally paid in advance. Professional service fees for implementation support and training are generally priced on a per hour basis. In addition, we offer some of our products on a hosted basis. Charges for hosted services vary across service offerings, but generally include an initial set-up fee and a recurring monthly charge based on usage.

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

        We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2001, we had an accumulated deficit of $197.1 million. Our net loss was $6.2 million in the third quarter of 2001 (including $1.8 million in restructuring charges, $888,000 of amortization of goodwill and other intangibles and non-cash stock compensation expense), compared to a net loss of $15.8 million in the third quarter of the prior year (including $7.8 million of amortization of goodwill and other intangibles and non-cash stock compensation expense). For the nine months ended September 30, 2001, our net loss was $120.8 million (including $15.7 million in restructuring charges, $9.5 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles), compared to a $35.1 million net loss in the same period in 2000 (including $19.5 million in amortization of goodwill and other intangibles and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our product revenues since the third quarter of 2000. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability (including restructuring charges, amortization and impairment of goodwill and other intangibles and stock compensation) in 2001.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

        The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues:
Product	31%	57%	26%	72%
Service and maintenance	69	43	74	28

Total revenues	100	100	100	100
Cost of revenues:
Product	7	7	9	5
Service and maintenance	34	39	53	25

Total cost of revenues	41	46	62	30
Gross margin	59	54	38	70
Operating expenses:
Sales and marketing	113	83	172	63
Research and development	97	72	107	48
General and administrative	46	34	69	26
Lease abandonment expense	—	—	3	3
Restructuring charges	81	—	201	—
Amortization of goodwill and other intangibles	37	94	113	61
Impairment of goodwill and other intangibles	—	—	963	—

Total operating expenses	374	283	1,628	201

Loss from operations	(315)	(229)	(1,590)	(131)
Other income, net	33	25	46	13
Net loss	(282)%	(204)%	(1,544)%	(118)%

REVENUES

        Total revenues.   Revenues declined 72% to $2.2 million in the quarter ended September 30, 2001, from $7.7 million in the third quarter of 2000. Revenue decreased 74% to $7.8 million for the nine months ended September 30, 2001, from $29.6 million for the same period in 2000. Revenues from sales in the United States were $1.7 million in the third quarter of 2001 compared to $6.4 million in the third quarter of 2000, representing 80% and 83% of total revenues, respectively. Revenues from sales in the United States were $5.9 million and $22.7 million, or 76% and 77% of revenues, for the first nine months of 2001 and 2000, respectively. Revenues from international sales in the third quarter of 2001 were $443,000 or 20% of total revenues compared to $1.3 million or 17% of total revenues in the third quarter of the prior year. Revenues from international sales were $1.9 million and $6.9 million, or 24% and 23% of total revenues, for the nine months ended September 30, 2001 and 2000, respectively. The majority of international sales were made in Europe and Asia by our direct sales organizations located in the United States and the United Kingdom. International sales are generally denominated in United States dollars.

        Product revenues.   Product revenues declined 85% to $674,000 in the third quarter of 2001 compared to $4.4 million for the same period in the prior year. Product revenues decreased 90% to $2.1 million for the nine months ended September 30, 2001 from $21.5 million in the same period of 2000. These decreases in product revenue were attributable to a combination of factors, including the rapid deterioration of pure dot-com e-tailers, a longer sales cycle for larger contracts with multi-channel retailers, increased competition, and the deferral of purchase decisions by our current and potential customers due to economic uncertainty. Due to product revenue declines and the reduced outlook for the foreseeable future, we instituted a restructuring plan in March 2001 to consolidate operations in various United States and international locations and reduce our workforce by approximately 46%, or 124 employees. During the third quarter of 2001, we reduced our workforce by an additional 45 employees. Prior percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

        Service and maintenance revenues.   Service and maintenance revenues consist primarily of professional and maintenance services and hosted product related services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services, and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Total service and maintenance revenues decreased 54% to $1.5 million in the third quarter of 2001 from $3.3 million in the third quarter of 2000. Service and maintenance revenues comprised 69% and 43% of total revenues in the third quarter of 2001 and 2000, respectively. Total service and maintenance revenues decreased 30% to $5.8 million for the nine months ended September 30, 2001, from $8.2 million in the same period in 2000. Service and maintenance revenues comprised 74% and 28% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in service and maintenance revenues in absolute dollars reflects lower levels of consulting services and maintenance support due to a decline in our dot-com customer base and in a reduction in product revenues. As noted above, we believe the product revenue decline is primarily attributable to a lengthening in our sales cycle as we seek larger contracts with multi-channel retail customers and reduced information technology spending in a slowing economy. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

COST OF REVENUES

        Cost of product revenues.   Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 70% to $158,000 in the third quarter of 2001 from $526,000 in the third quarter of 2000, representing 23% and 12% of the related product revenues, respectively. Cost of product revenues were 33% and 6% of total product revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cost of product revenues in absolute dollars in 2001 compared to 2000 is primarily attributable to reduced product revenues and royalties payable to third parties and a decrease in amortization of acquired technology cost in connection with our acquisition of KD1 in February 2000. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs.

        Cost of service and maintenance revenues.   Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and product hosting services to customers. Cost of service and maintenance revenues decreased 76% to $739,000 in the third quarter of 2001, from $3.0 million in the third quarter of the prior year, representing 49% and 92% of the related services and maintenance revenues, respectively. The cost of service and maintenance revenues were 72% and 93% of the related service and maintenance revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues in 2001 compared to 2000 is primarily due to decreased use of third-party consultants to staff consulting engagements and headcount reductions in our service organization as a result of our March 2001 and third quarter 2001 restructuring. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

        Sales and marketing.   Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 62% to $2.5 million in the third quarter of 2001, compared to $6.4 million in the third quarter of 2000. Sales and marketing expenses were 113% and 83% of total revenues in the third quarter of 2001 and 2000, respectively. Sales and marketing expenses were $13.5 million and $18.7 million, or 172% and 63% of total revenues, for the nine months ended September 30, 2001 and 2000, respectively. The decreases in sales and marketing expenses in absolute dollars were primarily due to headcount reductions as a result of our March 2001 and third quarter 2001 restructuring and decreased spending on marketing programs.

        Research and development.   Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses were $2.1 million in the third quarter of 2001, a decrease of 62% from the $5.6 million in the third quarter of 2000. Research and development expenses were 97% and 72% of total revenues in the third quarter of 2001 and 2000, respectively. Research and development expenses decreased 41% to $8.4 million from $14.2 million, representing 107% and 48% of the total revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in research and development expenses in absolute dollars is primarily due to headcount reductions as a result of our March 2001 and third quarter 2001 restructuring.

        General and administrative.   General and administrative expenses consist primarily of salaries, other employee-related costs and professional service fees. General and administrative expenses decreased 62% to $1.0 million from $2.6 million, representing 46% and 34% of total revenue in the third quarter of 2001 and 2000, respectively. General and administrative expenses were $5.4 million and $7.7 million, or 69% and 26% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses decreased in absolute dollars in 2001 compared to 2000 due primarily to lower headcount as a result of our March 2001 and third quarter 2001 restructuring.

        Lease abandonment expenses.   Lease abandonment expenses relate to our August 2000 abandonment of our previous headquarters facility upon our move to new corporate headquarters. For the nine months ended September 30, 2001, lease abandonment charges were $225,000 compared to $800,000 in the same period in 2000. Lease abandonment charges represented 3% of total revenues for the nine months ended September 30, 2001 and 2000. An additional $225,000 of lease abandonment expense was recorded in the first quarter of 2001 in response to declining conditions in the Minneapolis area real estate market. In late October 2001, we entered into an agreement to sublease the majority of our previous headquarters facility to a third party.

        Restructuring charges.   In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, we reduced our workforce by approximately 46%, or 124 positions throughout the organization, and recorded a restructuring charge of $13.9 million to reorganize the company and exit certain facilities in various United States and international locations. This $13.9 million restructuring charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs and $2.5 million of losses on the disposal of assets and other restructuring charges. Approximately $3.4 million of the $13.9 million was a non-cash charge and the remaining $10.5 million is expected to be a use of cash over the next few years. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the third quarter of 2001, we reduced our workforce by 45 employees and recorded an additional $1.8 million restructuring charge. This $1.8 million restructuring charge included $878,000 for estimated losses on the disposal of fixed assets, $449,000 for leasehold write-offs related to facility consolidation and $444,000 for employee severance payments.

        A total of $5.9 million was charged against the restructure reserve as of September 30, 2001, lowering the accrued restructure liability to $9.8 million. These charges included $2.2 million of non-cash leasehold write-offs, $2.2 million of other non-cash fixed assets write-offs, $1.4 million in severance payments, $1.2 million in rent payments, $168,000 of real estate broker fees and $129,000 in other office consolidation expenses. These charges were partially offset by a $1.1 million non-cash reversal of deferred rent, $171,000 of proceeds on the sale of fixed assets and $148,000 of sublease income.

        Amortization of goodwill and other intangibles.   Amortization of intangibles, related to goodwill and other intangibles acquired in the February 2000 acquisition of KD1 was $835,000 and $7.6 million (including $37,000 and $333,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the third quarter of 2001 and 2000, respectively. We recorded $9.3 million and $19.0 million of related amortization expense on these intangible assets (including $407,000 and $833,000 of amortization of goodwill and other intangibles included in the cost of product revenues) for the nine months ended September 30, 2001 and 2000, respectively. Total amortization of goodwill and other intangibles is expected to be significantly lower for the remainder of 2001 through the first quarter of 2003 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 as discussed below and our adoption of FAS No. 142 on January 1, 2002, under which we will no longer amortize goodwill.

        Impairment of goodwill and other intangibles.   At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of 2001 of our internal projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the last ten years — a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market’s valuation of the Company. The remaining intangible asset balance of $7.6 million is being amortized on a straight-line basis over the remaining estimated useful lives of two to three years through December 2001. In accordance with FAS No. 142, beginning January 1, 2002, goodwill and certain other intangibles will no longer be amortized resulting in a reduction of annual amortization expense of approximately $3.1 million in 2002. Amortization expense related to goodwill and other intangible assets is expected to be $835, $257, $32 for the remainder of 2001, 2002 and the first quarter of 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset balances are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

        Stock compensation expense.   Compensation charges related to granted stock options were $53,000 in the third quarter of 2001 and $198,000 in the third quarter of 2000, comprising 2% of total revenues in both periods. Stock compensation expense was $211,000 and $564,000, or 3% and 2% of total revenues, for the nine months ended September 30, 2001 and 2000, respectively. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales and marketing	$9,000	$61,000	$34,000	$246,000
Research and development	37,000	118,000	146,000	255,000
General and administrative	7,000	19,000	31,000	63,000

	$53,000	$198,000	$211,000	$564,000

        Stock compensation expense included $38,000 related to accelerated vesting during the first quarter of 2001. Compensation related to stock options granted in 1999 and 1998 below fair market value was $2.1 million as of September 30, 2001. Such compensation is considered deferred compensation and is amortized over the vesting period of the options, which is generally four years. As a result, the recognition of stock compensation will impact our reported results of operations through early 2003.

        Other income, net.   Other income, net consists of interest income, interest expense, the company’s share in gains or losses of a joint venture, foreign currency transaction losses or gains and other expense. Net other income was $714,000 in the third quarter of 2001 compared to $1.9 million in the same period in 2000, representing 33% and 25% of total revenues, respectively. Net other income was $3.6 million compared to $3.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net other income for the nine months ended September 30, 2001 compared to the same period in 2000 was primarily due to a decrease in interest income earned on the proceeds from our follow-on public offering completed in March 2000.

PROVISION FOR INCOME TAXES

        We have incurred significant operating losses for all periods from inception through September 30, 2001. As of December 31, 2000, we had net operating loss carry-forwards of approximately $45.0 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2000, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

        We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through the sale of equity securities. In March 2000 we completed a follow-on public offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.6 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. At September 30, 2001, we had $76.4 million of cash, cash equivalents and short-term investments, compared to $68.9 million at December 31, 2000. At September 30, 2001 we held no marketable securities compared to $27.4 million held at December 31, 2000.

        Cash used in operations was $19.7 million for the nine months ended September 30, 2001, compared to $9.4 million for the same period in 2000. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses.

        A total of $26.9 million in net cash was provided from investing activities during the nine months ended September 30, 2001 compared to a cash use of $76.1 million in the same period of 2000. Our investing activities consisted primarily of purchases and sales of short-term investments and marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

        Capital expenditures were $197,000 and $8.5 million for the nine months ended September 30, 2001 and 2000, respectively. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment, software and furniture. Capital expenditures were higher in 2000 and reflect our rapidly growing employee base and expanding operations infrastructure. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with total annual rent payments beginning at $1.4 million per year, excluding operating expenses. The move to the new headquarters facility was completed in August 2000 and required a net investment in the third quarter of 2000 of approximately $3.0 million in leasehold improvements, furniture and equipment.

        As a part of our March 2001 and third quarter 2001 restructuring, we have consolidated domestic employees within our headquarters and Austin, Texas facilities and are attempting to sublease the excess space and sell surplus furniture and equipment. Cash payments related to our restructuring totaled $2.9 million through September 30, 2001 including $1.4 million in employee severance and termination costs, $1.4 million in lease related payments and $91,000 in other facility consolidation costs. These restructuring related payments were offset by $171,000 of proceeds from the sale of fixed assets and $148,000 of sublease income. Beginning in the third quarter of 2001, cash payments related to the restructuring are expected to total up to $750,000 per quarter for the next few years, less any benefit from real estate subleasing activities. Approximately 78% of the cash portion of the restructuring charge is an estimate of the remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Although we believe that our lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

        As of November 10, 2001, we have signed agreements to sublease approximately 60,000 square feet, or 46%, of our headquarters facility beginning December 1, 2001 through the remaining term of the lease. In July 2001, we subleased the excess space in our San Francisco facility through the remaining term of the lease. In addition, we subleased our United Kingdom facility from August 2001 through January 2005. In March 2005, we have the option to terminate the ten-year United Kingdom facility lease. We are actively seeking to sublease our remaining excess facilities to minimize the cash impact. Specifically, we are currently seeking to sublease an additional portion of our headquarters facility, our entire Roseland, New Jersey office space and a portion of our office space in Austin, Texas. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact our cash flow and future operating results. As of September 30, 2001, we had no material long-term commitments for capital expenditures.

        Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At September 30, 2001, we had $887,000 in short and long-term liabilities, of which $610,000 comprised deferred rent credits. Approximately $277,000 of the short and long-term liabilities represents loans and notes payable, consisting primarily of capital lease obligations. These obligations include installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 15.9% and mature between October 2001 and August 2002.

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

        We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles and non-cash stock compensation expense related to the acquisition of KD1) and $120.8 million (including $15.7 million in restructuring charges, $9.5 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles related to the acquisition of KD1) for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $197.1 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2001. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. As a result of the KD1 acquisition, we will continue to have substantial expenses associated with the amortization of goodwill and other intangible assets. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

A decline in the price of, demand for, or market acceptance of our products would seriously harm our business.

        We currently derive a substantial portion of our revenues from several products including Advertising Advisor, Retail Analyst, Personalization Manager and Net Perceptions for Call Centers. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for these products, or their failure to achieve broad market acceptance, would result in decreased revenues and increased operating losses.

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

        Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of September 30, 2001, our direct sales organization consisted of 11 employees. We may need to hire additional direct sales personnel in the future. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary. If we are unable to hire additional skilled sales personnel as needed, we may not be able to capture increased market share for our products and services.

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

        We have established an effort dedicated to the development of the indirect sales channel for our products. Competition for qualified sales personnel is intense, and we might not be able to retain our existing personnel. We cannot be certain that our recent hires will be as productive as necessary.

If we are unsuccessful in improving and increasing the size of our professional services organization, we may lose current customers or be unable to attract new customers.

        Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. As of September 30, 2001, our professional services and customer support organization consisted of 20 employees. There are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly qualified service personnel that our business needs.

We depend on international sales and, therefore, our business is susceptible to numerous risks associated with international operations.

        Licenses and services sold to customers outside of the United States accounted for approximately 13% of our total revenues in 1998, 16% in 1999, 22% in 2000 and 24% for the nine months ended September 30, 2001. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must continue to expand our international sales and marketing activities in order to be successful. To successfully expand international sales we must:

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

        During the third quarter of 1999, we established operations in the United Kingdom. Also during the third quarter of 1999, we established operations in Japan through a joint venture that created Net Perceptions Japan. As of September 30, 2001, we had 6 employees located in the United Kingdom. All other employees were located in North America.

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

        In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Edina, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease an additional portion of this facility. We are also currently seeking to sublease our Roseland, New Jersey office space and a portion of our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

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

        We have 18 pending United States patent applications. We also have license rights to four issued United States patents, three of which are from the University of Minnesota. In addition, we have two allowed United States patent applications. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents and potential future patents may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

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

        Our future success depends on the continued service of our key personnel. The loss of the services of one or more of our key employees could seriously harm our ability to increase our customer base and sales. As of September 30, 2001, we had 100 employees. We do not carry any significant key person life insurance policies.

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

        We believe we have sufficient cash and investments to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt, the percentage ownership of our stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders. If we cannot raise funds as needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Future sales of our common stock could depress its market price.

        If our stockholders sell substantial amounts of our common stock, or there is a belief that such sales could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of common stock. As of September 30, 2001, we had outstanding 27,066,582 shares of common stock and options to acquire an aggregate of 3,466,020 shares of common stock, of which 1,148,569 were exercisable. Substantially all of our outstanding shares are freely tradeable and all shares acquired upon exercise of options will be freely tradeable. Those shares which are not freely tradeable may be resold publicly at any time, subject to the volume and other restrictions of Rule 144 under the Securities Act. If large numbers of these shares are sold over a short period of time, the price of our common stock could be adversely affected.

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

        From April 23, 1999 (the first day of public trading of our common stock), through October 31, 2001, the high and low sales prices for our common stock fluctuated between $66.50 and $0.85. On October 31, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $1.15. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our initial public offering in April 1999, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief financial officer and senior vice president of finance and administration. For a discussion of this matter, please refer to the section of this report entitled “Legal Proceedings.” We may in the future be the target of other similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

        In some cases, our customers capture user preference and profile information each time a user interacts with the application utilizing our products or volunteers information in response to survey questions. Our customers generally have implemented security measures to protect such customer data from unauthorized disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a breach of customer data security were to be publicized, our products may be perceived as less desirable, and our future sales could be negatively impacted. More importantly, even the perception of privacy and security concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten such concerns if, for example, our customers were required to notify users that the data captured after these interactions may be used by marketing entities to direct product promotion and advertising to that user. Legislation has been proposed at the federal and state levels that address some aspect of the Internet, including a number of bills that specifically address Internet privacy matters. Such proposed legislation indicates that some federal and state legislators believe that certain aspects of the Internet and e-commerce, including data privacy, are appropriate matters for regulation and review. Various other countries and political entities, such as the European Union, have adopted legislation or regulatory requirements addressing issues, such as data privacy, that may directly impact some of our customers. If user privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business could be seriously harmed and we could experience increased operating losses.

        Our products can use data captured with “cookies” to track demographic information and user preferences. A “cookie” is a bit of information keyed to a specific server, file pathway or directory location that is stored on a computer user’s hard drive, possibly without the user’s knowledge. Some countries have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have proposed or urged passage of laws limiting or abolishing the use of cookies. If laws of this type are passed, our business could be adversely impaired and we could suffer increased operating losses. In addition, Internet users can, if they choose, configure their Web browsers to limit the collection of user data through cookies. If many Internet users choose to limit the collection of user data in this matter, or if major countries or regions adopt legislation or other restrictions on the use of customer data, our software would be less useful to our customers and market acceptance of our products could be adversely impacted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Through September 30, 2001 the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

        Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the conservative nature of our investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

        On or about November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our initial public offering in April 1999, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief financial officer and senior vice president of finance and administration. The lawsuit, Fox v. Net Perceptions, Inc., et al., Civil Action No. 01-CV-9675 (filed November 2, 2001), was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 180 other issuers. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering. The suit alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities and to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 through December 6, 2000.

        We believe that the allegations are without merit, and we intend to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, we are unable to predict its outcome or its ultimate effect, if any, on our financial condition.

Item 2.         Changes in Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws, as amended through April 18, 2001. (2)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended. (3)

4.2	Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein. (4)

4.3	Specimen Common Stock Certificate. (3)

4.4	Specimen Common Stock Certificate (including Rights Agreement Legend).

4.5	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent.(5)

10.12	Employment Agreement, dated as of May 24, 2001, between Net Perceptions, Inc. and Don C. Peterson. (6)

(1)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended June 30, 2000 (File No. 000-25781).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended March 31, 2001 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(4)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(6)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-25781).

(b)	Reports on Form 8-K. During the third quarter of 2001, the Company filed a Current Report on Form 8-K on July 25, 2001, to file under Item 5 a copy of the Company’s press release announcing the Company’s financial results for the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Perceptions, Inc.

Date: November 13, 2001	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2001

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws, as amended through April 18, 2001. (2)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended. (3)

4.2	Registration Rights Agreement, dated February 14, 2000, by and among Net Perceptions, Inc. and the stockholders named therein. (4)

4.3	Specimen Common Stock Certificate. (3)

4.4	Specimen Common Stock Certificate (including Rights Agreement Legend).

4.5	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent. (5)

10.12	Employment Agreement, dated as of May 24, 2001, between Net Perceptions, Inc. and Don C. Peterson. (6)

(1)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended June 30, 2000 (File No. 000-25781).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter Ended March 31, 2001 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(4)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(6)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-25781).