Form 10-K
period 2001-12-31
NET PERCEPTIONS INC
filed 2002-04-01
CIK 1078203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-25781

NET PERCEPTIONS, INC.

(Exact name of registrant as specific in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1844584 (I.R.S. Employer Identification No.)

7700 France Avenue South, Edina, Minnesota	55435
(Address of Principal Executive Offices)	(Zip Code)

(952) 842-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

At March 22, 2002, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $40,756,819 based on the last sale price as reported on the Nasdaq National Market. As of March 22, 2002, there were outstanding 27,207,891 shares of the Registrant’s common stock, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2002 are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

NET PERCEPTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the heading “Risk Associated With Our Business” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

      References in this Annual Report on Form 10-K to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”).

PART I

ITEM 1.  BUSINESS

Summary

      We develop and market software solutions that enable our customers to interact more intelligently with their customers. Our solutions integrate and analyze information about customers, products and promotional activity to generate specific actions our customers can take to improve their marketing, selling, merchandising and advertising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. We combine our software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add significant value to existing custom or purchased customer relationship management, or CRM, systems and processes.

      Our solutions extract data from our customers’ existing business applications, including electronic commerce, call center, campaign management, merchandise management, enterprise resource planning and point of sale systems. Sophisticated and proprietary analytical and reporting techniques then generate intelligence about customers and products that can be inserted into operational processes and systems to drive actions such as cross-selling and up-selling, personalized promotions and item placement in advertisements. Our solutions are particularly well suited to environments with large numbers of customers, a large product assortment and large quantities of transaction data.

      We believe our solutions are unique in their ability to drive profitable actions at the mass market, business entity and individual customer levels and we believe that we offer greater value to our customers than traditional reporting and analytical solutions. Our customers currently include 3M, Brylane, Eckerd, Great Universal Stores, Half.com, Hudson’s Bay Company, JCPenney, J & L Industrial Supply, Lowes, Meijer and Tesco.

Corporate History and Recent Events

      Net Perceptions was incorporated in Delaware in 1996 and our initial product was shipped in January 1997. Our principal executive offices are located at 7700 France Avenue South, Edina, Minnesota 55435. Our website address is www.netperceptions.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

      In February 2000, we completed our acquisition of KD1, a supplier of advanced data analysis solutions for retailers. In this transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock, and KD1 became our wholly owned subsidiary. In addition, stock options of KD1 were converted into options to purchase approximately 265,514 shares of our common stock.

      In March 2000, we completed an underwritten public offering of 2,000,000 shares of our common stock, resulting in net proceeds to us of approximately $84.6 million. We have used the net proceeds of the offering for general corporate purposes, including working capital. As part of this public offering, certain of our stockholders sold 625,471 shares of common stock. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

      In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, we reduced our workforce by approximately 46%, or 124 positions, throughout the organization and recorded a charge of $13.9 million to reorganize the company and exit certain facilities in various United States and international locations. During the third quarter of 2001, we reduced our workforce by 45 employees and recorded an additional $1.8 million restructuring charge. As of December 31, 2001, we had 98 employees.

Industry Background

      Market research has shown that acquiring new customers is considerably more expensive than managing and enhancing existing customer relationships. Accordingly, companies are always looking for ways to increase the longevity and profitability of their customer relationships. Companies may enhance existing customer relationships by learning from all of their customer interactions across all channels of customer communication. Companies can use this knowledge to personalize products, services and related interactions based on each customer’s characteristics or the characteristics of customer segments. Understanding individual customer preferences and behavior can facilitate more effective marketing of complementary products, known as “cross-selling,” and higher-end products, known as “up-selling”, as well as improve advertising and merchandising effectiveness.

      The channels of communication between a company, its partners and its customers include traditional channels, such as direct mail, telephone, interactive voice response, or IVR, retail stores and direct sales forces, as well as modern channels, such as Web sites and email. The software systems that manage these communication channels and applications capture tremendous amounts of customer data, such as customer demographic information and historical purchasing information. Analysis of this data can help companies to better understand customer purchasing patterns, thereby enabling them to market more effectively to individual customers and customer segments. However, the technologies historically available to analyze this tremendous volume of information were highly complex and required very specialized skills to deploy. As a result, companies have experienced difficulty in managing large amounts of customer data obtained from multiple sources and in using the data effectively.

      To aggregate this customer data and use it to improve customer relationships, companies need to implement an integrated CRM infrastructure for automating sales, service and marketing interactions and to facilitate merchandising and advertising decisions. A CRM solution must enable companies to leverage the information received from all customer interactions to serve each individual customer in a consistent and improved manner regardless of the communications channel the customer chooses to utilize.

Solution

      Our solutions help businesses to more intelligently interact with their customers by providing actionable insight about the relationships among products, promotions and customer interaction. Our solutions focus on increasing revenue, improving profit, decreasing costs and enhancing customer satisfaction.

      Our software enables companies to establish, maintain and continually improve customer interactions across both traditional and modern customer communication channels. Our software is particularly well suited to environments with large numbers of customers, a large product assortment and large quantities of transaction data, such as the retail consumer goods, retail catalog and wholesale manufacturing and distribution markets. We believe that the following characteristics of our software set it apart from that of our competitors:

•	Integration of analytical and operational CRM solutions. Our software integrates analytical technologies, which are used to gain insight into customer data, with operational technologies, which make customer interactions more efficient. The integration of these traditionally disparate technologies results in automation that allows companies to increase the value of every interaction with a customer as the interaction is taking place. For example, through the integration of our analytical technologies, a service agent using our operational software to support a customer over the telephone will receive real time cross-sell and up-sell recommendations for that customer.

•	Designed to span all channels of customer interaction. Our software is designed to improve customer relationships across all channels of customer interaction. For example, companies can use our software to enhance customer interactions using the web, telephone and print media.

•	Web-based design to promote ease of use and wide-scale deployment. Our software offers easy to use interfaces that are similar to those used on most Web sites. Our customers access the interface through a corporate network or the Internet using a Web browser. Our software is installed in a central location, either on our customers’ own computer servers or on servers located at our data center. This Web-based design does not require our software to be installed on each user’s computer, which reduces the costs of deploying and maintaining software.

•	Packaged software suite for faster and less expensive implementation. Our software is designed to facilitate the integration of the many technologies required to collect and analyze customer data, create and deploy campaigns and enhance customer interactions. As a result, our solutions can generally be implemented in four to ten weeks.

      Our software is designed to provide measurable economic benefits to our customers. Specifically, we deliver return on investment to our customers through the analytical impact of our software, which is usually delivered in real time into the workflow of our customers, or through management facilitation, which is usually delivered as an online or printed report. The principle analytical impact benefits and management facilitation benefits of our software are summarized below:

Analytical Impact	Management Facilitation

• Up sell and cross sell
• Replacement product recommendation
• Coordinate recommendation
• Optimize catalog mailings
• Optimize outbound campaigns
• Increase customer purchase categories
• Recommend products for reorder
• Facilitate customer acquisition efforts
• Sales and sales effectiveness reporting
• Brand analysis
• Promotional campaign management and scheduling
• Business rule management
• Trend analysis and reporting
• Overstock management and reporting
• Tactical intelligence

Products

      We offer four principal products: Personalization Manager, Distribution Analyst, Advertising Advisor and Retail Analyst.

Personalization Manager

      Personalization Manager allows companies using a Web browser to create and manage highly personalized campaigns in in-bound, interactive selling situations, such as Web sites and in-bound customer contact centers, as well as out-bound selling solutions, such as email and out-bound customer contact centers. Personalization Manager delivers these campaigns in real time. Companies can use Personalization Manager to increase the likelihood that the products they market to customers will be products the customer will value. Personalization Manager utilizes advanced one-to-one recommendation technology combined with business rules to produce product offers targeted directly to individual customers. It provides marketers with the ability to create unique marketing strategies for different groups of customers, interact with those customers on an individualized basis, and closely track the impact that different strategies are having on sales and profit by customer segment, product group and promotional effort. Personalization Manager makes it possible for marketers to rapidly modify their marketing strategy and deploy new marketing campaigns.

      Personalization Manager is an installed software solution that is the culmination of our history of product recommendation systems for assisted marketing. When sold in the manufacturing and distribution markets, Personalization Manager is marketed under the name Insight Manager. Predecessor products include Net Perceptions for E-Commerce, Net Perceptions for Call Centers, Net Perceptions for Marketing Campaigns and the Net Perceptions Recommendation Engine.

      Personalization Manager (or its predecessor products) accounted for approximately 56%, 80% and 100% of our total revenues in 2001, 2000 and 1999, respectively.

Distribution Analyst

      Distribution Analyst allows sales personnel using a Web browser to access data-driven business intelligence that can be used to increase sales, profits and penetration into existing customer accounts. It uses information about a company’s customers, products and transactions to provide tactical sales assistance about individual customers and products and strategic sales intelligence about all customers and products. Distribution Analyst uses a variety of advanced point-of-sale data-mining technologies to produce intelligence about past customer behavior and recommend future sales opportunities. It provides sales personnel with a blueprint for building sales for each customer, including information such as who to target, what to offer, when to make the offer and what brands to feature. It provides sales personnel with:

•	Spending Cluster Analysis that segments customers based upon spending patterns, identifying high and low-value customers and how to uniquely serve each group.

•	Customer-At-Risk Analysis that shows the last time high-value customers made a purchase and what products should be offered to these customers to retain them.

•	Brand Power Analysis that identifies which brands provide the most value to the company.

•	Product Affinity Analysis that identifies which products are linked with others, and in each relationship, which product drives the sale — providing a “blueprint” for improving cross-sell and up-sell results.

      Distribution Analyst is currently offered as a hosted software service that leverages our history of producing product recommendation systems combined with our experience in large-scale, point-of-sale analytics. Predecessor products include the Net Perceptions Recommendation Engine, KD1 GreenLight Go! and KD1 Retail Discovery Suite.

Advertising Advisor

      Advertising Advisor allows retailers to optimize their use of newspaper circular advertising. It helps retailers select the best mix of products for a circular in order to generate more traffic, transactions, revenue and profit for all store locations. Advertising Advisor uses advanced line-item, point-of-sale data mining technology and sophisticated optimization techniques that enable retailers to spend less time on circular preparation while substantially increasing the yield on their circular advertising investment. This technology uses information about all transactions across a company’s operation to assess the overall impact of newspaper circular advertising on total product sales, market basket size, margin mix and store traffic.

      Advertising Advisor is an installed software solution that leverages our experience in large-scale, point-of-sale analytics. Predecessor products include KD1 GreenLight Ad and KD1 Knowledge Refinery.

      Advertising Advisor (or its predecessor products) was acquired in February 2000 as part of our acquisition of KD1 and accounted for approximately 42% and 13% of our total revenues in 2001 and 2000, respectively.

Retail Analyst

      Retail Analyst provides retailers with important information about product and customer performance. With Retail Analyst retailers gain intelligence in four key analysis areas — assortment, customer, vendor effectiveness and web channel. Retailers can view data across all applicable channels (store, web, and call center) and also receive information about a specific store or category, as well as comparable store service areas for the web and call center channels.

      Retail Analyst provides retailers with information on item rate of sales, sales of items in combination, item sales by customer set, item profitability and the role items play in driving different types of purchase behavior. It provides marketers with information about customer lifetime value and an analysis of recency/ frequency/ monetary information about customer purchasing and visit behavior — information that illustrates which portion of its customer base drove a retailer’s revenue or profit for an event or period of time. In addition, Retail Analyst analyzes clusters around purchase activity and items purchased, and provides retailers with demographic or other customer attribute profiles.

      Retail Analyst is an installed software solution that leverages our experience in large-scale, point-of-sale analytics. Predecessor products include KD1 GreenLight Go! and KD1 Retail Discovery Suite.

Other Products

      In addition to the four principal products described above, we also offer to a limited number of customers Net Perceptions for Knowledge Management, a product that applies our recommendation technologies to corporate intra and extranets. This product integrates with our customers’ existing information management systems to track everyday user interactions with information on these systems. Using this interaction information and user feedback, Net Perceptions for Knowledge Management automatically locates documents containing relevant information and other people with knowledge and interest in the areas relevant to the user’s interests, tasks and objectives.

Professional Services

      We believe professional services are an important component of our product offerings. We deploy services teams with expertise in the retail consumer goods, retail catalog and wholesale manufacturing and distribution markets to ensure that our customers’ business requirements are met. Our professional services include:

•	Project planning and management

•	Implementation and testing

•	Data analysis

•	Data warehousing

•	User and partner training

•	Consulting

•	Product hosting

•	Ongoing customer support

      We believe that providing a high level of customer service and technical support is critical to customer satisfaction and our success. As of March 22, 2002, we had 18 employees dedicated to providing professional services and support and an additional 18 employees who perform a mixture of professional service and product development. We generally charge customers for our professional services on a time and materials basis. Professional services are offered through our offices in the United States and the United Kingdom. Customers benefit from our consultants’ and engineers’ expertise in applied retail data analysis, data warehousing, software implementation and integration. We believe our professional services personnel can assist businesses in developing innovative ways to implement our solutions, leading to increased product adoption. We intend to extend our professional services capabilities through partnerships with select systems integrators.

Strategy

      We intend to be a leading provider of solutions that enable businesses to more intelligently and profitably interact with their customers. Key elements of our strategy to achieve this objective include the following:

Maintain and expand our products and technologies

      We intend to continue our investment in the development of our products and underlying technologies. We intend to build new products to expand the range of problems that we solve. In particular, we intend to expand our current software offerings for marketing, merchandising and sales and to develop new software that solves additional problems in distribution management and field sales. We believe that maintaining and enhancing our products is important to our ability to expand our market share, retain existing customers and acquire new customers. We intend to maintain an open architecture so that our products will continue to integrate with major platforms and technologies as they evolve.

Broaden distribution channels

      We intend to expand our indirect distribution channels by recruiting resellers and systems integrators. Over time, we expect that our indirect sales will increase as a percentage of our total sales. We believe that designing our products to interface with the products of leading vendors of website, call center, marketing campaign management, customer relationship management and enterprise resource management software and network and telephony hardware infrastructures will make our products more attractive to resellers and systems integrators.

Expand service offerings

      We provide our customers with a comprehensive set of services, including training and consulting services, software updates, documentation updates, telephone support and Web-based support. We intend to continue to increase the value of our solutions to customers by offering additional and improved professional services. We believe the relationships we develop with our customers by providing services are critical to understanding customer needs and designing our solutions to satisfy these needs.

Develop industry-specific products

      In the future, we plan to offer versions of our products designed specifically for industries such as high technology and industrial manufacturing and distribution. We intend to use the industry expertise of our professional services organization and the consultants, system integrators and other companies with which we have relationships to help us extend our products to solve business problems specific to these industries.

Emphasize Customer Satisfaction

      We believe that by delivering customer satisfaction we have established a strong customer base. This provides many benefits, including potentially shortened sales cycles, incremental sales opportunities to our installed-base of customers and new and improved products resulting from customer feedback. We intend to remain focused on providing the highest level of satisfaction to our customers and to continue designing our solutions to address their enterprise needs. In addition, we intend to continue to enhance the capabilities of our professional services personnel, maintain customer relationships beyond the implementation phase and provide a superior customer experience.

Strategic Alliances

      We are pursuing four types of strategic alliances: implementation, partnering, international and technology. These alliances are intended to increase our geographic sales coverage worldwide and address new markets. As of December 31, 2001, most of these alliances were in an early development phase.

      Implementation. Our implementation efforts have focused on developing relationships with systems integrators. These alliances allow us to provide our customers with access to additional resources to design, implement and customize our solutions.

      Partnering. We have entered into partnering agreements with Hewlett Packard, IBM, NCR, Sun and Oracle. These agreements are generally integration agreements, teaming agreements or reseller agreements and often provide for training investments, co-marketing and sales assistance.

      International. In Europe, we have entered into agreements with Integra, Intrasoft and AGS. These agreements include the development of joint marketing plans, technology integration efforts and various promotional activities. We have granted AGS certain exclusive rights to distribute our products in a number of eastern European countries, provided AGS attains certain predetermined distribution goals.

      Technology. We have entered into agreements with Torrent Systems (recently acquired by Ascential), Microstrategy, Rougewave and Iona to provide us with certain technology that we incorporate into some of our products and then distribute on an original equipment manufacturer basis.

      Our marketing and distribution agreements are non-exclusive in most cases. Some of the parties to these agreements provide similar products and services to other companies.

Sales and Marketing

      We market our software and professional services primarily through our direct sales organization and, to a lesser extent, through indirect distribution channels, including resellers, systems integrators and original equipment manufacturers. In the later half of 2002, we intend to place a greater emphasis on our indirect distribution channels. We have sales offices in Minneapolis, Minnesota; San Francisco, California; Austin, Texas and Windsor, United Kingdom.

      As of December 31, 2001, our direct sales force was comprised of 23 employees, including sales representatives, sales managers, pre-sales engineers and sales support personnel. Of the 23 employees, 9 were quota-carrying sales representatives. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. Often times, sales activities will result in a paid customer pilot to measure and quantify the value our solutions provide.

      As of December 31, 2001, our marketing organization consisted of 3 employees primarily engaged in marketing research, producing marketing materials, managing press coverage and other public relations, identifying potential customers, attending and exhibiting at trade shows, seminars and conferences, creating presentations and sales tools, establishing and maintaining close relationships with industry analysts and maintaining our website. In addition, we rely on various outside consultants to supplement our marketing organization for various public relations and market research requirements.

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

      As of December 31, 2001, our research and development staff consisted of 31 employees. Our total expenses for research and development were $10.6 million in 2001, $19.4 million in 2000 and $8.6 million in 1999. We believe 2002 research and development spending will be less than our spending in 2001. To date, our development efforts have not resulted in any capitalized software development costs. We believe our future performance will depend in large part on our ability to maintain and enhance our current product line, integrate acquired products and technology, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements.

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

      We have three primary sources of competition for our product offerings:

•	CRM vendors, such as E.piphany, Kana, Siebel and Xchange;

•	retail enterprise resource planning companies, such as Retek, JDA and Blue Martini; and

•	in-house development efforts by potential customers using traditional statistical analysis and decision support tools marketed by vendors such as SPSS and SAS.

      In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings. These vendors include ATG, i2, IBM, Microsoft, NCR, Oracle, PeopleSoft and SAP.

      Of these competitors, E.piphany, ATG and the in-house development efforts referred to above directly compete against Personalization Manager, and Retek and in-house development efforts compete against Advertising Advisor.

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

      As of March 22, 2002, we had 17 pending United States patent applications and three issued United States patents. We also have license rights to three issued United States patents from the University of Minnesota and one allowed United States patent application. It is possible that no patents will be issued from the currently pending patent applications. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of the patents of others that may limit our ability to conduct our business.

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

      There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have, from time to time, received claims that we are infringing third parties’ intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property rights. We expect that software companies such as Net Perceptions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Claims of intellectual property infringement also may require us to pay significant damages or subject us to an injunction against the sale or use of our products. Any successful claim of intellectual property infringement against us could have an immediate and significant impact on our ability to carry on our business and market our products.

Certain Legal and Regulatory Matters

      Our products and services are often used in conjunction with user preference and profile information collected by our customers. Privacy concerns may cause users to resist providing the personal data necessary to support this profiling capacity. Our customers generally have implemented security measures to protect their customers’ data from unauthorized disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a breach of customer data security were to be publicized, our products may be perceived as less desirable, and our future sales may be negatively impacted. More importantly, even the perception of privacy and security concerns, whether or not valid, may indirectly inhibit our customers’ collection of user preference and customer profile data. In addition, legislative or regulatory requirements may heighten such concerns if users must be notified that the data captured after these interactions may be used by marketing entities for direct product promotion and advertising. During the last few years, many pieces of legislation have been proposed at the federal and state level that address some aspect of the Internet, including a number of bills that specifically address Internet privacy matters. Such proposed legislation indicates that some federal and state legislators believe that certain aspects of the Internet and e-commerce, including data privacy, are appropriate matters for regulation and review. Various other countries and political entities, such as the European Union, have adopted legislation or regulatory requirements addressing issues, such as data privacy, that may directly impact some of our customers. If user privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business could be seriously harmed and we could experience increased operating losses.

Employees

      As of December 31, 2001 we had a total of 98 employees, including 26 in sales and marketing, 31 in research and development, 23 in customer support and 18 in administration. 93 of these employees were located in North America and five employees were located in Europe. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2.     PROPERTIES

      Information about our principal executive offices and our other facilities is included in the following table. We lease all of our existing facilities.

	Square	Lease
Location	Footage	Expiration Date	Description of Use

Minneapolis, Minnesota
Principal executive offices	125,800	July 2010	Executive, research and development and sales offices and portion sublet to third party
Previous principal executive offices	26,249	December 2003	N/A — sublet to third party
Austin, Texas	13,965	January 2004	Research and development office
Roseland, New Jersey	8,687	November 2005	N/A — seeking to sublease to third party
San Francisco, California	5,350	August 2004	Sales office and portion sublet to third party
Berkshire, United Kingdom	3,500	March 2010	N/A — sublet to third party
Richardson, Texas	1,632	February 2003	Data center
Windsor, United Kingdom	1,020	September 2003	Sales office

      As of March 22, 2002 and in connection with the restructuring described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements, we have signed agreements to sublease approximately 114,000 square feet of our existing facilities through the remaining terms of the respective leases. We are actively seeking to sublease the remaining excess space at our other facilities. Specifically, we are currently seeking to sublease an additional portion of our Minneapolis, Minnesota facility, our entire Roseland, New Jersey facility and a portion of our Austin, Texas facility.

ITEM 3.	LEGAL PROCEEDINGS

      On or about November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief operating officer and chief financial officer. The lawsuit, Fox v. Net Perceptions, Inc., et al., Civil Action No. 01-CV-9675, was filed on November 2, 2001 in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering. The suit alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities and to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 through December 6, 2000.

      We believe that the allegations are without merit, and we intend to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, we are unable to predict its outcome or its ultimate effect, if any, on our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Our common stock has been quoted on the Nasdaq National Market under the symbol “NETP” since April 23, 1999. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	Price Range of
	Common Stock

	High	Low

2000
First Quarter	$66.50	$31.50
Second Quarter	36.50	10.00
Third Quarter	19.50	4.66
Fourth Quarter	5.69	1.44
2001
First Quarter	3.75	.88
Second Quarter	2.25	.88
Third Quarter	1.90	.85
Fourth Quarter	1.97	1.03

      On March 22, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $1.69 per share. As of March 22, 2002, there were 229 stockholders of record registered with our transfer agent, Wells Fargo Bank Minnesota, N.A.

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

      In the tables below we provide you with selected historical financial data of Net Perceptions, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for each of the three years in the period ended December 31, 2001, and the balance sheet data at December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the year ended December 31, 1998 and the year ended December 31, 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this report.

FIVE YEAR CONSOLIDATED FINANCIAL DATA(1)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Product	$2,979	$25,087	$11,408	$3,955	$284
Service and maintenance	7,184	11,501	3,721	522	33

Total revenues	10,163	36,588	15,129	4,477	317

Cost of revenues:
Product	943	1,807	286	52	14
Service and maintenance	4,792	10,691	2,735	373	30

Total cost of revenues	5,735	12,498	3,021	425	44

Gross margin	4,428	24,090	12,108	4,052	273

Operating expenses:
Sales and marketing	15,215	25,589	12,883	5,238	3,063
Research and development	10,572	19,354	8,625	2,372	1,372
General and administrative	6,198	11,146	4,005	1,474	585
Lease abandonment expense	225	1,250	—	—	—
Restructuring related charges(2)	15,551	—	—	—	—
Amortization of goodwill and other intangibles	9,650	25,394	—	—	—
Impairment of goodwill and other intangibles(3)	75,298	—	—	—	—

Total operating expenses	132,709	82,733	25,513	9,084	5,020

Loss from operations	(128,281)	(58,643)	(13,405)	(5,032)	(4,747)
Other income, net	4,483	5,096	1,366	64	25

Net loss	$(123,798)	$(53,547)	$(12,039)	$(4,968)	$(4,722)

Basic and diluted net loss per share	$(4.59)	$(2.12)	$(0.78)	$(1.40)	$(3.01)

Shares used in computing basic and diluted net loss per share	26,951	25,209	15,402	3,546	1,569

Balance Sheet Data
Cash, cash equivalents and short-term investments	$73,605	$68,880	$36,854	$972	$4,846
Working capital	64,321	66,364	37,372	468	4,442
Total assets	88,878	211,834	58,748	5,637	5,575
Long-term liabilities, net of current portion	577	1,951	707	538	345
Redeemable preferred stock	—	—	—	650	650
Total stockholders’ equity	75,407	198,518	48,388	421	3,879

(1)	The selected consolidated financial data for the years ended December 31, 2001 and December 31, 2000 include the effects of the acquisition of KD1 in February 2000, which was accounted for under the purchase method of accounting. See Note 4 to the Consolidated Financial Statements.

(2)	In 2001, we incurred a restructuring related charge of $15.6 million, consisting of charges relating to facility consolidation and employee terminations, losses and estimated losses on the disposal of assets and other restructuring related charges. See Note 5 to the Consolidated Financial Statements.

(3)	At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. See Note 4 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the consolidated financial statements and notes thereto appearing elsewhere in this report.

      We develop and market software solutions that enable our customers to interact more intelligently with their customers. Our solutions integrate and analyze information about customers, products and promotional activity to generate specific actions our customers can take to improve their marketing, selling, merchandising and advertising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. We combine our software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add significant value to existing custom or purchased CRM systems and processes.

      We sell our solutions worldwide primarily through a direct sales force. We license our products under various pricing plans, such as per user, per CPU, per site and per enterprise. We generally grant licenses on a perpetual basis. License fees for our products range from $50,000 to in excess of $1.0 million. We provide product maintenance pursuant to service agreements, the pricing of which is typically based on a percentage of the related product license fee and is generally paid in advance. Professional service fees for business consulting, implementation support, data warehousing and processing and educational services are generally priced on a time and materials basis. In addition, we offer some of our products on a hosted basis. Charges for hosted product related services vary across service offerings, but generally include an initial set-up fee and a recurring monthly charge based on usage.

      From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 34, 70, 213 and 315 on December 31, 1997, 1998, 1999 and 2000, respectively. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, we reduced our workforce by approximately 46%, or 124 positions throughout the organization, and recorded a charge of $13.9 million to reorganize the company and exit certain facilities in various United States and international locations. During the third quarter of 2001, we reduced our workforce by 45 employees and recorded an additional $1.8 million restructuring charge. As of December 31, 2001, we had 98 employees. We anticipate recording an additional $400,000 restructuring charge in the first quarter of 2002.

      We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2001, we had an accumulated deficit of $200.1 million. Our net loss was $123.8 million for the year ended December 31, 2001 (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). This is compared to net losses of $53.5 million and $12.0 million for the years ended December 31, 2000 and 1999, respectively (including amortization of intangibles and non-cash stock compensation expense of $27.6 million in 2000 and including non-cash stock compensation expense of $1.5 million in 1999). These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our revenues beginning in the third quarter of 2000. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability in 2002.

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

The KD1 Acquisition

      In February 2000, we acquired KD1, a developer and marketer of advanced data analysis solutions for retailers. In this transaction, we acquired all of the outstanding shares of KD1 in exchange for 1,969,630 shares of our common stock, and KD1 became our wholly owned subsidiary. In addition, stock options of KD1 were converted into options to purchase approximately 265,514 shares of our common stock.

      For a discussion of the impairment of goodwill and other intangible assets relating to the KD1 acquisition, see Note 4 to the Consolidated Financial Statements and “Valuation of long-lived and intangible assets and goodwill” below.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

      Revenue Recognition. Our revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-4, “Deferral of the Effective Date of a Provision of Statement of Position 97-2” and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support.

      For software arrangements that include multiple software products, maintenance or services, we allocate the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined by vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. For software arrangements in which we do not have vendor-specific objective evidence of undelivered elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered.

      Revenues from license fees are recognized when a non-cancelable agreement has been executed, the product has been shipped or electronically delivered, there are no uncertainties surrounding product acceptance, the fee is fixed or determinable and collection of the related receivable is considered probable. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If we do not consider collection to be probable, then revenues are recognized when the fee is collected.

      License revenues related to license terms of less than twenty-four months are recognized ratably over the term of the license period. When we offer our products and services on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

      We recognize revenues allocable to maintenance ratably over the term of the agreement. We evaluate arrangements that include professional and/or data processing services to determine whether those services are essential to the functionality of other elements of the arrangement. If services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage-of-completion basis. When we do not consider the professional services to be essential, we recognize the revenues allocable to the services as they are performed.

      Sublease income. In conjunction with the restructuring related charges recorded in 2001, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

      Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Litigation. We have not recorded an estimated liability related to the class action lawsuit in which we are named. For a discussion of this matter, see “Legal Proceedings” above and Note 10 to the Consolidated Financial Statements. Due to the uncertainties related to both the amount and range of loss, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and revise our estimates accordingly. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

      Valuation of long-lived and intangible assets and goodwill. We periodically review the carrying amounts of property and equipment, identifiable intangible assets and goodwill, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” warrant adjustments to such carrying amounts. In reviewing the carrying values of property and equipment, identifiable intangible assets and goodwill, we consider, among other things, the future cash flows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Goodwill recorded from the KD1 acquisition in February 2000 is evaluated at the enterprise level.

      We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment assessment include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

      In 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we will no longer amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an impairment review at least annually thereafter. We expect to complete our initial review no later than June 30, 2002.

      We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

      The following table sets forth certain items in our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

Revenues:
Product	29%	69%	75%
Service and maintenance	71	31	25

Total revenues	100	100	100
Cost of revenues:
Product	9	5	2
Service and maintenance	47	29	18

Total cost of revenues	56	34	20
Gross margin	44	66	80
Operating expenses:
Sales and marketing	150	70	85
Research and development	104	53	57
General and administrative	61	31	27
Lease abandonment expense	2	3	—
Restructuring related charges	153	—	—
Amortization of intangibles	95	69	—
Impairment of goodwill and other intangibles	741	—	—

Total operating expenses	1,306	226	169

Loss from operations	(1,262)	(160)	(89)

Other income, net	44	14	9

Net loss	(1,218)%	(146)%	(80)%

Revenues

      Total revenues. Total revenues declined 72% to $10.2 million in 2001, from $36.6 million in 2000. Revenues increased 142% in 2000 from $15.1 million in 1999. Revenues from sales in the United States were $8.2 million in 2001 compared to $28.4 million in 2000 and $12.7 million in 1999, representing 80%, 78% and 84% of total revenues, respectively. Revenues from international sales in 2001 were $2.0 million, or 20% of total revenues, compared to $8.2 million, or 22% of total revenues, in 2000 and $2.4 million, or 16% of total revenues, in 1999. The majority of international sales were made in Europe and Asia by our direct sales organizations based in the United States and the United Kingdom. International sales are generally denominated in United States dollars. Revenues from three customers represented 12%, 11% and 10% of our total revenues in 2001. Revenues from one customer represented 11% of our total revenues in both 2000 and 1999.

      Product revenues. Product revenues declined 88% to $3.0 million in 2001 from $25.1 million in 2000. Product revenues increased 120% in 2000 from $11.4 million in 1999. Product revenues comprised 29%, 69%, and 75% of total revenues for 2001, 2000 and 1999. The decrease in product revenues in 2001 was attributable to a combination of factors, including the rapid deterioration of Internet retailers, a longer sales cycle due to our pursuit of larger transactions with larger organizations, increased competition, and the deferral of purchase decisions by our current and potential customers due to economic uncertainty. Prior percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

      Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 38% to $7.2 million in 2001 from $11.5 million in 2000. Service and maintenance revenues increased 209% in 2000 from $3.7 million in 1999. Service and maintenance revenues comprised 71%, 31% and 25% of total revenues for 2001, 2000 and 1999, respectively. The decrease in service and maintenance revenues in absolute dollars in 2001 reflects lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, particularly Internet retailers. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

Cost of Revenues

      Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 48% to $943,000 in 2001 from $1.8 million in 2000. Cost of product revenues increased 532% in 2000 from $286,000 in 1999. Cost of product revenues represented 32%, 7% and 3% of related product revenues in 2001, 2000, and 1999, respectively. The decrease in cost of product revenues in absolute dollars in 2001 compared to 2000 is primarily attributable to a decrease in amortization of acquired technology cost in connection with our acquisition of KD1 in February 2000 and to reduced product revenues and royalties payable to third parties. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will decline as a percentage of product revenues in 2002 as we decrease our reliance on licensed third-party technology.

      Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 55% to $4.8 million in 2001 from $10.7 million in 2000. Cost of service and maintenance revenues increased 291% in 2000 from $2.7 million in 1999. Cost of service and maintenance revenues in 2001, 2000 and 1999 represented 67%, 93% and 74% of the related services and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues in 2001 compared to prior years is primarily due to headcount reductions in our service organization as a result of our March 2001 and third quarter 2001 restructuring and decreased use of third-party consultants to staff consulting engagements. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs, such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 41% to $15.2 million in 2001 compared to $25.6 million in 2000. Sales and marketing expenses increased 99% in 2000 from $12.9 million in 1999. As a percent of total revenues, sales and marketing expenses were 150%, 70% and 85% in 2001, 2000 and 1999, respectively. The decrease in sales and marketing expenses in absolute dollars in 2001 was primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs. The increases in sales and marketing expenses in absolute dollar amounts in 2000 reflected the cost of hiring additional sales and marketing personnel, developing and expanding our sales and distribution channels, launching new products and expanding promotional activities.

      Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees relating to the development of our products. Research and development expenses decreased 45% to $10.6 million in 2001 from $19.4 million in 2000. Research and development expenses increased 126% in 2000 from $8.6 million in 1999. As a percent of total revenues, research and development expenses were 104%, 53% and 57% in 2001, 2000 and 1999, respectively. The decrease in research and development expenses in absolute dollars in 2001 is primarily due to headcount reductions as a result of our restructuring efforts. The increases in research and development expenses in absolute dollars in 2000 was primarily due to the cost of hiring additional research and development personnel for the enhancement of existing products and the development of new products.

      General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses decreased 44% to $6.2 million in 2001 from $11.1 million in 2000. General and administrative expenses increased 178% in 2000 from $4.0 million in 1999. As a percent of total revenues, general and administrative expenses were 61%, 30% and 27% in 2001, 2000 and 1999, respectively. General and administrative expenses decreased in absolute dollars in 2001 due primarily to lower headcount as a result of our restructuring efforts. The increase in general and administrative expenses in absolute dollar amounts in 2000 reflected the cost of hiring additional general and administrative personnel, increased professional fees, additional provision for doubtful accounts and additional infrastructure to support our expanding operations.

      Lease abandonment expense. Lease abandonment expenses relate to our August 2000 abandonment of our previous headquarters facility upon our move to new corporate headquarters. We recorded lease abandonment expense totaling $225,000 in 2001, representing 2% of total revenues compared to lease abandonment expense totaling approximately $1.3 million in 2000, representing 3% of total 2000 revenues. The additional $225,000 of lease abandonment expense recorded in 2001 was in response to declining conditions in the Minneapolis area real estate market. In October 2001, we entered into an agreement to sublease the majority of our previous headquarters facility to a third party.

      Restructuring related charges. We recorded restructuring related charges totaling $15.6 million in 2001, representing 153% of total revenues. In March 2001, we instituted a restructuring plan to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plan, we reduced our workforce by approximately 46%, or 124 positions throughout the organization, and recorded a restructuring related charge of $13.9 million to reorganize the company and exit certain facilities in various United States and international locations. This $13.9 million charge included $10.2 million related to facility consolidation, $1.2 million of employee termination costs and

$2.5 million of losses on the disposal of assets and other restructuring charges. During the third quarter of 2001, we reduced our workforce by 45 employees and recorded an additional $1.8 million restructuring related charge. This $1.8 million charge included $878,000 for estimated losses on the disposal of fixed assets, $449,000 for leasehold write-offs related to facility consolidation and $444,000 for employee severance payments. During the fourth quarter of 2001, we decreased the total restructuring charge by $140,000 to reflect the actual costs of exiting certain marketing activities in connection with the restructuring. See also “Liquidity and Capital Resources” below and Note 5 to the Consolidated Financial Statements.

      Amortization of intangibles. Amortization expense related to goodwill and other intangibles acquired in the February 2000 acquisition of KD1 was $10.1 million and $26.6 million (including $443,000 and $1.2 million of amortization of goodwill and other intangibles included in the cost of product revenues) in 2001 and 2000, respectively. This represented 99% and 73% of 2001 and 2000 total revenues, respectively. Total amortization of goodwill and other intangibles is expected to be significantly lower for 2002 and through the first quarter of 2003 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 discussed below and our scheduled adoption of Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, under which we will no longer amortize goodwill. See also Notes 2 and 4 to the Consolidated Financial Statements.

      Impairment of goodwill and other intangibles. At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of 2001 of our internal projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in our first quarter 2001 stock price and our March 2001 plan of restructuring. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon our estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on our internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the ten year period ended December 31, 2000 — a rate considered appropriate given our recent revenue levels. The estimated terminal value was based on our recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market’s valuation of the Company. In accordance with SFAS No. 142, beginning January 1, 2002, we will no longer amortize goodwill and certain other intangibles, resulting in a reduction of annual amortization expense of approximately $3.1 million in 2002. Instead, we will test these assets at least annually for impairment. Amortization expense related to other intangible assets is expected to be $257,000 and $32,000 for 2002 and the first quarter of 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset not subject to amortization of $6.5 million are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

      Stock compensation expense. Compensation charges related to stock options totaled $230,000 in 2001, $1.1 million in 2000 and $1.5 million in 1999. Stock compensation expense for 2001 includes $42,000 related to accelerated vesting. Stock compensation expense was recorded in the functional expense categories within operating expenses. See Note 8 to the Consolidated Financial Statements.

      Other income, net. Other income, net, consists of interest income, interest expense, the Company’s share in gains or losses of a joint venture, foreign currency transaction gains or losses and other expense. Net other income decreased 12% to $4.5 million in 2001 from $5.1 million in 2000. Net other income increased 264% in 2000 from $1.4 million in 1999. The decrease in net other income in 2001 compared to

2000 was primarily due to a decrease in interest income earned on the proceeds from our follow-on public offering completed in March 2000.

Provision for Income Taxes

      We have incurred significant operating losses for all periods from inception through December 31, 2001. As of December 31, 2001, we had net operating loss carry-forwards of approximately $91.6 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2001, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

Selected Consolidated Quarterly Operating Results

      The following table sets forth quarterly unaudited financial data for 2001 and 2000, as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	2001	2001	2001	2001	2000	2000	2000	2000

	(Amounts in thousands except per share amounts)
	(Unaudited)
Results of Operations:
Revenues:
Product	$911	$674	$386	$1,008	$3,631	$4,424	$9,508	$7,524
Service and maintenance	1,431	1,509	2,011	2,233	3,338	3,301	2,894	1,968

Total revenues	2,342	2,183	2,397	3,241	6,969	7,725	12,402	9,492

Cost of revenues:
Product	264	158	80	441	454	526	553	274
Service and maintenance	639	739	1,216	2,198	3,139	3,019	2,724	1,809

Total cost of revenues	903	897	1,296	2,639	3,593	3,545	3,277	2,083

Gross margin	1,439	1,286	1,101	602	3,376	4,180	9,125	7,409

Operating expenses:
Sales and marketing	1,750	2,454	3,041	7,970	6,852	6,372	6,354	6,011
Research and development	2,156	2,121	2,262	4,033	5,125	5,582	4,928	3,719
General and administrative	768	1,014	2,129	2,287	3,446	2,647	2,772	2,281
Lease abandonment expense	—	—	—	225	450	—	800	—
Restructuring related charges	(140)	1,771	—	13,920	—	—	—	—
Amortization of intangibles	798	798	798	7,256	7,255	7,255	7,256	3,628
Impairment of goodwill and other intangibles	—	—	—	75,298	—	—	—	—

Total operating expenses	5,332	8,158	8,230	110,989	23,128	21,856	22,110	15,639

Loss from operations	(3,893)	(6,872)	(7,129)	(110,387)	(19,752)	(17,676)	(12,985)	(8,230)
Other income, net	881	714	1,295	1,593	1,285	1,907	1,255	649

Net loss	$(3,012)	$(6,158)	$(5,834)	$(108,794)	$(18,467)	$(15,769)	$(11,730)	$(7,581)

Basic and diluted net loss per share	$(0.11)	$(0.23)	$(0.22)	$(4.05)	$(0.69)	$(0.60)	$(0.46)	$(0.34)

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	2001	2001	2001	2001	2000	2000	2000	2000

	(Amounts in thousands)
	(Unaudited)
Percentage of Total Revenues:
Revenues:
Product	39%	31%	16%	31%	52%	57%	77%	79%
Service and maintenance	61	69	84	69	48	43	23	21

Total revenues	100	100	100	100	100	100	100	100

Cost of revenues:
Product	11	7	3	13	7	7	4	3
Service and maintenance	27	34	51	68	45	39	22	19

Total cost of revenues	38	41	54	81	52	46	26	22

Gross margin	62	59	46	19	48	54	74	78

Operating expenses:
Sales and marketing	75	113	127	246	98	83	51	64
Research and development	92	97	94	124	74	72	40	39
General and administrative	33	46	89	71	49	34	22	24
Lease abandonment expense	—	—	—	7	6	—	7	—
Restructuring related charges	(6)	81	—	430	—	—	—	—
Amortization of intangibles	34	37	33	224	104	94	59	38
Impairment of goodwill and other intangibles	—	—	—	2,323	—	—	—	—

Total operating expenses	228	374	343	3,425	331	283	179	165

Loss from operations	(166)	(315)	(297)	(3,406)	(283)	(229)	(105)	(87)
Other income, net	38	33	54	49	18	25	10	7

Net loss	(128)%	(282)%	(243)%	(3,357)%	(265)%	(204)%	(95)%	(80)%

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the sale of equity securities. In March 2000 we completed a follow-on public offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.6 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. At December 31, 2001, we had $73.6 million of cash, cash equivalents and short-term investments, compared to $96.2 million at December 31, 2000. At December 31, 2001 we held no marketable securities compared to $27.4 million held at December 31, 2000.

      Cash used in operations was $22.3 million for the year ended December 31, 2001, compared to $21.7 million for 2000 and $10.2 million for 1999. Cash used in operations in all years resulted primarily from net losses, as adjusted for non-cash expenses.

      A total of $21.3 million in net cash was provided from investing activities for the year ended December 31, 2001, compared to a cash use of $64.2 million in 2000 and a cash use of $30.8 million in 1999. Our investing activities consisted primarily of purchases and sales of short-term investments and marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

      Net cash used for financing activities was $498,000 for the year ended December 31, 2001. Cash provided by financing activities was $84.8 million in 2000, reflecting the receipt of net proceeds from our follow-on public offering. Cash provided by financing activities was $57.5 million in 1999, reflecting the

$53.2 million of net proceeds from our initial public offering and borrowings under a short-term convertible note payable.

      Capital expenditures were $248,000, $9.4 million and $4.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our capital expenditures consisted of leasehold improvements and purchases of property and equipment, primarily computer equipment, software and furniture. Capital expenditures were higher in prior years and reflected our rapidly growing employee base and expanded operations infrastructure. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses. The move to the new headquarters facility was completed in August 2000 and required a net investment in 2000 of approximately $3.0 million in leasehold improvements, furniture and equipment.

      As part of our March 2001 and third quarter 2001 restructuring, we recorded restructuring related charges of $15.6 million in 2001. A total of $8.1 million was charged against the restructuring reserve as of December 31, 2001, lowering the accrued restructuring liability to $7.4 million. These charges included $2.9 million of non-cash leasehold write-offs, $2.9 million of other non-cash fixed assets write-offs, $1.5 million in employee severance payments, $1.9 million in rent payments, $301,000 of real estate broker fees and $258,000 in other office consolidation expenses. These charges were partially offset by a $1.1 million application of deferred rent against the charge, $261,000 of proceeds on the sale of fixed assets and $280,000 of sublease income.

      Of the $7.4 million restructuring reserve remaining as of December 31, 2001, management estimates that approximately $7 million will be a use of cash in future periods for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Cash payments related to the restructuring are expected to total up to $3 million in 2002, less any benefit from incremental real estate subleasing activities. The remaining $400,000 of accrued restructuring costs relates to non-cash items. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

      As of March 22, 2002, we have signed agreements to sublease approximately 114,000 square feet of our existing facilities through the remaining terms of the respective leases. We are actively seeking to sublease our remaining excess facilities. Specifically, we are currently seeking to sublease an additional portion of our headquarters facility, our entire Roseland, New Jersey office space and a portion of our office space in Austin, Texas. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact our cash flow and future operating results.

      As of December 31, 2001, we had no material long-term commitments for capital expenditures.

      Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At December 31, 2001, we had $674,000 in short and long-term liabilities, of which approximately $577,000 comprised deferred rent credits. Approximately $97,000 of the short and long-term liabilities represent loans, consisting primarily of capital lease obligations. These obligations include installment loans with third-party financing sources that are secured by the equipment financed by the third parties. The loans bear interest at rates between 14.4% and 15.1% and mature between February 2002 and August 2002.

      The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	2002	2003	2004	2005	Thereafter

Capital leases	$97	$—	$—	$—	$—
Operating leases	4,001	4,056	3,294	3,240	14,789

Total contractual cash obligations	$4,098	$4,506	$3,294	$3,240	$14,789

      Operating lease obligations relate to our existing facilities. As of March 22, 2002, we have signed agreements to sublease approximately 114,000 square feet of our existing facilities. Under the terms of the sublease agreements currently in effect, we expect to receive sublease payments of $1,729,000, $2,240,000, $1,792,000, $1,645,000 and $7,551,000 in 2002, 2003, 2004, 2005 and thereafter, respectively. However, there is a risk that one or more of the subtenants may breach the terms of the sublease agreements, which could negatively impact our cash flow and future operating results.

      We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. If we need to raise additional funds, we may not be able to do so on favorable terms or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced.

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

      We cannot predict our future quarterly revenues with any degree of certainty for a variety of reasons, because:

•	we operate with a limited order backlog, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter;

•	the market in which we compete is relatively new and rapidly evolving and has many new entrants;

•	we expect that, for the foreseeable future, revenues will come from sales to a small number of customers, so delays or cancellations of orders by a few customers can significantly impact revenues within a quarter;

•	our sales cycle varies substantially from customer to customer; and

•	the timing of large orders can significantly affect revenues within a quarter.

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

Our business could be materially adversely affected as a result of general economic and market conditions.

      We are subject to the effects of general global economic and market conditions. The U.S. economy is much weaker now then it has been in recent history, and may be in recession for the remainder of 2002, if not longer. A general economic slowdown could have serious negative consequences for our business and operating results. For example, an economic slowdown may cause some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. An economic slowdown could also cause a significant reduction in the value of our investments. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected.

We have a history of losses and expect to incur losses in the future.

      We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles related to the acquisition of KD1) for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $200.1 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2002. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

A decline in the price of, demand for, or market acceptance of our products would seriously harm our business.

      We currently derive a substantial portion of our revenues from two products — Personalization Manager and Advertising Advisor. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for these products, or their failure to achieve broad market acceptance, would result in decreased revenues and increased operating losses.

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

      Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Also, relationships with large systems integrators such as Accenture, large consulting firms and others are an important factor in successfully achieving widespread deployment of these solutions. Many of our competitors have such relationships in place today, and this may hinder our ability to gain equivalent access to systems integration resources. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors.

We may need to make acquisitions to remain competitive.

      A component of our business strategy is to seek to buy businesses, products and technologies that complement or augment our existing businesses, products and technologies. Acquisitions are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and the need for regulatory approvals. We may not be able to complete any given acquisition. Furthermore, in order to finance a potential acquisition, we may need to raise additional funds by selling our stock or borrowing money. We may not be able to find financing on favorable terms, and the sale of our stock may result in the dilution of our existing stockholders. If we do undertake any transaction of this sort, the process of integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition.

Our products have a lengthy sales cycle. As a result, it is difficult to predict the quarter in which a sale may occur.

      Our solutions are relatively new to the marketplace. As a result, we must use significant resources to educate potential customers on the use and benefits of our products. In addition, we believe that the purchase of our products is relatively discretionary and involves a significant commitment of capital and other resources by a customer. As a result, it usually takes our sales organization several months to finalize a sale. This makes it difficult to predict the quarter in which a sale may occur.

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

      We have licensed one or more of our products to more than 200 customers. However, only a limited number of these customers have a fully deployed operating application that utilizes our products. In addition, a significant number of Internet retailer customers have gone out of business, and are no longer utilizing our products. Because many of our customers have not yet fully implemented and deployed our products, we cannot be certain that our products will:

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

      Since January 2000, we have announced the commercial launch of several new or enhanced products including Personalization Manager, Advertising Advisor, Retail Analyst and Distribution Analyst. In addition, we expect to introduce new and enhanced products during 2002.

      These products have not received a significant degree of market acceptance. There are significant risks inherent in product introductions such as these. These products may not address some or all of the needs of customers and may contain undetected errors or failures. A lack of necessary features or errors or failures in the products will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of these new or enhanced products which may not occur on a timely basis or at all.

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

Acts of terrorism or war may hurt global economic conditions, which could harm our business.

      Our business is subject to and affected by forces, pressures and events affecting global economic conditions. The September 11, 2001 terrorist attacks exacerbated global economic conditions and adversely impacted many businesses, including that of Net Perceptions. Since the terrorist attacks, we have experienced delays in closing significant business transactions. We believe these delays have resulted, at least in part, from the terrorist attacks. Future terrorist acts or acts of war may cause damage or disruption to our employees, facilities, customers and suppliers, which could have a material adverse effect on our business, results of operations and financial condition.

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

      Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of December 31, 2001, our direct sales organization consisted of 23 employees. We may need to hire additional direct sales personnel in the future. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary. If we are unable to hire additional skilled sales personnel as needed, we may not be able to capture increased market share for our products and services.

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

      Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. As of December 31, 2001, our professional services and customer support organization consisted of 23 employees. There are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly qualified service personnel that our business needs.

We depend on international sales and, therefore, our business is susceptible to numerous risks associated with international operations.

      Licenses and services sold to customers outside of the United States accounted for approximately 16% of our total revenues in 1999, 22% in 2000 and 20% in 2001. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must retool and expand our international sales and marketing activities in order to be successful. To successfully expand international sales we must:

•	retool and expand our international operations;

•	hire international personnel; and

•	recruit additional international resellers and systems integrators.

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

      In 1999, we established operations in the United Kingdom and established operations in Japan through a joint venture that created Net Perceptions Japan. As of December 31, 2001, we had four employees located in the United Kingdom and one employee located in Canada. All other employees were located in the United States.

We may be unable to sublease or find suitable tenants for a portion of our principal executive offices and some of our other offices.

      In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Edina, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease an additional portion of this facility. We have also sublet all of the space at our Berkshire, United Kingdom facility and a portion of the space at our San Francisco, California facility. We are also currently seeking to sublease our Roseland, New Jersey office space and a portion of our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

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

      We have 17 pending United States patent applications and three issued United States patents. We also have license rights to three issued United States patents from the University of Minnesota and one allowed United States patent application. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents and potential future patents may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

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

      Our future success depends on the continued service of our key personnel. The loss of the services of one or more of our key employees could seriously harm our ability to increase our customer base and sales. As of December 31, 2001, we had 98 employees. We do not carry any key person life insurance policies.

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

      If our stockholders sell substantial amounts of our common stock, or there is a belief that such sales could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of common stock. As of December 31, 2001, we had outstanding 27,128,817 shares of common stock and options to acquire an aggregate of 3,719,019 shares of common stock, of which 1,075,431 were exercisable. Substantially all of our outstanding shares are freely tradeable and all shares acquired upon exercise of options will be freely tradeable. Those shares which are not freely tradeable may be resold publicly at any time, subject to the volume and other restrictions of Rule 144 under the Securities Act. If large numbers of these shares are sold over a short period of time, the price of our common stock could be adversely affected.

The market price of our common stock may be volatile, which could result in substantial losses for individual stockholders.

      The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new technological innovations, increased cost of operations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the industries into which we sell our products and services;

•	changes in the economic performance and/or market valuations of other comparable companies;

•	volatility in the stock markets, particularly with respect to technology stocks, and decreases in the availability of capital for technology-related businesses;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of additional shares of common stock; and

•	potential litigation.

      From April 23, 1999 (the first day of public trading of our common stock), through December 31, 2001, the high and low sales prices for our common stock fluctuated between $66.50 and $0.85. On March 22, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $1.69. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.

      On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our initial public offering in April 1999, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief financial officer and chief operating officer. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” We may in the future be the target of other similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

Provisions of our corporate organizational documents and rights agreement could delay or prevent a change of control, even if it would be beneficial to our stockholders.

      Various provisions of our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control and make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, the rights issued under our rights agreement may be a substantial deterrent to a person acquiring 15% or more of our common stock without the approval of our board of directors. These provisions in our certificate of incorporation, by-laws and rights agreement could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

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

      The growth of the market for our products and services would be impaired if:

•	use of the Internet, the Web and other on-line services does not continue to increase or increases more slowly than expected;

•	the infrastructure for the Internet, the Web and other on-line services does not effectively support expansion that may occur; or

•	the Internet, the Web and other on-line services do not become a viable commercial marketplace, which would inhibit the development of electronic commerce and of the need for our Personalization Manager product.

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

Our common stock may be delisted from Nasdaq.

      We may fail to maintain the minimum closing bid price of $1.00 for 30 consecutive business days as required by the Nasdaq National Market. If we are unable to demonstrate compliance with this or any other Nasdaq requirement, Nasdaq may take further action with respect to a potential delisting of our common stock. We may appeal any such decision by Nasdaq to the Nasdaq Listing Qualifications Panel. If our common stock were delisted from Nasdaq this could result, among other things, in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq, as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Through December 31, 2001, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

      Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. A hypothetical 100 basis point increase in interest rates would result in an approximate $496,000 decrease in the fair value of our investments as of December 31, 2001. Our objective in managing our exposure to interest rate risk is to preserve principal while at the same time maximizing the income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities in addition to debt and have adopted practices and policies to ensure that our portfolio remains adequately diversified. Due to the conservative nature of our investments and relatively short duration, interest risk is mitigated. Furthermore, we place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are included on pages F-1 through F-21 of this report. The supplementary financial information required by this Item is included in the section of this report captioned “Management’s Discussion and Analysis of Operating Results” under the heading “Selected Consolidated Quarterly Operating Results.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      We will file with the Securities and Exchange Commission a definitive Proxy Statement (the “Proxy Statement”) not later than 120 days after the close of the fiscal year ended December 31, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement.

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

(a) 1. Financial Statements

      The financials statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

     2. Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required. The information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto included in this report.

     3. Exhibits

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1).
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2).
3.2	Amended and Restated Bylaws as amended through April 18, 2001(3).
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended(1).
4.2	Specimen common stock certificate(1).
4.3	Specimen common stock certificate (including Rights Agreement Legend)(4).
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent(5).
4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)(5)
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)(5)
10.1	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers(1).
10.2	1996 Stock Plan(1).
10.3	1999 Equity Incentive Plan(1).
10.4	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001(3).
10.5	Employee Stock Purchase Plan(1).
10.6	Knowledge Discovery One, Inc. 1996 Stock Option/ Stock Issuance Plan(6).
10.7	Office Lease Agreement between DRF Holding LLC and Net Perceptions, Inc. dated April 5, 2000(7).
10.8	2000 Stock Plan(2).
10.9	Change in Control Severance Plan and Summary Plan Description(1).
10.10	Employment Agreement, dated as of May 24, 2001 between Net Perceptions, Inc. and Donald C. Peterson(5).

Exhibit
Number	Description

10.11	Severance Agreement, dated as of November 9, 2001 between Net Perceptions, Inc. and Thomas M. Donnelly.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781)

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781)

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781)

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(7)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781)

(b) Reports on Form 8-K

      During the fourth quarter of 2001 the Company did not file any Current Reports on Form 8-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NET PERCEPTIONS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of
Net Perceptions, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 25, 2002

NET PERCEPTIONS, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$14,929	$16,396
Short-term investments	58,676	52,484
Accounts receivable, net	1,309	6,449
Royalties receivable, net	—	671
Prepaid expenses and other current assets	2,301	1,729

Total current assets	77,215	77,729
Marketable securities	—	27,356
Property and equipment, net	3,679	12,760
Goodwill and other intangible assets, net	6,802	92,194
Other assets	1,182	1,795

Total assets	$88,878	$211,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314	$1,426
Accrued liabilities	3,215	5,614
Deferred revenue	1,835	3,743
Accrued restructuring costs	7,433	—
Current portion of long-term liabilities	97	582

Total current liabilities	12,894	11,365
Long-term liabilities, net of current portion	577	1,951

Total liabilities	13,471	13,316

Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 27,129 and 26,870 shares issued and outstanding at December 31, 2001 and 2000, respectively	2	2
Additional paid-in capital	274,869	274,458
Accumulated other comprehensive income	637	361
Accumulated deficit	(200,101)	(76,303)

Total stockholders’ equity	75,407	198,518

Total liabilities and stockholders’ equity	$88,878	$211,834

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,

	2001	2000	1999

Revenues:
Product	$2,979	$25,087	$11,408
Service and maintenance	7,184	11,501	3,721

Total revenues	10,163	36,588	15,129

Cost of revenues:
Product	943	1,807	286
Service and maintenance	4,792	10,691	2,735

Total cost of revenues	5,735	12,498	3,021

Gross margin	4,428	24,090	12,108

Operating expenses:
Sales and marketing	15,215	25,589	12,883
Research and development	10,572	19,354	8,625
General and administrative	6,198	11,146	4,005
Lease abandonment expense	225	1,250	—
Restructuring related charges	15,551	—	—
Amortization of intangibles	9,650	25,394	—
Impairment of goodwill and other intangibles	75,298	—	—

Total operating expenses	132,709	82,733	25,513

Loss from operations	(128,281)	(58,643)	(13,405)

Other income (expense):
Interest income	4,494	5,851	1,841
Interest expense	(88)	(160)	(212)
Other income (expense)	77	(595)	(263)

Total other income, net	4,483	5,096	1,366

Net loss	$(123,798)	$(53,547)	$(12,039)

Basic and diluted net loss per share	$(4.59)	$(2.12)	$(0.78)

Shares used in computing basic and diluted net loss per share	26,951	25,209	15,402

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Series B		Series C
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional
									Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, December 31, 1998	3,865	—	4,636	—	—	—	6,633	$1	$11,137
Conversion of preferred stock to common stock	(3,865)	—	(4,636)	—	—	—	10,669	1	650
Proceeds from initial public offering, net of $5,543 offering costs	—	—	—	—	—	—	4,198	—	53,213
Conversion of note payable to common stock	—	—	—	—	—	—	291	—	4,073
Exercise of common stock warrant	—	—	—	—	—	—	11	—	16
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	42	—	505
Exercise of stock options	—	—	—	—	—	—	288	—	169
Repurchase of unvested common stock	—	—	—	—	—	—	(106)	—	(27)
Compensation relating to stock options	—	—	—	—	—	—	—	—	1,495
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balance, December 31, 1999	—	—	—	—	—	—	22,026	2	71,231
Issuance of common stock for acquisition of Knowledge Discovery One, Inc., net of $2,175 acquisition costs	—	—	—	—	—	—	1,969	—	115,640
Proceeds from follow-on public offering net of $5,853 offering costs	—	—	—	—	—	—	2,000	—	84,647
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	216	—	1,174
Exercise of stock options	—	—	—	—	—	—	764	—	779
Repurchase of unvested common stock	—	—	—	—	—	—	(105)	—	(65)
Compensation relating to stock options	—	—	—	—	—	—	—	—	1,052
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balance, December 31, 2000	—	—	—	—	—	—	26,870	2	274,458
Exercise of stock options	—	—	—	—	—	—	115	—	59
Repurchase of unvested common stock	—	—	—	—	—	—	(2)	—	(6)
Compensation relating to stock options	—	—	—	—	—	—	—	—	230
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	146	—	128
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	—	—	—	—	27,129	$2	$274,869

[Additional columns below]

[Continued from above table, first column(s) repeated]

Accumulated
Other
Comprehensive
Income(Loss)

Balance, December 31, 1998	$—
Conversion of preferred stock to common stock	—
Proceeds from initial public offering, net of $5,543 offering costs	—
Conversion of note payable to common stock	—
Exercise of common stock warrant	—
Issuance of common stock under employee stock purchase plan	—
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Unrealized loss on available-for-sale investments	(89)
Net loss	—

Balance, December 31, 1999	(89)
Issuance of common stock for acquisition of Knowledge Discovery One, Inc., net of $2,175 acquisition costs	—
Proceeds from follow-on public offering net of $5,853 offering costs	—
Issuance of common stock under employee stock purchase plan	—
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Change in unrealized gain (loss) on available-for-sale investments	450
Net loss	—

Balance, December 31, 2000	361
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Issuance of common stock under employee stock purchase plan	—
Change in unrealized gain (loss) on available-for-sale investments	276
Net loss	—

Balance, December 31, 2001	$637

[Additional columns below]

[Continued from above table, first column(s) repeated]

Accumulated
Deficit

Balance, December 31, 1998	$(10,717)
Conversion of preferred stock to common stock	—
Proceeds from initial public offering, net of $5,543 offering costs	—
Conversion of note payable to common stock	—
Exercise of common stock warrant	—
Issuance of common stock under employee stock purchase plan	—
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Unrealized loss on available-for-sale investments	—
Net loss	(12,039)

Balance, December 31, 1999	(22,756)
Issuance of common stock for acquisition of Knowledge Discovery One, Inc., net of $2,175 acquisition costs	—
Proceeds from follow-on public offering net of $5,853 offering costs	—
Issuance of common stock under employee stock purchase plan	—
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Change in unrealized gain (loss) on available-for-sale investments	—
Net loss	(53,547)

Balance, December 31, 2000	(76,303)
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Issuance of common stock under employee stock purchase plan	—
Change in unrealized gain (loss) on available-for-sale investments	—
Net loss	(123,798)

Balance, December 31, 2001	$(200,101)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Comprehensive
	Stockholders’	Income
	Equity	(Loss)

Balance, December 31, 1998	$421	$(4,968)
Conversion of preferred stock to common stock	651	—
Proceeds from initial public offering, net of $5,543 offering costs	53,213	—
Conversion of note payable to common stock	4,073	—
Exercise of common stock warrant	16	—
Issuance of common stock under employee stock purchase plan	505	—
Exercise of stock options	169	—
Repurchase of unvested common stock	(27)	—
Compensation relating to stock options	1,495	—
Unrealized loss on available-for-sale investments	(89)	(89)
Net loss	(12,039)	(12,039)

Balance, December 31, 1999	48,388	(12,128)
Issuance of common stock for acquisition of Knowledge Discovery One, Inc., net of $2,175 acquisition costs	115,640	—
Proceeds from follow-on public offering net of $5,853 offering costs	84,647	—
Issuance of common stock under employee stock purchase plan	1,174	—
Exercise of stock options	779	—
Repurchase of unvested common stock	(65)	—
Compensation relating to stock options	1,052	—
Change in unrealized gain (loss) on available-for-sale investments	450	450
Net loss	(53,547)	(53,547)

Balance, December 31, 2000	198,518	(53,097)
Exercise of stock options	59	—
Repurchase of unvested common stock	(6)	—
Compensation relating to stock options	230	—
Issuance of common stock under employee stock purchase plan	128	—
Change in unrealized gain (loss) on available-for-sale investments	276	276
Net loss	(123,798)	(123,798)

Balance, December 31, 2001	$75,407	$(123,522)

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(123,798)	$(53,547)	$(12,039)
Reconciliation of net loss to net cash used by operating activities:
Depreciation and amortization	13,528	29,975	826
Provision for doubtful accounts	1,051	2,073	534
Lease abandonment expense	225	1,250	—
Compensation expense related to stock options	230	1,052	1,495
Restructuring related charges	15,551	—	—
Impairment of goodwill and other intangibles	75,298	—	—
Amortization of discounts on investments	(135)	—	—
Loss on disposal of assets	22	23	—
Equity in losses of joint venture	—	197	197
Changes in assets and liabilities excluding effect of business combination:
Accounts receivable	3,979	278	(5,028)
Royalties receivable	671	464	(922)
Prepaid expenses and other current assets	(462)	(177)	(781)
Other assets	613	(1,314)	(338)
Accounts payable	(1,112)	(2,167)	2,294
Accrued expenses	(5,957)	663	1,959
Deferred revenue	(1,908)	(110)	1,229
Other long-term liabilities	(92)	(340)	325

Net cash used in operating activities	(22,296)	(21,680)	(10,249)

Cash flows from investing activities:
Purchases of short-term investments and marketable securities	(132,886)	(136,853)	(26,803)
Sales and maturities of short-term investments and marketable securities	154,461	83,177	1,000
Investment in joint venture	—	—	(394)
Purchases of property and equipment	(248)	(9,390)	(4,556)
Net cash paid in acquisition, net of cash acquired	—	(1,156)	—

Net cash (used in) provided by investing activities	21,327	(64,222)	(30,753)

Cash flows from financing activities:
Proceeds from public stock offerings, net of offering costs of $5,853 and $5,543 in 2000 and 1999, respectively	—	84,647	53,213
Proceeds from borrowings under notes payable	—	—	4,000
Proceeds from issuance of stock under employee stock purchase plan	128	1,174	505
Proceeds from exercise of stock options and warrants, net of stock repurchases	53	714	159
Repayment of acquired entity bank loan	—	(1,000)	—
Principal payments under capital lease obligations and notes payable	(679)	(694)	(390)

Net cash (used in) provided by financing activities	(498)	84,841	57,487

Net (decrease) increase in cash and cash equivalents	(1,467)	(1,061)	16,485
Cash and cash equivalents at beginning of year	16,396	17,457	972

Cash and cash equivalents at end of year	$14,929	$16,396	$17,457

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for acquisition of Knowledge Discovery One, Inc.	$—	$117,815	$—
Conversions of preferred stock to common stock	—	—	651
Conversion of note payable to common stock	—	—	4,073
Insurance policy financed with note payable	—	—	450
Supplemental schedule of cash activity:
Interest paid	88	160	123

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

 1. Organization

      Net Perceptions, Inc. (the “Company”) was incorporated in Delaware on July 3, 1996. The Company develops and markets software solutions that enable its customers to interact more intelligently with their customers. The Company’s solutions integrate and analyze information about customers, products and promotional activity to generate specific actions its customers can take to improve their marketing, selling, merchandising and advertising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. The Company combines its software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add significant value to existing custom or purchased customer relationship management, or CRM, systems and processes.

      Sales to customers located outside of the United States totaled 20%, 22% and 16% of total revenues in 2001, 2000 and 1999 respectively. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 2001, 2000 or 1999.

      The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of electronic commerce, dependence on principal products and third-party technology, new product development and acceptance, actions of competitors, dependence on key personnel, international expansion, lengthy sales cycle, availability of sufficient capital and a limited operating history.

 2. Summary of significant accounting policies

Basis of presentation

      The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries operating in six foreign countries. All significant inter-company accounts and transactions have been eliminated. Revenues and identifiable assets attributable to the Company’s foreign subsidiaries were less than 10% of their respective totals. The equity method of accounting is used to account for the Company’s equity investment in a Japanese joint venture (see Note 9).

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management’s estimates and assumptions are evaluated on an on-going basis. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates.

Revenue recognition

      The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company derives revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support.

      For software arrangements that include multiple elements (e.g., software products, and/or maintenance or services), the Company allocates the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and service elements, as determined by vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. In software arrangements in which the Company does not have vendor-specific objective evidence of undelivered elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements have been delivered.

      Revenues from license fees are recognized when a non-cancelable agreement has been executed, the product has been shipped or electronically delivered, there are no uncertainties surrounding product acceptance, the fee is fixed or determinable and collection of the related receivable is considered probable. If the fee due from the customer is not fixed or determinable, revenues are recognized as payments become due from the customer. If the Company does not consider collection to be probable, then revenues are recognized when the fee is collected.

      License revenues related to license terms less than twenty-four months are recognized ratably over the term of the license period. When the Company offers products and services on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

      Revenues allocable to maintenance are recognized ratably over the term of the agreement. The Company evaluates arrangements that include professional and/or data processing services to determine whether those services are essential to the functionality of other elements of the arrangement. If professional services are considered essential, revenues from the arrangement are recognized using contract accounting, generally on a percentage-of-completion basis. When the Company does not consider the professional services to be essential, revenues allocable to the services are recognized as they are performed.

      The allowance for doubtful accounts was $149, $1,594 and $672 at December 31, 2001, 2000 and 1999, respectively.

Concentrations of credit risk and significant customers

      Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations are performed. Three customers accounted for 12%, 11% and 10% of total 2001 revenues and four customers accounted for 31%, 24%, 14% and 11% of accounts receivable at December 31, 2001. One customer accounted for 11% of total 2000 revenues and three customers accounted for 41%, 16% and 11% of accounts receivable at December 31, 2000. One customer accounted for 11% of total 1999 revenues and another customer accounted for 22% of accounts receivable at December 31, 1999. Royalties receivable are from the same customer at both December 31, 2000 and 1999.

Cash equivalents, short-term investments and marketable securities

      Cash equivalents, short-term investments and marketable securities consist principally of commercial paper, government agency notes and money market funds. Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of 90 days or less. The Company

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

determines the appropriate classification of short-term investments and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2001, all of the Company’s short-term investments and marketable securities were classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of stockholders’ equity.

Fair value of financial instruments

      The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2001 and 2000.

Property and equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets; or the shorter of the estimated useful lives or underlying lease term (in the case of leasehold improvements and capital lease equipment). Estimated useful lives generally range from three to ten years.

Impairment of long-lived assets

      The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and goodwill, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” warrant adjustments to such carrying amounts. In reviewing the carrying values of property and equipment, identifiable intangible assets and goodwill, the Company considers, among other things, the future cash flows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Goodwill recorded from the KD1 acquisition in February 2000 is evaluated at the enterprise level (see Note 4).

Other assets

      Other assets consist primarily of capital and operating lease deposits and long-term interest receivable.

Research and development

      Research and development expenditures, which include software development costs, are expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Income taxes

      The Company calculates income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

taxes. Income taxes are deferred for all temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred taxes are recorded using the enacted tax rates scheduled by tax law to be in effect when the temporary differences are expected to settle or be realized. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is considered uncertain.

Advertising expense

      The Company recognizes advertising expense as incurred. Advertising expense has been insignificant since inception.

Net loss per share

      Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 10, 87 and 819 shares at December 31, 2001, 2000 and 1999, respectively (see Note 8). Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 3,719, 3,452 and 2,549 shares of the Company’s common stock were outstanding as of December 31, 2001, 2000 and 1999, respectively, and could potentially dilute earnings per share in future periods.

Foreign currency translation

      All assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. The functional currency for each of the Company’s foreign subsidiaries and affiliates is the respective local currency. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statement of operations and are not significant.

Comprehensive income (loss)

      Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net loss and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt securities, be separately classified in the financial statements. Such disclosures are included in the consolidated statements of stockholders’ equity and comprehensive loss.

Stock-based compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation of No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

Recently issued accounting pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective for the Company beginning January 1, 2002 for existing goodwill and intangible assets. The adoption of these statements is expected to reduce 2002 annual amortization by approximately $3,100. However, as noted above, the remaining unamortized goodwill and intangible assets not subject to amortization of $6,513 will be subject to periodic impairment analysis, which could require a write-down of these assets upon the adoption of SFAS No. 142 or thereafter. The Company is currently evaluating the impairment requirements of SFAS No. 142 and does not expect to record an impairment charge upon completion of the initial impairment review.

      In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective for the Company beginning January 1, 2002. The Company is currently evaluating the impact of this standard on its financial position and results of operations and does not expect any material affect on its financial position or results of operations.

 3. Financial statement components

      Property and equipment consist of the following:

	December 31,

	2001	2000

Computer hardware	$5,663	$8,173
Leasehold improvements	380	3,669
Purchased computer software	1,369	2,097
Furniture, fixtures and equipment	1,216	3,183

	8,628	17,122
Less: Accumulated depreciation and amortization	(4,949)	(4,362)

	$3,679	$12,760

      Accrued liabilities consist of the following:

	December 31,

	2001	2000

Accrued wages and benefits	$1,424	$2,653
Accrued lease abandonment costs	448	877
Other accrued expenses	1,343	2,084

	$3,215	$5,614

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

 4. Acquisition of Knowledge Discovery One

      In February 2000, the Company acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for retailers. In this transaction, the Company acquired all of the outstanding shares of KD1 in exchange for 1,969 shares of its common stock, and KD1 became the Company’s wholly owned subsidiary. The value of the Company’s common stock issued for the KD1 acquisition was determined by the average of the Company’s stock price over a period ending shortly before the announcement of the acquisition. The Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 266 shares of its common stock for issuance upon the exercise of these options.

      The KD1 acquisition was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities assumed at their fair market values as of the transaction closing date, and the Company’s consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively. The Company also assumed net liabilities of approximately $940.

      At March 31, 2001, the Company performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of 2001 of the Company’s internal revenue projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in the Company’s first quarter 2001 stock price and its March 2001 plan of restructuring. As a result of its review, the Company recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon the Company’s estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on the Company’s internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the ten year period ended December 31, 2000 — a rate considered appropriate given the Company’s recent revenue levels. The estimated terminal value was based on the Company’s recent revenue multiple based on trailing twelve months revenues as objectively observed from the stock market’s valuation of the Company. In accordance with FAS No. 142, beginning January 1, 2002, goodwill and certain other intangible assets will no longer be amortized, resulting in a reduction of annual amortization expense of approximately $3,100 in 2002. Instead, these assets will be tested at least annually for impairment. Amortization expense related to other intangible assets is expected to be $257 and $32 for 2002 and the first quarter of 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset not subject to amortization of $6,500 are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of the periods presented:

	Year Ended
	December 31,

	2000	1999

	(unaudited)	(unaudited)
Total revenues	$37,052	$18,644
Net loss	$(58,906)	$(50,561)
Net loss per share	$(2.31)	$(2.91)

      The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

 5. Restructuring related charges

      The Company recorded restructuring related charges totaling $15,551 in 2001. In March 2001, the Company instituted a restructuring plan to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plan, the Company reduced its workforce by approximately 46%, or 124 positions throughout the organization, and recorded a charge of $13,920 to reorganize the Company and exit certain facilities in various United States and international locations. This $13,920 charge included $10,200 related to facility consolidation, $1,190 of employee termination costs and $2,530 of losses on the disposal of assets and other restructuring charges. During the third quarter of 2001, the Company reduced its workforce by 45 employees and recorded an additional $1,771 restructuring related charge. This $1,771 charge included $878 for estimated losses on the disposal of fixed assets, $449 for leasehold write-offs related to facility consolidation and $444 for employee severance payments. During the fourth quarter of 2001, the total restructuring charge was decreased by $140 to reflect the actual costs of exiting certain marketing activities in connection with the restructuring.

      A total of $8,118 was charged against the restructuring reserve as of December 31, 2001, lowering the accrued restructuring liability to $7,433. These charges included $2,887 of non-cash leasehold write-offs, $2,908 of other non-cash fixed assets write-offs, $1,523 in employee severance payments, $1,869 in rent payments, $301 of real estate broker fees and $258 in other office consolidation expenses. These charges were partially offset by a $1,087 application of deferred rent against the charge, $261 of proceeds on the sale of fixed assets and $280 of sublease income. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      The following table presents a summary of the restructuring related activities and accrued restructuring charges as of December 31, 20001:

			Sublease	Non-Cash	Accrued
			Income and	Asset	Restructuring
	Restructuring		Proceeds from	Disposals and	as of
	Charges, Net	Restructuring	the Sale of	Deferred Rent	December 31,
Description	of Reversal	Payments	Fixed Assets	Write-Off	2001

Lease commitments and related items	$10,649	$(2,233)	$280	$(1,800)	$6,896
Employee severance and termination costs	1,634	(1,523)	—	—	111

Subtotal	12,283	(3,756)	280	(1,800)	7,007
Fixed asset disposals and other costs	3,268	(195)	261	(2,908)	426

	$15,551	$(3,951)	$541	$(4,708)	$7,433

 6. Income taxes

      For income tax purposes, the Company has available net operating loss carry-forwards of approximately $91,600 and research and development credit carry-forwards of $195 at December 31, 2001. The net operating loss and research and development credit carry-forwards expire in 2011 through 2020 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements as their utilization is considered uncertain based on the weight of available information. Historically, the effective tax benefit rate differs from the statutory federal tax benefit rate of 35% primarily due to state income taxes. For the year ended December 31, 2001, the effective tax benefit rate differs from the statutory federal tax benefit rate of 35% primarily due to nondeductible goodwill amortization, impairment of goodwill and other intangibles and state income taxes.

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carry-forwards	$32,646	$16,200
Restructuring related costs	5,530	—
Research and development credit carry-forwards	195	195
Accrued vacation and other current liabilities	403	1,805
Accounts receivable allowance	58	622

Total deferred tax assets	38,832	18,822
Valuation allowance	(38,832)	(18,822)

Total net deferred income taxes	$—	$—

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

 7. Long-term liabilities

      Long-term liabilities consist of the following:

	December 31,

	2001	2000

Capital leases	$97	$682
Note payable	—	94
Deferred rent	577	1,757

	674	2,533
Less: Current portion	(97)	(582)

	$577	$1,951

Capital leases

      The Company has maintained lease lines of credit with leasing companies for the acquisition of property and equipment under capital lease arrangements. The lease lines of credit expired on December 31, 1999. Existing borrowings bear interest at 14.4% to 15.1% and are due in varying monthly installments through August 2002.

 8. Stockholders’ equity

      The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2001, the total number of shares that the Company was authorized to issue was 105,000 shares, of which 100,000 were common stock and 5,000 were preferred stock. The Company has completed two public stock offerings. In March 2000, the Company completed a follow-on public stock offering, selling 2,000 shares of common stock at a price of $45.25 per share, raising a total of $84,647 in net proceeds after payment of underwriting discounts, commissions and offering expenses. In April and May 1999, the Company completed an initial public offering (“IPO”), selling 4,198 shares of common stock at a price of $14 per share, including 548 shares sold pursuant to the exercise of an over-allotment option, raising a total of $53,213 in net proceeds after payment of underwriting discounts, commissions and offering expenses.

Preferred stock

      There was no preferred stock outstanding at December 31, 2001 or December 31, 2000. All shares of the Company’s preferred stock outstanding at December 31, 1998 (10,669 shares) were converted to common stock in connection with the IPO. Shares of the Company’s preferred stock were convertible, at the option of the holder, into common stock on a share for share basis, included voting rights and provided for certain preferential dividend, liquidation, redemption and other rights.

Stock warrant

      In October 1997, the Company issued a warrant to purchase Series C Preferred Stock to a bank pursuant to a business loan agreement that expired in 1998. The warrant was for shares of Series C Preferred Stock at $1.535 per share, but converted to a warrant for shares of common stock upon the closing of the IPO. The warrant had a nominal value on the date of issuance and was exercised in August 1999.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

Common stock

      Total shares of common stock outstanding at December 31, 2001 were 27,129, of which 10 are subject to a repurchase option, which is at the Company’s discretion, at the original sale price in the event the employee holding the shares terminates employment with the Company. In general, the Company’s repurchase option expires to the extent of 25% of the applicable shares after the first year of service and then in equal amounts over the next 36 months. The remaining repurchase option on shares of common stock, including common stock underlying unexercised stock options may lapse in the event of a change in control.

Loan converted to common stock

      In February 1999, a foreign corporate investor loaned $4,000 to the Company at an interest rate of 8%. The note and accrued interest were converted into 291 shares of unregistered common stock in April 1999 in connection with the IPO at a conversion price equal to the IPO offering price of $14 per share.

Stock option plans

      In April 2000, the Company’s Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. During fiscal year 2001, 18 options were granted under the 2000 Plan. The total number of options available for future grant under the 2000 Plan was 336 at December 31, 2001. Stock options granted under the 2000 Plan typically vest over four years and generally expire ten years from the date of grant.

      In February 1999, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and nonqualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2001, 2,633 options were granted under the 1999 Plan. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the 1999 Plan will, in accordance with the terms of the 1999 Plan, be increased automatically by the lesser of 5% of the total number of common shares then outstanding or 1,500 shares. Accordingly, the number of shares of common stock reserved for issuance under the 1999 Plan increased by 1,344 and 1,101 shares in 2001 and 2000, respectively. The total number of options available for future grant under the 1999 Plan was 1,742 at December 31, 2001. Stock options granted under the 1999 Plan typically vest over four years and generally expire ten years from the date of grant.

      In February 1999, the Company’s Board of Directors adopted the 1999 Non-Employee Director Option Plan (the “1999 Non-Employee Plan”) under which nonqualified stock options are granted to non-employee directors of the Company. The 1999 Non-Employee Plan was amended and restated in April 2001. Under the 1999 Non-Employee Plan, 195, 30 and 20 options were granted in fiscal year 2001, 2000 and 1999, respectively. As of December 31, 2001, 255 options were available for future grant under the 1999 Non-Employee Plan. Stock options granted under the 1999 Non-Employee Plan to a director upon his or her initial election or appointment typically become exercisable over a two-year period after issuance and expire ten years from the date of grant. Stock options granted under the 1999

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

Non-Employee Plan to a director at each annual meeting of the Company’s stockholders typically are immediately exercisable and expire ten years from the date of grant.

      The Company’s 1996 stock option plan (the “1996 Plan”) provides for the issuance of both incentive and nonqualified stock options to employees. The incentive options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant, subject to certain repurchase rights held by the Company. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Stock options granted under the 1996 Plan are immediately exercisable but are subject to certain discretionary repurchase rights by the Company, and generally expire ten years from the date of grant. In general, common stock underlying options are subject to repurchase by the Company at the original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service and then expires ratably over the next 36 months. Upon adoption of the 1999 Plan, the Company ceased granting options under the 1996 Plan.

      Deferred compensation related to stock options granted below fair market value in 1999 and 1998 totaled $2,826. Such compensation is considered deferred compensation and amortized over the four-year repurchase period of the common stock underlying the related options. Related amortization of stock compensation expense was $173, $625 and $1,495 in fiscal years 2001, 2000 and 1999, respectively, and will total $59 in 2002.

      Stock compensation expense related to accelerated vesting of stock options was $42 and $427 in 2001 and 2000, respectively. In 2001, the Company recognized $15 of other stock compensation expense.

      Stock compensation expense recorded in the functional expense categories within operating expenses in 2001, 2000 and 1999, was allocated as follows:

	2001	2000	1999

Sales and marketing	$39	$516	$784
Research and development	154	459	431
General and administrative	37	77	280

	$230	$1,052	$1,495

      A summary of activity of the Company’s stock option plans is presented below:

	Years Ending December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,452	$14.16	2,549	$8.04	1,401	$0.52
Granted	2,846	1.40	2,759	19.97	1,525	13.67
KD1 options assumed	—	—	266	2.31	—	—
Exercised	(115)	.53	(765)	1.02	(272)	0.62
Canceled	(2,464)	13.74	(1,357)	19.49	(105)	8.84

Outstanding at end of year	3,719	$4.97	3,452	$14.16	2,549	$8.04

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range Of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.13 – $1.08	329	7.04	$0.69	254	$0.58
$1.09 – $1.09	557	9.23	$1.09	137	$1.09
$1.10 – $1.10	503	9.81	$1.10	21	$1.10
$1.12 – $1.40	404	9.35	$1.33	64	$1.23
$1.72 – $1.72	750	9.39	$1.72	0	$0.00
$1.75 – $3.56	508	8.91	$3.07	165	$2.78
$4.00 – $17.00	430	7.71	$10.74	323	$9.87
$18.13 – $50.56	237	8.14	$38.13	110	$38.23
$57.33 – $57.33	1	8.04	$57.33	1	$57.33

	3,719	8.87	$4.97	1,075	$7.74

      For the purposes of the SFAS No. 123 pro forma disclosures below, the estimated fair value of the options is amortized to expense over the four year repurchase period of the common stock underlying the related options. Had compensation expense for the Company’s stock plan been determined based on the minimum value at the grant date for awards during 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share for fiscal years 2001, 2000 and 1999 would have been the pro forma amounts indicated below:

	2001	2000	1999

Net loss:
As reported	$(123,798)	$(53,547)	$(12,039)
Pro forma	(127,822)	(61,148)	(12,202)
Basic and diluted net loss per share:
As reported	$(4.59)	$(2.12)	$(0.78)
Pro forma	(4.74)	(2.43)	(0.79)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 0% for all years; risk-free interest rates of 4.6%, 6.1% and 5.8%; expected lives of 5 years, and volatility factors of 97%, 90% and 66% in 2001, 2000 and 1999 for grants after the IPO. Volatility factors were not used for periods prior to the IPO as this factor is not applicable to non-public companies for these fair value calculations. The weighted-average fair value of options granted during 2001, 2000 and 1999 using the Black-Scholes option-pricing model was $1.24, $14.60 and $8.24 per share, respectively.

Employee Stock Purchase Plan

      In February 1999, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The initial number of shares of common stock reserved for issuance under the Purchase Plan was 1,000. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the Purchase Plan will, in accordance with the terms of the Purchase Plan, be increased automatically by the lesser of 2% of the total number of common shares then outstanding or 300 shares. Accordingly, the number of shares of common stock

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

reserved for issuance under the Purchase Plan increased by 300 in each of 2001 and 2000. As of December 31, 2001, 1,196 shares were available for future purchase under the Employee Stock Purchase Plan. During 2001, 2000 and 1999, 146, 216 and 42 shares, respectively, were issued under the Purchase Plan.

Stock split

      On March 22, 1999, the Company’s Board of Directors authorized a 2-for-1 stock split of the then issued and outstanding capital stock. All references to common stock amounts and preferred stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

Stockholders’ rights plan

      In June 2001, the Company entered into a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, stockholders of record on June 14, 2001 were distributed Rights (the “Rights”) to acquire one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”), at a rate of one Right for each share of the Company’s common stock (the “Common Stock”) held by stockholders on such date. The Rights trade together with the Common Stock and generally become exercisable on the tenth day after a person or group (i) acquires 15% of more of the outstanding Common Stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 15% or more of the Common Stock. In the event that a person or group acquires 15% or more of the Common Stock (a “Stock Acquisition”), each Right not owned by the 15% or more stockholder (the “Acquiring Person”) and its affiliates would become exercisable for the exercise price of the Right (currently, $15) for either Preferred Stock or Common Stock in an amount equal to the then current exercise price of the Right divided by one half the then current market price of the Common Stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for the exercise price of the Right for common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person’s common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by the Company’s Board of Directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

 9. Joint venture

      In July 1999, the Company entered into a joint venture agreement under which the Company and three other companies formed Net Perceptions Japan for the purpose of distributing the Company’s and other non-competing software products in Japan. Under the agreement, the Company contributed capital of $394 for a 45% interest in the joint venture. The Company accounts for this joint venture investment using the equity method of accounting, records its share of income or loss in the income statement and correspondingly adjusts the carrying value of the investment. In 2000 and 1999, the Company recorded its 45% share of losses in Net Perceptions Japan, which were $197 in each year, effectively reducing the Company’s original capital investment to zero.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

10. Commitments and contingencies

Operating leases

      The Company has entered into operating lease commitments for its office space. In connection with the restructuring described in Note 5, the Company has subleased a significant portion of its office space and is actively seeking to sublease remaining excess space. However, the Company remains obligated under these lease agreements. Minimum future lease payments due under the agreements are as follows:

Year Ending December 31,

2002	$4,001
2003	4,056
2004	3,294
2005	3,240
2006	3,094
2007 and after	11,695

$29,380

      Under the terms of existing sublease agreements, the Company expects to receive sublease payments of $1,729, $2,240, $1,792, $1,645, $1,718 and $5,833 in 2002, 2003, 2004, 2005, 2006 and 2007 and thereafter, respectively. However, there is a risk that one or more of the subtenants may breach the terms of the sublease agreements and the Company may not receive all of the expected payments.

      Rent expense totaled $1,709, $2,333 and $847 for the years ended December 31, 2001, 2000 and 1999, respectively.

Contingencies

      On or about November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s IPO, several other underwriters who participated in the Company’s IPO, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s chief operating officer and chief financial officer. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, with the Company’s direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of the Company’s common stock following the Company’s initial public offering by requiring their customers, in exchange for receiving allocations of shares of common stock sold in the Company’s initial public offering, to pay excessive commissions on transactions in other securities and to purchase additional shares of the Company’s common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the Company’s common stock between April 22, 1999 through December 6, 2000.

      Management believe that the allegations are without merit, and the Company intends to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

11. 401(k) plan

      The Company has a 401(k) employee retirement plan under which eligible employees may contribute up to 20% of their annual compensation, subject to certain limitations. Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, the Company to match employee contributions. The Company has not made any such matching contributions.

12. Segment data

      The Company operates in one segment, selling software products and related services. The Company’s chief operating decision-maker evaluates revenue and profitability performance on an enterprise-wide basis to make operating and strategic decisions. Approximately 56%, 80% and 100% of total revenues in fiscal year 2001, 2000 and 1999, respectively, were attributable to the Net Perceptions Personalization Manager (or predecessor products). Advertising Advisor (or predecessor products), which the Company acquired in February 2000 as part of its acquisition of KD1, accounted for approximately 42% and 13% of our total revenues in 2001 and 2000, respectively. Service revenues in all periods presented were derived principally from implementation and support of the Company’s software products.

      In addition, the Company does not allocate operating expenses to any segments, nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

13. Related Party Transaction

      In December 2000, the Company entered into a full recourse secured promissory note and security agreement with an officer of the Company. Under the terms of the agreement, up to $300 could be loaned to the officer prior to April 15, 2001 solely to pay federal income tax owed by the officer in connection with the officer’s exercise in March 2000 of an option to purchase shares of the Company’s stock. Amounts outstanding under the note shall bear interest at 8% per annum and are partially secured by 33,000 shares of the Company’s stock held by the officer and pledged to the Company. On April 11, 2001, $258 was loaned to the officer to pay alternative minimum tax relating to the option exercise under the terms of the note.

      Principal and interest owed by the officer shall be forgiven if the officer’s employment is terminated other than voluntarily or for cause, or if there is a change in control of the Company as defined in the agreement. Additionally, one-third of the original principal and accrued interest will be forgiven for each year that the officer remains continuously employed by the Company subsequent to April 2001. Otherwise, principal and accrued interest are payable by the officer in April 2003.

      The principal balance of the loan is being amortized to expense ratably over the term of the agreement commencing in April 2001. As of December 31, 2001, the balance of $193 is included in prepaid expenses and other current assets.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET PERCEPTIONS, INC.

By:	/s/ DONALD C. PETERSON

Donald C. Peterson
President and Chief Executive Officer

Date: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 1, 2002.

Signature	Title

/s/ DONALD C. PETERSON Donald C. Peterson	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ THOMAS M. DONNELLY Thomas M. Donnelly	Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ SHARRI E. MAJOR Sharri E. Major	Vice President, Finance & Administration (Principal Accounting Officer)

/s/ JOHN T. RIEDL John T. Riedl	Director

/s/ JOHN F. KENNEDY John F. Kennedy	Director

/s/ WILLIAM LANSING William Lansing	Director

/s/ STEVEN J. SNYDER Steven J. Snyder	Director

/s/ ANN L. WINBLAD Ann L. Winblad	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1).
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2).
3.2	Amended and Restated Bylaws as amended through April 18, 2001(3).
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended(1).
4.2	Specimen common stock certificate(1).
4.3	Specimen common stock certificate (including Rights Agreement Legend)(4).
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent(5).
4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)(5)
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)(5)
10.1	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers(1).
10.2	1996 Stock Plan(1).
10.3	1999 Equity Incentive Plan(1).
10.4	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001(3).
10.5	Employee Stock Purchase Plan(1).
10.6	Knowledge Discovery One, Inc. 1996 Stock Option/ Stock Issuance Plan(6).
10.7	Office Lease Agreement between DRF Holding LLC and Net Perceptions, Inc. dated April 5, 2000(7).
10.8	2000 Stock Plan(2).
10.9	Change in Control Severance Plan and Summary Plan Description(1).
10.10	Employment Agreement, dated as of May 24, 2001 between Net Perceptions, Inc. and Donald C. Peterson(5).
10.11	Severance Agreement, dated as of November 9, 2001 between Net Perceptions, Inc. and Thomas M. Donnelly.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781)

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781)

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781)

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(7)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781)