Form 10-Q
period 2002-03-31
NET PERCEPTIONS INC
filed 2002-05-15
CIK 1078203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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
Edina, Minnesota 55435
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

Yes [X] No [   ]

The number of shares of the registrant’s common stock outstanding as of April 30, 2002 was 27,254,279.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2002

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

     References in this Quarterly Report on Form 10-Q to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”).

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,415	$14,929
Short-term investments	59,926	58,676
Accounts receivable, net	541	1,309
Prepaid expenses and other current assets	2,302	2,301

Total current assets	72,184	77,215
Property and equipment, net	2,787	3,679
Goodwill and other intangible assets, net	6,738	6,802
Other assets	1,251	1,182

Total assets	$82,960	$88,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$316	$314
Accrued liabilities	2,918	3,215
Deferred revenue	1,659	1,835
Accrued restructuring costs	6,209	7,433
Current portion of long-term liabilities	25	97

Total current liabilities	11,127	12,894
Long-term liabilities, net of current portion	560	577

Total liabilities	11,687	13,471

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	274,911	274,869
Accumulated other comprehensive income (loss)	(67)	637
Accumulated deficit	(203,573)	(200,101)

Total stockholders’ equity	71,273	75,407

Total liabilities and stockholders’ equity	$82,960	$88,878

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months Ended
	March 31,

	2002	2001

	(Unaudited)
Revenues:
Product	$43	$1,008
Service and maintenance	1,097	2,327

Total revenues	1,140	3,335
Cost of revenues:
Product	123	441
Service and maintenance	770	2,292

Total cost of revenues	893	2,733
Gross margin	247	602
Operating expenses:
Sales and marketing	1,481	7,970
Research and development	1,960	4,033
General and administrative	742	2,287
Lease abandonment expense	—	225
Restructuring related charges	367	13,920
Amortization of intangibles	28	7,256
Impairment of goodwill and other intangibles	—	75,298

Total operating expenses	4,578	110,989

Loss from operations	(4,331)	(110,387)
Other income, net	859	1,593

Net loss	$(3,472)	$(108,794)

Net loss per share:
Basic and diluted	$(0.13)	$(4.05)
Shares used in computing basic and diluted net loss per share	27,161	26,844

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,472)	$(108,794)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	669	8,721
Provision for doubtful accounts	55	45
Lease abandonment expense	—	225
Compensation expense related to stock options	15	96
Restructuring related charges	367	13,920
Impairment of goodwill and other intangibles	—	75,298
Amortization of premiums (discounts) on investments	23	(230)
Changes in assets and liabilities:
Accounts receivable	713	3,801
Royalties receivable	—	54
Prepaid expenses & other current assets	(1)	(677)
Other assets	(69)	456
Accounts payable	2	(988)
Accrued expenses	(1,588)	417
Deferred revenue	(176)	(1,275)
Other long-term liabilities	(17)	(43)

Total adjustments	(7)	99,820

Net cash used in operating activities	(3,479)	(8,974)
Cash flows from investing activities:
Purchases of short-term investments	(13,585)	(53,797)
Sales and maturities of short-term investments	11,608	73,132
Purchases of property and equipment	—	(101)
Proceeds from disposal of fixed assets	—	43

Net cash (used in) provided by investing activities	(1,977)	19,277
Cash flows from financing activities:
Proceeds from exercise of stock options, net of stock repurchases	14	22
Principal payments under capital lease obligations and notes payable	(72)	(186)

Net cash used in financing activities	(58)	(164)

Net (decrease) increase in cash and cash equivalents	(5,514)	10,139
Cash and cash equivalents at beginning of period	14,929	16,396

Cash and cash equivalents at end of period	$9,415	$26,535

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K (File No. 000-25781). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $703 and $7 for the three months ended March 31, 2002 and 2001, respectively.

Note 2. Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 was effective for the Company beginning January 1, 2002 for existing goodwill and intangible assets. See Note 5 to the Consolidated Financial Statements for additional discussion on the impact of SFAS No. 141 and No. 142.

     In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 was effective for the Company beginning January 1, 2002. The adoption of SFAS No.144 had no impact on the Company’s financial position or results of operations.

     In accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues and cost of service revenues include $49 of such amounts for the three months ended March 31, 2002. Additionally, service revenues and cost of service revenues of $94 for the three months ended March 31, 2001 have been reclassified to conform to current period presentation.

Note 3. Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 5 and 33 at March 31, 2002 and 2001, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of stock options and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 3,426 and 2,879 shares of the Company’s common stock were outstanding as of March 31, 2002 and 2001, respectively, and could potentially dilute earnings per share in future periods.

Note 4. Impairment of Goodwill and Other Intangibles

     In February 2000, the Company acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for retailers. Intangible assets recorded in conjunction with the acquisition consisted of acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively. At March 31, 2001, the Company performed and impairment assessment of the goodwill and intangible assets recorded in connection with the acquisition of KD1. As a result of its review, the Company recorded a $75,298 impairment charge to reduce goodwill and other intangible assets to their estimated fair values.

Note 5. Goodwill and Other Intangible Assets — Adoption of SFAS No. 141 and No. 142

     Effective January 1, 2002, in accordance with SFAS No. 141 and No. 142, the Company ceased amortizing goodwill and certain other identified intangible assets that had a net book value of approximately $6,500 as of January 1, 2002, which is expected to reduce 2002 annual amortization expense by approximately $3,100. Instead these assets will be reviewed for impairment at least annually with the transitional impairment review performed no later than June 30, 2002. The Company does not expect to record an impairment charge upon completion of the transitional impairment review; however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     The adoption of these statements resulted in not recognizing $771 of amortization expense for the three months ended March 31, 2002 that would have been recognized had the old standards been in effect. The same period last year included $7,006 in amortization expense relating to goodwill and certain other identified intangible assets that are no longer being amortized.

     The following table presents the impact of these statements on net loss and net loss per share, as if they had been in effect for the three months ended March 31, 2001:

	Three Months Ended
	March 31,

	2002	2001	2001
	Reported	Adjusted	Reported

Net Loss	$3,472	$101,788	$108,794

Net Loss per Share	$(0.13)	$(3.79)	$(4.05)

     Intangible assets subject to amortization were as follows:

	March 31,	December 31,
	2002	2001

Existing Technology	$1,775	$1,775
Customer List	1,331	1,331

	3,106	3,106
Less: Accumulated Amortization of Existing Technology	(1,647)	(1,610)
Less: Accumulated Amortization of Customer List	(1,235)	(1,207)

	(2,882)	(2,817)
	$224	$289

     Amortization expense related to other intangible assets was $65 for the three months ended March 31, 2002 and is expected to be $257 and $32 for the full fiscal year ending December 31, 2002 and three months ending March 31, 2003, respectively.

Note 6. Restructuring Related Charges

     The Company recorded restructuring related charges of $367 in the first quarter of 2002 related to employee termination costs due to a reduction in workforce by 15 or 15%. In 2001, the Company instituted two separate restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $15,551 in 2001, of which $13,920 was recorded in the first quarter of 2001.

     A total of $1,591 was charged against the restructuring reserve during the first quarter of 2002, lowering the accrued restructuring liability to $6,209. These charges included $287 of non-cash fixed assets write-offs, $309 in employee severance payments, $637 in rent payments, $632 in costs relating to subletting facilities and $41 in loss on sale of fixed assets. These charges were partially offset by $315 of sublease income. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and related restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of March 31, 2002:

				Sublease		Accrued
	Accrued			Income and		Restructuring
	Restructuring			Proceeds from	Non-Cash	as of
	as of December 31,	Restructuring	Restructuring	the Sale of	Asset	March 31,
Description	2001	Charge	Payments	Fixed Assets	Disposals	2002

Lease commitments and related items	$6,896	$—	$(1,267)	$315	$—	$5,944
Employee severance and termination costs	111	367	(309)	—	—	169

Subtotal	7,007	367	(1,576)	315	—	6,113
Fixed asset disposals and other costs	426	—	(2)	(41)	(287)	96

	$7,433	$367	$(1,578)	$274	$(287)	$6,209

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

     We were incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. In 2001, we instituted two separate restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001 and 85 as of March 31, 2002.

     We have sustained losses on a quarterly and annual basis since inception. As of March 31, 2002, we had an accumulated deficit of $203.6 million. Our net loss was $3.5 million in the first quarter of 2002 (including $367,000 in restructuring related charges, $80,000 of amortization of intangible assets and non-cash stock compensation expense), compared to a net loss of $108.8 million in the first quarter of the prior year (including $13.9 million in restructuring related charges, $75.3 million of impairment of goodwill and other intangible charges, $7.7 million of amortization of goodwill and other intangibles and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our product revenues since the third quarter of 2000. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability (including restructuring charges, amortization and impairment of goodwill and other intangibles and stock compensation) in 2002.

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

     We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. Our revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support.

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

     Sublease income. In conjunction with the restructuring related charges recorded in 2001 and 2002, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Litigation. We have not recorded an estimated liability related to the class action lawsuit in which we are named. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” Due to the uncertainties related to both the likelihood and the amount of any potential loss, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and revise our estimates accordingly. Revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

     Valuation of long-lived and intangible assets and goodwill. We review goodwill, identifiable intangibles and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of business and asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows the discounted cash flows will be used to measure the impairment. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Product	4%	30%
Service and maintenance	96	70

Total revenues	100	100
Cost of revenues:
Product	11	13
Service and maintenance	67	69

Total cost of revenues	78	82
Gross margin	22	18
Operating expenses:
Sales and marketing	130	239
Research and development	172	121
General and administrative	65	68
Lease abandonment expense	0	7
Restructuring related charges	32	417
Amortization of intangibles	3	218
Impairment of goodwill and other intangibles	0	2,258

Total operating expenses	402	3,328

Loss from operations	(380)	(3,310)
Other income, net	75	48

Net loss	(305)%	(3,262)%

REVENUES

     Total revenues. Total revenues declined 66% to $1.1 million in the quarter ended March 31, 2002, from $3.3 million in the first quarter of 2001. Revenues from sales in the United States were $973,000 in the first quarter of 2002 compared to $2.3 million in the first quarter of 2001, representing 85% and 69% of total revenues, respectively. Revenues from international sales in the first quarter of 2002 were $167,000 or 15% of total revenues compared to $1.0 million or 31% of total revenues in the first quarter of the prior year. The majority of international sales were made in Europe and Asia by our direct sales organizations based in the United States and the United Kingdom. International sales are generally denominated in United States dollars.

     Product revenues. Product revenues declined 96% to $43,000 in the first quarter of 2002 compared to $1.0 million for the same period in the prior year. Product revenues comprised 4% of total revenues for the first quarter of 2002 compared to 30% for the same period in the prior year. The decrease in product revenues is attributable to a combination of factors, including the rapid deterioration of Internet retailers, a longer sales cycle due to our pursuit of larger transactions with larger organizations, increased competition, and the deferral of purchase decisions by our current and potential customers due to economic uncertainty. Prior percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services, and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 53% to $1.1 million in the first quarter of 2002 from $2.3 million in the first quarter of 2001. Service and maintenance revenues comprised 96% and 70% of total revenues in the first quarter of 2002 and 2001, respectively. The decrease in service and maintenance revenues in absolute dollars reflects lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, particularly Internet retailers. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

     As stated in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Hence, service revenues include $49,000 of such amounts for the three months ended March 31, 2002. Additionally, service revenues of $94,000 for the three months ended March 31, 2001 has been reclassified to conform to current period presentation.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 72% to $123,000 in the first quarter of 2002 from $441,000 in the first quarter of 2001, representing 286% and 44% of the related product revenues, respectively. The decrease in cost of product revenues in absolute dollars is primarily attributable to a decrease in amortization of acquired technology cost in connection with our acquisition of KD1 in February 2000 and to reduced product revenues and royalties payable to third parties. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We currently intend to decrease our reliance on licensed third-party technology in 2002, which may result in the cost of product revenues declining as a percentage of product revenues.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 66% to $770,000 in the first quarter of 2002, from $2.3 million in the first quarter of the prior year, representing 70% and 98% of the related services and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to decreased use of third-party consultants to staff consulting engagements and headcount reductions in our service organization as a result of our restructuring efforts. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

     As stated above, and in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Hence, cost of service revenues includes $49,000 of such amounts for the three months ended March 31, 2002. Additionally, cost of service revenues of $94,000 for the three months ended March 31, 2001 has been reclassified to conform to current period presentation.

OPERATING EXPENSES

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 81% to $1.5 million in the first quarter of 2002, compared to $8.0 million in the first quarter of 2001. Sales and marketing expenses were 130% and 239% of total revenues in the first quarter of 2002 and 2001, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses were

$2.0 million in the first quarter of 2002, a decrease of 51% from the $4.0 million in the first quarter of 2001. Research and development expenses were 172% and 121% of total revenues in the first quarter of 2002 and 2001, respectively. The decrease in research and development expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses decreased 68% to $742,000 from $2.3 million, representing 65% and 69% of total revenue in the first quarter of 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts.

     Lease abandonment expenses. Lease abandonment expenses relate to our August 2000 abandonment of our previous headquarters facility upon our move to new corporate headquarters. In October 2001, we entered into an agreement to sublease the majority of our previous headquarters facility to a third party. For the three months ended March 31, 2002, no lease abandonment charges were recorded compared to $225,000 in the same period in 2001. Lease abandonment charges represented 7% of total revenues for the three months ended March 31, 2001.

     Restructuring related charges. We recorded restructuring related charges of $367,000 in the first quarter of 2002, relating to employee termination costs. In 2001, we instituted two separate restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling approximately $15.6 million in 2001 ($13.9 million in the first quarter of 2001).

     A total of approximately $1.6 million was charged against the restructuring reserve during the first quarter of 2002, lowering the accrued restructuring liability to approximately $6.2 million. These charges included $287,000 of non-cash fixed assets write-offs, $309,000 in employee severance payments, $637,000 in rent payments, $632,000 in costs relating to subletting facilities and $41,000 in loss on the sale of fixed assets. These charges were partially offset by $315,000 of sublease income. In conjunction with the restructuring related charges recorded, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations and related restructuring reserves. Although we believe that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     Amortization of intangibles. Amortization expense related to goodwill and other intangibles acquired in the February 2000 acquisition of KD1 was $65,000 and $7.6 million (including $37,000 and $333,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the first quarter of 2002 and 2001, respectively. This represented 6% and 228% of 2002 and 2001 first quarter total revenues, respectively. Total amortization of goodwill and other intangibles is expected to be significantly lower for 2002 and through the first quarter of 2003 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 discussed below and our adoption of Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, under which we are no longer amortizing goodwill and certain other identified intangible assets. See also Note 5 to the Consolidated Financial Statements.

     Impairment of goodwill and other intangibles. At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill and certain other intangibles are no longer being amortized, resulting in a reduction of quarterly amortization of $771,000 and annual amortization expense of approximately $3.1 million in 2002. Amortization expense related to other intangible assets is expected to be $257,000 and $32,000 for 2002 and the first quarter of 2003, respectively. However, as noted above, the remaining unamortized goodwill and intangible asset balances are subject to periodic impairment analysis, which could require a write-down of these assets in the future.

     Stock compensation expense. Compensation charges related to stock options were $15,000 in the first quarter of 2002 and $96,000 in the first quarter of 2001, comprising 1% and 3% of total revenues in each of the respective periods. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended
	March 31,

	2002	2001

Sales and marketing	$8,000	$12,000
Research and development	3,000	69,000
General and administrative	4,000	15,000

	$15,000	$96,000

     Other income, net. Other income, net, consists of interest income, interest expense, the Company’s share in gains or losses of a joint venture, foreign currency transaction losses or gains and other expense. Net other income was $859,000 in the first quarter of 2002 compared to $1.6 million in the same period in 2001. The decrease in net other income for the three months ended March 31, 2002 compared to the same period in 2001 was primarily due to a decrease in interest income as a result of significant drop in interest rates from a year ago.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through March 31, 2002. As of December 31, 2001, we had net operating loss carry-forwards of approximately $91.6 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2001, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. In March 2000 we completed a follow-on public offering, selling 2,000,000 shares of common stock at a price of $45.25 per share, raising a total of $84.6 million in net proceeds after payment of underwriting discounts and commissions and offering expenses. At March 31, 2002, we had $69.3 million of cash, cash equivalents and short-term investments, compared to $87.3 million at March 31, 2001.

     Cash used in operations was $3.5 million for the quarter ended March 31, 2002, compared to $9.0 million for the same period in 2001. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses.

     A total of $2.0 million in net cash was used in investing activities for the quarter ended March 31, 2002, compared to $19.3 million of cash provided in the same period for 2001. Our investing activities consisted primarily of purchases and sales of short-term investments and marketable securities and property and equipment. To date, we have not invested in financial instruments that involve a high level of complexity or risk. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

     Capital expenditures were $0 for the quarter ended March 31, 2002 as compared to $101,000 for the quarter ended March 31, 2001. Capital expenditures were even higher in years prior to 2001 and reflected our rapidly growing employee base and expanded operations infrastructure.

     Net cash used for financing activities was $58,000 and $164,000 for the quarter ended March 31, 2002 and 2001, respectively.

     Restructuring related charges of $367,000 was recorded in the first quarter of 2002, relating to employee termination costs. In 2001, we instituted two separate restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling approximately $15.6 million in 2001. A total of approximately $1.6 million was charged against the restructuring reserve during the first quarter of 2002, lowering the accrued restructuring liability to approximately $6.2 million.

     Of the $6.2 million restructuring reserve remaining as of March 31, 2002, management estimates that approximately $6.1 million will be a use of cash in future periods for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Cash payments related to the restructuring are expected to total up to $3.0 million in 2002, less any benefit from incremental real estate subleasing activities. The remaining $100,000 of accrued restructuring costs relates to non-cash items. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     Operating lease obligations relate to our existing facilities. As of March 31, 2002, we have signed agreements to sublease approximately 114,000 square feet of our existing facilities. Under the terms of the sublease agreements currently in effect, we expect to receive sublease payments of $1,729,000, $2,240,000, $1,792,000, $1,645,000 and $7,551,000 in 2002, 2003, 2004, 2005 and thereafter, respectively. However, there is a risk that one or more of the subtenants may breach the terms of the sublease agreements, which could negatively impact our cash flow and future operating results.

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

     Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At March 31, 2002, we had $585,000 in short and long-term liabilities, of which approximately $560,000 comprised of deferred rent credits. Approximately $25,000 of the short and long-term liabilities represents loans, consisting primarily of capital lease obligation. This obligation includes installment loan with third-party financing source that is secured by the equipment financed by the third party. The loan bears an interest rate of 14.4% and matures in August 2002.

     The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	2002	2003	2004	2005	Thereafter

Capital leases	$97	$—	$—	$—	$—
Operating leases	4,001	4,056	3,294	3,240	14,789

Total contractual cash obligations	$4,098	$4,056	$3,294	$3,240	$14,789

     As of March 31, 2002, we had no material long-term commitments for capital expenditures.

     We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. If we need to raise additional funds, we may not be able to do so on favorable terms or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced.

RISKS THAT MAY AFFECT FUTURE RESULTS

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

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

     We are subject to the effects of general global economic and market conditions. A sustained general economic slowdown could have serious negative consequences for our business and operating results. For example, an economic slowdown may cause some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. An economic slowdown could also cause a significant reduction in the value of our investments. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected.

We have a history of losses and expect to incur losses in the future.

     We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles related to the acquisition of KD1) for the year ended December 31, 2001. As of March 31, 2002, we had an accumulated deficit of $203.6 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2002. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

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

     Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of March 31, 2002, our direct sales organization consisted of 19 employees. We may need to hire additional direct sales personnel in the future. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. We cannot be certain that our recent hires will be as productive as necessary. If we are unable to hire additional skilled sales personnel as needed, we may not be able to capture increased market share for our products and services.

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

     Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. As of March 31, 2002, our professional services and customer support organization consisted of 15 employees. There are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly qualified service personnel that our business needs.

We depend on international sales and, therefore, our business is susceptible to numerous risks associated with international operations.

     Licenses and services sold to customers outside of the United States accounted for approximately 22% of our total revenues in 2000, 20% in 2001 and 15% for three months ended March 31, 2002. We expect international revenues to account for a significant percentage of total revenues in the future, and we believe that we must retool and expand our international sales and marketing activities in order to be successful. To successfully expand international sales we must:

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

     In 1999, we established operations in the United Kingdom and established operations in Japan through a joint venture that created Net Perceptions Japan. As of March 31, 2002, we had three employees located in the United Kingdom and one employee located in Canada. All other employees were located in the United States.

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

     Our future success depends on the continued service of our key personnel. The loss of the services of one or more of our key employees could seriously harm our ability to increase our customer base and sales. As of March 31, 2002, we had 85 employees. We do not carry any key person life insurance policies.

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

     If our stockholders sell substantial amounts of our common stock, or there is a belief that such sales could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of common stock. As of March 31, 2002, we had outstanding 27,211,724 shares of common stock and options to acquire an aggregate of 3,425,904 shares of common stock, of which 1,145,878 were exercisable. Substantially all of our outstanding shares are freely tradeable and all shares acquired upon exercise of options will be freely tradeable. Those shares which are not freely tradeable may be resold publicly at any time, subject to the volume and other restrictions of Rule 144 under the Securities Act. If large numbers of these shares are sold over a short period of time, the price of our common stock could be adversely affected.

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

     From April 23, 1999 (the first day of public trading of our common stock), through March 31, 2002, the high and low sales prices for our common stock fluctuated between $66.50 and $0.85. On April 30, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $1.33. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Through March 31, 2002, majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief operating officer and chief financial officer. The lawsuit, In re Net-Perceptions, Inc. Initial Public Offering Securities Litigation, No. 01-CV-9675, was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 through December 6, 2000.

     We believe that the allegations are without merit, and we intend to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, we are unable to predict its outcome or its ultimate effect, if any, on our financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation.(1)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws as amended through April 18, 2001.(3)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended.(1)

4.2	Specimen common stock certificate.(1)

4.3	Specimen common stock certificate (including Rights Agreement Legend).(4)

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent.(5)

4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto).(5)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).(5)

10.1	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers.(1)

10.2	1996 Stock Plan.(1)

10.3	1999 Equity Incentive Plan.(1)

10.4	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001.(3)

10.5	Employee Stock Purchase Plan.(1)

10.6	Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.(6)

10.7	Office Lease Agreement between DRF Holding LLC and Net Perceptions, Inc. dated April 5, 2000.(7)

10.8	2000 Stock Plan.(2)

10.9	Change in Control Severance Plan and Summary Plan Description.(1)

10.10	Employment Agreement, dated as of May 24, 2001 between Net Perceptions, Inc. and Donald C. Peterson.(5)

10.11	Severance Agreement, dated as of November 9, 2001 between Net Perceptions, Inc. and Thomas M. Donnelly.(8)

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919)

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781)

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781)

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781)

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230)

(7)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781)

(8)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25781)

   (b)    Reports on Form 8-K

     During the first quarter of 2002 the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Perceptions, Inc.

Date: May 15, 2002	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly Chief Financial Officer

(Duly authorized officer and principal financial officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation.(1)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws as amended through April 18, 2001.(3)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended.(1)
4.2	Specimen common stock certificate.(1)

4.3	Specimen common stock certificate (including Rights Agreement Legend).(4)

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent.(5)

4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto).(5)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).(5)

10.1	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers.(1)

10.2	1996 Stock Plan.(1)

10.3	1999 Equity Incentive Plan.(1)

10.4	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001.(3)

10.5	Employee Stock Purchase Plan.(1)

10.6	Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan.(6)

10.7	Office Lease Agreement between DRF Holding LLC and Net Perceptions, Inc. dated April 5, 2000.(7)

10.8	2000 Stock Plan.(2)

10.9	Change in Control Severance Plan and Summary Plan Description.(1)

10.10	Employment Agreement, dated as of May 24, 2001 between Net Perceptions, Inc. and Donald C. Peterson.(5)

10.11	Severance Agreement, dated as of November 9, 2001 between Net Perceptions, Inc. and Thomas M. Donnelly.(8)

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919)

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781)

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781)

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781)

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230)

(7)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781)

(8)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Year Ended December 31, 2001 (File No. 000-25781)