Form 10-Q
period 2002-06-30
NET PERCEPTIONS INC
filed 2002-08-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____.

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

Yes        No

The number of shares of the registrant’s common stock outstanding as of July 31, 2002 was 27,299,333.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2002

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$13,116	$14,929

Short-term investments	51,504	58,676

Accounts receivable, net	1,768	1,309

Prepaid expenses and other current assets	2,316	2,301

Total current assets	68,704	77,215

Property and equipment, net	1,902	3,679

Goodwill and other intangible assets, net	6,674	6,802

Other assets	1,004	1,182

Total assets	$78,284	$88,878

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$571	$314

Accrued liabilities	2,416	3,215

Deferred revenue	1,790	1,835

Accrued restructuring costs	5,534	7,433

Current portion of long-term liabilities	8	97

Total current liabilities	10,319	12,894

Long-term liabilities, net of current portion	543	577

Total liabilities	10,862	13,471

Commitments and contingencies

Stockholders’ equity:

Common stock	2	2

Additional paid-in capital	275,008	274,869

Accumulated other comprehensive income (loss)	323	637

Accumulated deficit	(207,911)	(200,101)

Total stockholders’ equity	67,422	75,407

Total liabilities and stockholders’ equity	$78,284	$88,878

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:

Product	$902	$386	$945	$1,394

Service and maintenance	697	2,096	1,794	4,423

Total revenues	1,599	2,482	2,739	5,817

Cost of revenues:

Product	63	80	186	521

Service and maintenance	539	1,301	1,309	3,593

Total cost of revenues	602	1,381	1,495	4,114

Gross Margin	997	1,101	1,244	1,703

Operating expenses:

Sales and marketing	1,376	3,041	2,857	11,011

Research and development	1,624	2,262	3,584	6,295

General and administrative	935	2,129	1,677	4,416

Lease abandonment expense	—	—	—	225

Restructuring related charges	401	—	768	13,920

Amortization of intangibles	27	798	55	8,054

Impairment of goodwill and other intangibles	—	—	—	75,298

Total operating expenses	4,363	8,230	8,941	119,219

Loss from operations	(3,366)	(7,129)	(7,697)	(117,516)

Other income (expense), net	(972)	1,295	(113)	2,888

Net loss	$(4,338)	$(5,834)	$(7,810)	$(114,628)

Net loss per share:

Basic and diluted	$(0.16)	$(0.22)	$(0.29)	$(4.26)

Shares used in computing basic and diluted net loss per share	27,257	26,986	27,200	26,892

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months Ended
	June 30,
	2002	2001

	(Unaudited)
Cash flows from operating activities:

Net loss	$(7,810)	$(114,628)

Reconciliation of net loss to net cash used in operating activities:

Depreciation and amortization	1,262	10,345

Provision for doubtful accounts	65	1,016

Lease abandonment expense	—	225

Compensation expense related to stock options	26	158

Restructuring related charges	768	13,920

Impairment of goodwill and other intangibles	—	75,298

Amortization of premiums (discounts) on investments	201	(233)

Changes in assets and liabilities:

Accounts receivable	(524)	4,387

Royalties receivable	—	671

Prepaid expenses & other current assets	(15)	(1,555)

Other assets	178	432

Accounts payable	257	(929)

Accrued expenses	(2,811)	(2,678)

Deferred revenue	(45)	(1,309)

Other long-term liabilities	(33)	(61)

Total adjustments	(671)	99,687

Net cash used in operating activities	(8,481)	(14,941)

Cash flows from investing activities:

Purchases of short-term investments	(22,535)	(93,884)

Sales and maturities of short-term investments	29,192	117,237

Purchases of property and equipment	—	(148)

Net cash provided by investing activities	6,657	23,205

Cash flows from financing activities:

Proceeds from exercise of stock options, net of stock repurchases	62	38

Proceeds from issuance of stock under employee stock purchase plan	38	85

Principal payments under capital lease obligations and notes payable	(89)	(336)

Net cash provided by (used in) financing activities	11	(213)

Net (decrease) increase in cash and cash equivalents	(1,813)	8,051

Cash and cash equivalents at beginning of period	14,929	16,396

Cash and cash equivalents at end of period	$13,116	$24,447

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

         Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $(389) and $134 for the second quarter 2002 and 2001 and $314 and $141 for the six months ended June 30, 2002 and 2001, respectively. Comprehensive loss was $4,727 and $5,700 for the three months ended June 30, 2002 and 2001, respectively, and $7,496 and $114,487 for the six months ended June 30, 2002 and 2001, respectively.

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

         In accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues and cost of service revenues include $60 and $109 of such amounts for the second quarter of 2002 and the six months ended June 30, 2002, respectively. Additionally, service revenues and cost of service revenues of $85 and $179 for the second quarter of 2001 and the six months ended June 30, 2001, respectively, have been reclassified to conform to current period presentation.

Note 3. Net Loss Per Share

         Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 2 and 24 at June 30, 2002 and 2001, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of stock options and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 3,073 and 3,711 shares of the Company’s common stock were outstanding as of June 30, 2002 and 2001, respectively, and could potentially dilute earnings per share in future periods.

Note 4. Impairment of Goodwill and Other Intangibles

         In February 2000, the Company acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for retailers. Intangible assets recorded in conjunction with the acquisition consisted of acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively. At March 31, 2001, the Company performed an impairment assessment of the KD1 goodwill and intangible assets. As a result of its review, the Company recorded a $75,298 impairment charge to reduce goodwill and other intangible assets to their estimated fair values.

Note 5. Goodwill and Other Intangible Assets – Adoption of SFAS No. 141 and No. 142

         Effective January 1, 2002, in accordance with SFAS No. 141 and No. 142, the Company ceased amortizing goodwill and certain other identified intangible assets that had a net book value of approximately $6,500 as of January 1, 2002, which is expected to reduce 2002 annual amortization expense by approximately $3,100. Instead these assets will be reviewed for impairment at least annually. A transitional impairment review was performed during the quarter ended June 30, 2002 and the Company did not record any impairment charge as a result of this review.

         The adoption of these statements resulted in the Company not recognizing $771 and $1,541 of amortization expense for the second quarter of 2002 and the six months ended June 30, 2002, respectively, that would have been recognized had the old standards been in effect. The Company’s net loss for the second quarter of 2001 and the six months ended June 30, 2001 included $771 and $7,776, respectively, in amortization expense relating to goodwill and certain other identified intangible assets that are no longer being amortized.

         The following table presents the impact of these statements on net loss and net loss per share, as if they had been in effect for the three and six months ended June 30, 2001.

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	2001	2002	2001	2001
	Reported	Adjusted	Reported	Reported	Adjusted	Reported

Net Loss	$(4,338)	$(5,063)	$(5,834)	$(7,810)	$(106,852)	$(114,628)

Net Loss per Share	$(0.16)	$(0.19)	$(0.22)	$(0.29)	$(3.97)	$(4.26)

         Intangible assets subject to amortization were as follows:

	June 30,	December 31,
	2002	2001

Existing Technology	$1,775	$1,775

Customer List	1,331	1,331

	3,106	3,106

Less: Accumulated Amortization of Existing Technology	(1,683)	(1,610)

Less: Accumulated Amortization of Customer List	(1,262)	(1,207)

	(2,945)	(2,817)

	$161	$289

         Amortization expense related to other intangible assets was $63 and $128 for the second quarter of 2002 and the six months ended June 30, 2002, respectively, and is expected to be $257 and $32 for the full fiscal year ending December 31, 2002 and three months ending March 31, 2003, respectively.

Note 6. Restructuring Related Charges

         The Company recorded restructuring related charges of $401 in the second quarter of 2002. $139 related to employee termination costs due to a reduction in workforce by 18 or 21%, $291 represents the write- down of certain fixed assets and $(29) represents a reversal of previously recorded restructuring related charges resulting from revised estimates of other costs. In 2001, the Company instituted two separate restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $15,551 in 2001, of which $13,920 was recorded as of June 30, 2001.

         A total of $1,076 was charged against the restructuring reserve during the second quarter of 2002, bringing the total charges against the restructuring reserve to $2,667 for the six months ended June 30, 2002, lowering the accrued restructuring liability to $5,534. Charges against the reserve during the three months ended June 30, 2002 included $355 of non-cash fixed assets write-offs, $191 in employee severance payments, $807 in rent payments and $213 in costs relating to subletting facilities. These charges were partially offset by $393 of sublease income and $97 in proceeds from the sale of fixed assets. For the six months ended June 30, 2002 the charges included $642 of non-cash fixed assets write-offs, $500 in employee severance payments, $1,444 in rent payments and $845 in costs relating to subletting facilities. These charges were partially offset by $708 of sublease income and $56 in proceeds from the sale of fixed assets. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and related restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. The Company is actively seeking to sublease its remaining excess facilities. Specifically, the Company is currently seeking to sublease an additional portion of its Edina, Minnesota office space, its entire Roseland, New Jersey office space and a portion of its office space in Austin, Texas. However, there is a risk that the Company may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact the Company’s cash flow and future operating results.

         The following table presents a summary of the restructuring related activities and accrued restructuring charges as of June 30, 2002:

				Sublease		Accrued
	Accrued			Income and		Restructuring
	Restructuring			Proceeds from	Non-Cash	as of
	as of December 31,	Restructuring	Restructuring	the Sale of	Asset	June 30,
Description	2001	Charges	Payments	Fixed Assets	Disposals	2002

Lease commitments and related items	$6,896	$—	$(2,287)	$708	$—	$5,317

Employee severance and termination costs	111	506	(500)	—	—	117

Subtotal	7,007	506	(2,787)	708	—	5,434

Fixed asset disposals and other costs	426	262	(2)	56	(642)	100

	$7,433	$768	$(2,789)	$764	$(642)	$5,534

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

         We sell our solutions worldwide primarily through a direct sales force. We license our products under various pricing plans, such as per user, per CPU, per site and per enterprise. We generally grant licenses on a perpetual basis. License fees for our products range from $50,000 to in excess of $1.0 million. We provide product maintenance pursuant to service agreements, the pricing of which is typically based on a percentage of the related product license fee and is generally paid in advance. Professional service fees for business consulting, implementation support, data processing and educational services are generally priced on a time and materials basis. In addition, we offer some of our products on a hosted basis. Charges for hosted product related services vary across service offerings, but generally include an initial set-up fee and a recurring monthly charge based on usage.

         We were incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2002 and 2001, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001 and 59 as of June 30, 2002.

         We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2002, we had an accumulated deficit of $208 million. Our net loss was $4.3 million in the second quarter of 2002 (including $401,000 in restructuring related charges and $74,000 of amortization of intangible assets and non-cash stock compensation expense), compared to a net loss of $5.8 million in the second quarter of the prior year (including $897,000 of amortization of goodwill and other intangibles and non-cash stock compensation expense). For the six months ended June 30, 2002, our net loss was $7.8 million (including $768,000 in restructuring related charges and $154,000 of amortization of intangible assets and non cash stock compensation expense) compared to a $114.6 million net loss in the same period in 2001 (including $13.9 million in restructuring charges, $8.6 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles).These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our product revenues since the third quarter of 2000. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability (including restructuring charges, amortization and impairment of goodwill and other intangibles and stock compensation) in 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets, restructuring liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

         Revenue Recognition. Our revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data analysis, user and partner training, consulting, product hosting and ongoing customer support.

         For software arrangements that include multiple software products, maintenance or services, we allocate the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined by vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. For software arrangements in which we do not have vendor-specific objective evidence of undelivered elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements or when all elements for which we do not have vendor-specific objective evidence have been delivered.

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

         Valuation of long-lived and intangible assets and goodwill. We review goodwill, identifiable intangibles and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of business and asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount of impairment will be measured in accordance with the guidance of SFAS 142. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

         The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:

Product	56%	16%	35%	24%

Service and maintenance	44	84	65	76

Total revenues	100	100	100	100

Cost of revenues:

Product	4	3	7	9

Service and maintenance	34	52	48	62

Total cost of revenues	38	55	55	71

Gross Margin	62	45	45	29

Operating expenses:

Sales and marketing	86	123	104	189

Research and development	101	91	131	108

General and administrative	58	86	61	76

Lease abandonment expense	—	—	—	4

Restructuring related charges	25	—	28	239

Amortization of intangibles	2	32	2	139

Impairment of goodwill and other intangibles	—	—	—	1,295

Total operating expenses	272	332	326	2,050

Loss from operations	(210)	(287)	(281)	(2,021)

Other income (expense), net	(61)	52	(4)	50

Net loss	(271)%	(235)%	(285)%	(1,971)%

REVENUES

         Total revenues. Total revenues decreased 36% to $1.6 million in the quarter ended June 30, 2002, from $2.5 million in the second quarter of 2001. Revenues decreased 53% to $2.7 million for the six months ended June 30, 2002, from $5.8 million for the same period in 2001. Revenues from sales in the United States were $1.5 million or 94% of total revenues in the second quarter of 2002 compared to $2.0 million or 82% of total revenues in the second quarter of 2001. Revenues from sales in the United States were $2.5 million or 90% of total revenues for the six months ended June 30, 2002 compared to $4.3 million or 74% of total revenues for the six months ended June 30, 2001. Revenues from international sales in the second quarter of 2002 were $99,000 or 6% of total revenues compared to $446,000 or 18% of total revenues in the second quarter of the prior year. Revenues from international sales were $266,000 and $1.5 million, or 10% and 26% of total revenues, for the six months ended June 30, 2002 and 2001, respectively. The majority of international sales were made in Europe and Asia by our direct sales organizations based in the United States and the United Kingdom. International sales are generally denominated in United States dollars.

         During the second quarter of 2002 and as part of our strategy to focus our marketing and development efforts on NetP 7.0, we began to wind-down our non-strategic product and service offerings, including Advertising Advisor, which in 2001 accounted for a significant portion of our total revenues. NetP 7.0 incorporates certain key components from our non-strategic product offerings.

         Product revenues. Product revenues increased 134% to $902,000 in the second quarter of 2002 compared to $386,000 for the same period in the prior year. Product revenues decreased 32% to $945,000 for the six months ended June 30, 2002 from $1.4 million in the same period of 2001. Product revenues comprised 56% of total revenues for the second quarter of 2002 compared to 16% for the same period in 2001. Product revenues comprised 35% of total revenues for the six months ended June 30, 2002 compared to 24% for the same period in 2001. The increase in product revenues in the second quarter of 2002 is the result of an increase in license transactions. Historical percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such historical percentage growth rates in the future.

         Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data and processing and educational services, and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 67% to $697,000 in the second quarter of 2002 from $2.1 million in the second quarter of 2001. Service and maintenance revenues comprised 44% and 84% of total revenues in the second quarter of 2002 and 2001, respectively. Total service and maintenance revenues decreased 59% to $1.8 million for the six months ended June 30, 2002 from $4.4 million in the same period of 2001. Service and maintenance revenues comprised 65% and 76% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in service and maintenance revenues in absolute dollars reflects lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions, the wind-down, during the second quarter of 2002, of non-strategic product and services offerings, including Advertising Advisor, that in 2001 accounted for a significant portion of our services revenues, and a decline in our customer base, particularly Internet retailers. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

         As stated in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues for the three months ended June 30, 2002 and the six months ended June 30, 2002 include $60,000 and $109,000, respectively, of such amounts. Additionally, service revenues of $85,000 and $179,000 for the three months ended June 30, 2001 and the six months ended June 30, 2001, respectively, have been reclassified to conform to current period presentation.

COST OF REVENUES

         Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 21% to $63,000 in the second quarter of 2002 from $80,000 in the second quarter of 2001, representing 7% and 21% of the related product revenues, respectively. Cost of product revenues decreased 64% to $186,000 for the six months ended June 30, 2002 from $521,000 for the six months ended June 30, 2001, representing 20% and 37% of the related product revenues, respectively. The decrease in cost of product revenues in absolute dollars is primarily attributable to a decrease in amortization of acquired technology cost in connection with our acquisition of KD1 in February 2000 and to reduced product revenues and royalties payable to third parties. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We currently intend to decrease our reliance on licensed third-party technology in 2002, which may result in the cost of product revenues declining as a percentage of product revenues.

         Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 59% to $539,000 in the second quarter of 2002, from $1.3 million in the second quarter of the prior year, representing 77% and 62% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenues decreased 64% to $1.3 million for the six months ended June 30, 2002 from $3.6 million for the same period in the prior year, representing 73% and 81% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to decreased use of third-party consultants to staff consulting engagements and headcount reductions in our service organization as a result of our restructuring efforts. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

         As stated above, and in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Cost of service revenues for the three months ended June 30, 2002 and the six months ended June 30, 2002 include $60,000 and $109,000, respectively, of such amounts. Additionally, cost of service revenues of $85,000 and $179,000 for the three months ended June 30, 2001, and the six months ended June 30, 2001, respectively, have been reclassified to conform to current period presentation.

OPERATING EXPENSES

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses were $1.4 million in the second quarter of 2002, a decrease of 55% from the $3.0 million in the second quarter of 2001. Sales and marketing expenses were 86% and 123% of total revenues in the second quarter of 2002 and 2001, respectively. Sales and marketing expenses were $2.9 million and $11.0 million, or 104% and 189% of total revenues, for the six months ended June 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs.

         Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses were $1.6 million in the second quarter of 2002, a decrease of 28% from the $2.3 million in the second quarter of 2001. Research and development expenses were 102% and 91% of total revenues in the second quarter of 2002 and 2001, respectively. Research and development expenses were $3.6 million and $6.3 million, or 131% and 108% of total revenues, for the six months ended June 30, 2002 and 2001, respectively. The decrease in research and development expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts.

         General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses were $935,000 in the second quarter of 2002, a decrease of 56% from the $2.1 million recorded in the second quarter of 2001. General and administrative expenses were 58% and 86% of total revenue in the second quarter of 2002 and 2001, respectively. General and administrative expenses were $1.7 million and $4.4 million, or 61% and 76% of total revenues, for the six months ended June 30, 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and reduction in bad debt expense offset by $213,000 recorded in second quarter of 2002 related to legal and accounting fees related to M&A work that we do not believe will materialize in a transaction in the near term.

         Lease abandonment expenses. Lease abandonment expenses relate to our August 2000 abandonment of our previous headquarters facility upon our move to new corporate headquarters. In October 2001, we entered into an agreement to sublease the majority of our previous headquarters facility to a third party. For the six months ended June 30, 2002, no lease abandonment charges were recorded compared to $225,000 in the same period in 2001. Lease abandonment charges represented 4% of total revenues for the six months ended June 30, 2001.

         Restructuring related charges. We recorded restructuring related charges of $401,000 in the second quarter of 2002, relating to employee termination costs due to a reduction in workforce, a write-down of certain fixed assets and a reversal resulting from revised estimates of other costs. We recorded a total of $768,000 of restructuring related charges for the six months ended June 30, 2002. In 2001, we instituted two separate restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling approximately $15.6 million in 2001 ($13.9 million was recorded through the second quarter of 2001).

         A total of approximately $1.1 million was charged against the restructuring reserve during the second quarter of 2002, bringing the total charges against the restructuring reserve to $2.7 million for the six months ended June 30, 2002, lowering the accrued restructuring liability to approximately $5.5 million. Charges against the reserve during the second quarter of 2002 included $355,000 of non-cash fixed assets write-offs, $191,000 in employee severance payments, $807,000 in rent payments and $213,000 in costs relating to subletting facilities. These charges were partially offset by $393,000 of sublease income and $97,000 in proceeds from the sale of fixed assets. For the six months ended June 30, 2002 the charges included $642,000 of non-cash fixed assets write-offs, $500,000 in employee severance payments, $1.4 million in rent payments and $845,000 in costs relating to subletting facilities. These charges were partially offset by $708,000 of sublease income and $56,000 in proceeds from the sale of fixed assets. In conjunction with the restructuring related charges recorded, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations and related restructuring reserves. Although we believe that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

         Amortization of intangibles. Amortization expense related to goodwill and other intangibles acquired in the February 2000 acquisition of KD1 was $63,000, (including $36,000 amortization of goodwill and other intangibles included in cost of product revenues) during the second quarter of 2002. This is compared to $835,000 (including $37,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the second quarter of 2001. This represented 4% and 34% of 2002 and 2001 second quarter total revenues, respectively. Amortization expense was $128,000 (including $73,000 of amortization and goodwill and other intangibles included in cost of product revenues) for the six months ended June 30, 2002. This is compared to $8.4 million (including $370,000 of amortization of goodwill and other intangibles included in the cost of product revenues) for the six months ended June 30, 2001. This represented 5% and 145% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Total amortization of goodwill and other intangibles is expected to be significantly lower for 2002 and through the first quarter of 2003 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 discussed below and our adoption of Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, under which we are no longer amortizing goodwill and certain other identified intangible assets. See also Note 5 to the Consolidated Financial Statements.

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

         Stock compensation expense. Compensation charges related to stock options were $11,000 in the second quarter of 2002 and $62,000 in the second quarter of 2001, comprising 0.7% and 2% of total revenues in each of the respective periods. Stock compensation was $26,000 and $158,000, or 0.9% and 3% of total revenues, for the first half of 2002 and 2001, respectively. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales and marketing	$8,000	$13,000	$16,000	$25,000

Research and development	—	40,000	3,000	109,000

General and administrative	3,000	9,000	7,000	24,000

	$11,000	$62,000	$26,000	$158,000

         Other income (expense), net. Other income (expense), net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expense. Net other expense was $972,000 in the second quarter of 2002 compared to net other income of $1.3 million in the same period in 2001. Net other expense was $113,000 compared to net other income of $2.9 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in net other income for the three months ended June 30, 2002 compared to the same period in 2001 was largely attributable to the $1.6 million loss on investment resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom.

PROVISION FOR INCOME TAXES

         We have incurred significant operating losses for all periods from inception through June 30, 2002. As of December 31, 2001, we had net operating loss carry-forwards of approximately $91.6 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2001, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

         We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through the sale of equity securities. At June 30, 2002, we had $64.6 million of cash, cash equivalents and short-term investments, compared to $81.0 million at June 30, 2001.

         Cash used in operations was $8.5 million for the six months ended June 30, 2002, compared to $14.9 million for the same period in 2001. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses.

         A total of $6.7 million in net cash was provided from investing activities for the six months ended June 30, 2002, compared to $23.2 million of cash provided in the same period for 2001. Our investing activities consisted primarily of net sales of short-term investments and marketable securities offset, in 2001, by purchases of property and equipment. Our investment portfolio as a percentage of total cash and investment as of July 29, 2002 was comprised of 40% in money market accounts, 26% in corporate bonds and papers, 15% in municipal bonds and 19% in federal agency securities. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

         Capital expenditures were $0 for the six months ended June 30, 2002 as compared to $148,000 in the same period for 2001. Capital expenditures were even higher in years prior to 2001 and reflected our rapidly growing employee base and expanded operations infrastructure.

         Net cash provided from financing activities was $11,000 for the six months ended June 30, 2002 and net cash used for financing activities was $ 213,000 for the same period in 2001.

         Restructuring related charges of $401,000 were recorded in the second quarter of 2002, relating to employee termination costs due to a reduction in workforce, write-down of certain fixed assets and a reversal resulting from revised estimates of other costs. We recorded a total of $768,000 of restructuring related charges for the six months ended June 30, 2002. During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling approximately $15.6 million in 2001 ($13.9 million was recorded through the second quarter of 2001). A total of approximately $1.1 million was charged against the restructuring reserve during the second quarter of 2002, and a total of approximately $2.7 million was charged against the restructuring reserve for the first half of 2002, lowering the accrued restructuring liability to approximately $5.5 million.

         Of the $5.5 million restructuring reserve remaining as of June 30, 2002, management estimates that approximately $5.4 million will be a use of cash in future periods for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. Cash payments related to the restructuring are expected to total up to $3.0 million in 2002, less any benefit from incremental real estate subleasing activities. The remaining $100,000 of accrued restructuring costs relates to other miscellaneous restructuring related costs. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

         As of June 30, 2002, we had no material long-term commitments for capital expenditures.

         Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At June 30, 2002, we had $551,000 in short and long-term liabilities, of which approximately $543,000 comprised of deferred rent credits. Approximately $8,000 of the short and long-term liabilities represents loans, consisting primarily of capital lease obligation. This obligation includes installment loan with third-party financing source that is secured by the equipment financed by the third party. The loan bears an interest rate of 14.4% and matures in August 2002.

         The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This data does not include the effect of sublease payments expected to be received by us under the terms of sublease agreements currently in effect. See the discussion below regarding our operating lease obligations and related sublease agreements.

	2002	2003	2004	2005	Thereafter

Capital leases	$97	$—	$—	$—	$—

Operating leases	4,001	4,056	3,294	3,240	14,789

Total contractual cash obligations	$4,098	$4,056	$3,294	$3,240	$14,789

         Operating lease obligations relate to our existing facilities. As of June 30, 2002, we have signed agreements to sublease approximately 114,000 square feet of our existing facilities. These subleases provide for sublease payments to us of $1,729,000, $2,240,000, $1,792,000, $1,645,000 and $7,551,000 in 2002, 2003, 2004, 2005 and thereafter, respectively, or a total of approximately $15.1 million over the respective terms of the subleases.

         We are actively seeking to sublease our remaining excess facilities. Specifically, we are currently seeking to sublease an additional portion of our Edina, Minnesota office space, our entire Roseland, New Jersey office space and a portion of our office space in Austin, Texas. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact our cash flow and future operating results.

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

         We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles related to the acquisition of KD1) for the year ended December 31, 2001. As of June 30, 2002, we had an accumulated deficit of $207.9 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2002. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

A decline in the price of, demand for, or market acceptance of NetP 7.0 would seriously harm our business.

         We currently derive a substantial portion of our revenues from one product — NetP 7.0. As part of our strategy to focus our marketing and development efforts on NetP 7.0, we have begun to wind-down our non-strategic product and service offerings, including Advertising Advisor, which in 2001 accounted for a significant portion of our revenues.

         We anticipate that NetP 7.0 will account for a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for NetP 7.0, or failure to achieve broad market acceptance for NetP 7.0, would materially adversely affect our business and results of operations.

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

         From April 23, 1999 (the first day of public trading of our common stock), through June 30, 2002, the high and low sales prices for our common stock fluctuated between $66.50 and $0.85. On July 31, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $1.01. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.

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

We have a new product that may not achieve market acceptance.

         In June 2002, we announced the commercial launch of NetP 7.0. In addition, we expect to introduce new and enhanced product features during 2002 and thereafter.

         Our products have not received a significant degree of market acceptance. There are significant risks inherent in product introductions such as these. These products may not address some or all of the needs of customers and may contain undetected errors or failures. A lack of necessary features or errors or failures in the products will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sales, implementation and market acceptance of these new or enhanced products which may not occur on a timely basis or at all.

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

         Our success is dependent on the continued growth of our customer base and the retention of our customers. We currently depend on a limited number of key, high-profile customers. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market such products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our customers initially purchase a limited license for our products and services for evaluation. If such evaluation is successful, the customer may purchase a license to expand the use of our products in its organization or license additional products and services. If we fail to generate repeat and expanded business from our current and future customers, we may be unable to build a critical mass of customers necessary to achieve increased sales and market share.

If we fail to attract or retain skilled salespeople as needed, we may be unable to increase market awareness and sales of our products and services.

         Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of June 30, 2002, our direct sales organization consisted of 12 employees. We may need to hire additional direct sales personnel in the future. Competition for qualified sales personnel is intense, and we might not be able to attract or retain the kind and number of sales personnel we need. New hires require extensive training, typically take several months to achieve productivity and may not be as productive as necessary. If we are unable to attract or retain additional skilled sales personnel as needed, we may not be able to capture increased market share for our products and services.

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

         We have established an effort dedicated to the development of the indirect sales channel for our products. Competition for the qualified sales personnel necessary to develop such relationships is intense, and we might not be able to retain our existing personnel. We cannot be certain that our recent hires will be as productive as necessary.

If we are unsuccessful in attracting and retaining qualified service personnel, we may lose current customers or be unable to attract new customers.

         Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. As of June 30, 2002, our professional services and customer support organization consisted of 10 employees. There are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly qualified service personnel that our business needs.

We derive revenues from international sales and, therefore, our business is susceptible to numerous risks associated with international operations.

         Licenses and services sold to customers outside of the United States accounted for approximately 22% of our total revenues in 2000, 20% in 2001 and 10% for six months ended June 30, 2002. We expect to derive additional international revenues in the future, and we believe that we must retool and expand our international sales and marketing activities in order to be successful.

         We have limited experience in marketing, selling, distributing and supporting our products and services internationally.

         International operations are generally subject to a number of risks, including:

•	expenses associated with customizing products and services for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

         In 1999, we established operations in the United Kingdom and established operations in Japan through a joint venture that created Net Perceptions Japan. In the second quarter of 2002, we terminated our Japanese joint venture. However, as part of such termination, we were assigned certain of the agreements of Net Perceptions Japan under which we are obligated to provide secondary levels of technical support.

         As of June 30, 2002, we had two employees located in the United Kingdom. All other employees were located in the United States.

We may be unable to sublease or find suitable sub-tenants for a portion of our principal executive offices and some of our other offices, and tenants may fail to make sublease payments.

         In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Edina, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease an additional portion of this facility. We have also sublet all of the space at our Berkshire, United Kingdom facility and a portion of the space at our San Francisco, California facility. We are also currently seeking to sublease our Roseland, New Jersey office space and a portion of our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, or if our existing sub-tenants fail to make the sublease payments required under their respective sublease agreements, we may experience greater than anticipated operating expenses in the future.

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

         We have 17 pending United States patent applications and four issued United States patents. We also have license rights to three issued United States patents from the University of Minnesota. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents and potential future patents may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

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

         There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have from time to time received claims that we are infringing third parties’ intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property rights, including under issued patents. We expect that software companies such as Net Perceptions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Claims of intellectual property infringement may also require us to pay significant damages or subject us to an injunction against the use of our products. Any successful claim of intellectual property infringement against us could have an immediate and significant impact on our ability to carry on our business and market our products.

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

         Our future success depends on the continued service of our key personnel. The loss of the services of one or more of our key employees could seriously harm our ability to increase our customer base and sales. As of June 30, 2002, we had 59 employees. We do not carry any key person life insurance policies.

         Our future success also depends on our continuing ability to attract and retain an adequate number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for skilled personnel is intense, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, we may be unable to service our current customers, attract new customers and increase our sales.

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

         If our stockholders sell substantial amounts of our common stock, or there is a belief that such sales could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of common stock. As of June 30, 2002, we had outstanding 27,299,333 shares of common stock and options to acquire an aggregate of 3,072,879 shares of common stock, of which 1,291,964 were exercisable. Substantially all of our outstanding shares are freely tradeable and all shares acquired upon exercise of options will be freely tradeable. Those shares which are not freely tradeable may be resold publicly at any time, subject to the volume and other restrictions of Rule 144 under the Securities Act. If large numbers of these shares are sold over a short period of time, the price of our common stock could be adversely affected.

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

         The growth of the market for our products and services would be impaired if:

•	use of the Internet, the Web and other on-line services does not continue to increase or increases more slowly than expected;

•	the infrastructure for the Internet, the Web and other on-line services does not effectively support expansion that may occur; or

•	the Internet, the Web and other on-line services do not become a viable commercial marketplace, which would inhibit the development of electronic commerce.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Through June 30, 2002, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

         Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. A hypothetical 100 basis point increase in interest rates would result in an approximate $ 243,000 decrease in the fair value of our investments as of June 30, 2002. The same hypothetical increase in interest rates as of December 31, 2001 would have resulted in a decrease in the fair value of our investments of approximately $496,000. Our objective in managing our exposure to interest rate risk is to preserve principal while at the same time maximizing the income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities in addition to debt and have adopted practices and policies to ensure that our portfolio remains adequately diversified. Due to the conservative nature of our investments and relatively short duration, interest risk is mitigated. Furthermore, we place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 30, 2002. The number of votes cast by the Company’s stockholders for the election of each director and the number of votes withheld were as follows:

Nominee	For	Withheld

John F. Kennedy	20,872,563	281,040

William Lansing	20,851,729	301,874

Donald C. Peterson	20,875,928	277,675

John T. Riedl	20,896,479	257,124

Ann L. Winblad	20,882,755	270,848

Each director will hold office until the next Annual Meeting of Stockholders and until the director’s successor is duly elected and qualified, or until the director’s earlier resignation or removal.

Also, at the same Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for 2002 by the following vote:

For	Against	Abstentions

19,089,202	79,006	1,985,395

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws as amended through April 18, 2001(3)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended(1)

4.2	Specimen common stock certificate(1)

4.3	Specimen common stock certificate (including Rights Agreement Legend)(4)

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent(5)

4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)(5)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)(5)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781)

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781)

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781)

(b)	Reports on Form 8-K

         During the second quarter of 2002 the Company did not file any Current Reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET PERCEPTIONS, INC.

Date: August 14, 2002	By:	/s/ Thomas M. Donnelly

Thomas M. Donnelly Chief Financial Officer

(Duly authorized officer and principal financial officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws as amended through April 18, 2001(3)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended(1)

4.2	Specimen common stock certificate(1)

4.3	Specimen common stock certificate (including Rights Agreement Legend)(4)

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent(5)

4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)(5)

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)(5)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781)

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781)

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781)

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781)