Form 10-Q
period 2002-09-30
NET PERCEPTIONS INC
filed 2002-11-13
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes [X] No [  ]

The number of shares of the registrant’s common stock outstanding as of October 31, 2002 was 27,303,333.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2002

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$35,140	$14,929
Short-term investments	29,507	58,676
Accounts receivable, net	564	1,309
Prepaid expenses and other current assets	1,517	2,301

Total current assets	66,728	77,215
Property and equipment, net	1,474	3,679
Goodwill and other intangible assets, net	6,610	6,802
Other assets	811	1,182

Total assets	$75,623	$88,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$264	$314
Accrued liabilities	2,103	3,215
Deferred revenue	1,254	1,835
Accrued restructuring costs	4,880	7,433
Current portion of long-term liabilities	0	97

Total current liabilities	8,501	12,894
Long-term liabilities, net of current portion	526	577

Total liabilities	9,027	13,471

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	275,017	274,869
Accumulated other comprehensive income	114	637
Accumulated deficit	(208,537)	(200,101)

Total stockholders’ equity	66,596	75,407

Total liabilities and stockholders’ equity	$75,623	$88,878

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product	$613	$674	$1,558	$2,068
Service and maintenance	999	1,525	2,793	5,948

Total revenues	1,612	2,199	4,351	8,016
Cost of revenues:
Product	68	158	254	679
Service and maintenance	473	755	1,782	4,348

Total cost of revenues	541	913	2,036	5,027
Gross Margin	1,071	1,286	2,315	2,989
Operating expenses:
Sales and marketing	753	2,454	3,610	13,465
Research and development	1,213	2,121	4,797	8,416
General and administrative	514	1,014	2,191	5,430
Lease abandonment expense	—	—	—	225
Restructuring related charges	—	1,771	768	15,691
Amortization of intangibles	28	798	83	8,852
Impairment of goodwill and other intangibles	—	—	—	75,298

Total operating expenses	2,508	8,158	11,449	127,377

Loss from operations	(1,437)	(6,872)	(9,134)	(124,388)
Other income (expense), net	811	714	698	3,602

Net loss	$(626)	$(6,158)	$(8,436)	$(120,786)

Net loss per share:
Basic and diluted	$(0.02)	$(0.23)	$(0.31)	$(4.49)
Shares used in computing basic and diluted net loss per share	27,298	27,037	27,211	26,917

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,436)	$(120,786)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,754	11,960
Provision for doubtful accounts	70	1,039
Lease abandonment expense	—	225
Compensation expense related to stock options	35	211
Restructuring related charges	768	15,691
Impairment of goodwill and other intangibles	—	75,298
Amortization of premiums (discounts) on investments	163	(198)
Changes in assets and liabilities:
Accounts receivable	675	4,201
Royalties receivable	—	671
Prepaid expenses & other current assets	784	(1,295)
Other assets	371	441
Accounts payable	(50)	(1,089)
Accrued expenses	(3,778)	(4,467)
Deferred revenue	(581)	(1,686)
Other long-term liabilities	(51)	(78)

Total adjustments	160	100,924

Net cash used in operating activities	(8,276)	(19,862)
Cash flows from investing activities:
Purchases of short-term investments	(29,535)	(111,428)
Sales and maturities of short-term investments	58,018	138,714
Purchases of property and equipment	—	(197)

Net cash provided by investing activities	28,483	27,089
Cash flows from financing activities:
Proceeds from exercise of stock options, net of stock repurchases	63	42
Proceeds from issuance of stock under employee stock purchase plan	38	86
Principal payments under capital lease obligations and notes payable	(97)	(499)

Net cash provided by (used in) financing activities	4	(371)

Net increase in cash and cash equivalents	20,211	6,856
Cash and cash equivalents at beginning of period	14,929	16,396

Cash and cash equivalents at end of period	$35,140	$23,252

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

     Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $(209) and $537 for the third quarter of 2002 and 2001 and $(523) and $396 for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive loss was $835 and $5,621 for the three months ended September 30, 2002 and 2001, respectively, and $8,959 and $120,390 for the nine months ended September 30, 2002 and 2001, respectively.

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

     In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 was effective for the Company beginning January 1, 2002. The adoption of SFAS No.144 had no impact on the Company’s financial position or results of operations.

     In accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues and cost of service revenues include $4 and $113 of such amounts for the third quarter of 2002 and the nine months ended September 30, 2002, respectively. Additionally, service revenues and cost of service revenues of $16 and $195 for the third quarter of 2001 and the nine months ended September 30, 2001, respectively, have been reclassified to conform to current period presentation, these items were previously recorded net to cost of revenue.

Note 3. Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of stock options and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 2,845 and 3,466 shares of the Company’s common stock were outstanding as of September 30, 2002 and 2001, respectively, and could potentially dilute earnings per share in future periods.

Note 4. Impairment of Goodwill and Other Intangibles

     In February 2000, the Company acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for retailers. Intangible assets recorded in conjunction with the acquisition consisted of acquired technology, customer list, workforce and goodwill of $4,000, $3,000, $1,000 and $110,755, respectively. At March 31, 2001, the Company performed an impairment assessment of the KD1 goodwill and intangible assets in accordance with SFAS 121. As a result of its review, the Company recorded a $75,298 impairment charge to reduce goodwill and other intangible assets to their estimated fair values.

Note 5. Goodwill and Other Intangible Assets — Adoption of SFAS No. 141 and No. 142

     Effective January 1, 2002, in accordance with SFAS No. 141 and No. 142, the Company ceased amortizing goodwill and certain other identified intangible assets that had a net book value of approximately $6,500 as of January 1, 2002. Instead these assets will be reviewed for impairment at least annually. The transitional impairment review was performed during the quarter ended June 30, 2002 and the carrying value of goodwill was not impaired.

     For the three and nine months ended September 30, 2001, $771 and $8,547 of goodwill amortization expense was recorded. The following table presents the impact of SFAS 142 on net loss and the related per share amounts as if it had been in effect for the three and nine months ended September 31, 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(626)	$(6,158)	$(8,436)	$(120,786)
Addback: Goodwill amortization		771		8,547

Adjusted net loss	$(626)	$(5,387)	$(8,436)	$(112,239)

Basic and diluted earnings per share:
Reported net loss	$(0.02)	$(0.23)	$(0.31)	$(4.49)
Goodwill amortization		0.03		0.32

Adjusted net loss	$(0.02)	$(0.20)	$(0.31)	$(4.17)

     Intangible assets subject to amortization were as follows:

	September 30,	December 31,
	2002	2001

Existing Technology	$1,775	$1,775
Customer List	1,331	1,331

	3,106	3,106
Less: Accumulated Amortization of Existing Technology	(1,720)	(1,610)
Less: Accumulated Amortization of Customer List	(1,290)	(1,207)

	(3,010)	(2,817)
	$96	$289

     Amortization expense related to other intangible assets was $65 and $193 for the third quarter of 2002 and the nine months ended September 30, 2002, respectively, and is expected to be $257 and $32 for the full fiscal year ending December 31, 2002 and three months ending March 31, 2003, respectively.

Note 6. Restructuring Related Charges

     The Company recorded no restructuring related charges in the third quarter of 2002. During 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $768 and $15,691 for the nine months ended September 30, 2002 and 2001, respectively.

     A total of $654 was charged against the restructuring reserve during the third quarter of 2002, bringing the total charges against the restructuring reserve to $3,321 for the nine months ended September 30, 2002, lowering the accrued restructuring liability to $4,880. Charges against the reserve during the three months ended September 30, 2002 included $47 in employee severance payments, $702 in rent payments, $307 in costs relating to subletting facilities and $64 in costs relating to the closure of our Texas data center. These charges were partially offset by $454 of sublease income and $12 in proceeds from the sale of fixed assets. For the nine months ended September 30, 2002 the charges included $642 of non-cash fixed assets write-offs, $547 in employee severance payments, $2,146 in rent payments, $1,152 in costs relating to subletting facilities and $64 in costs relating to the closure of our Texas data center. These charges were partially offset by $1,162 of sublease income and $68 in proceeds from the sale of fixed assets. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and related restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. The Company is actively seeking to sublease its remaining excess facilities. Specifically, the Company is currently seeking to sublease an additional portion of its Edina, Minnesota office space, its entire Roseland, New Jersey office space and a portion of its office space in Austin, Texas. However, there is a risk that the Company may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact the Company’s cash flow and future operating results

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of September 30, 2002:

				Sublease		Accrued
	Accrued			Income and		Restructuring
	Restructuring			Proceeds from	Non-Cash	as of
	as of December 31,	Restructuring	Restructuring	the Sale of	Asset	September 30,
Description	2001	Charges	Payments	Fixed Assets	Disposals	2002

Lease commitments and related items	$6,896	$—	$(3,296)	$1,162	$	$4,762
Employee severance and termination costs	111	506	(547)	—	—	70

Subtotal	7,007	506	(3,843)	1,162	—	4,832
Fixed asset disposals and other costs	426	262	(66)	68	(642)	48

	$7,433	$768	$(3,909)	$1,230	$(642)	$4,880

Note 7. Contingencies

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering, several other underwriters who participated in the Company’s initial public offering, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s chief operating officer and chief financial officer. The lawsuit, Fox v. Net Perceptions, Inc., et al., Civil Action No. 01-CV-9675, was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to the Company’s initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with the initial public offering and the follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with the Company’s direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of the Company’s common stock following the initial public offering and in the follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of the Company’s common stock sold in the initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of the Company’s common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of the Company’s common stock in the follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the Company’s common stock between April 22, 1999 through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. The Court has not ruled on this motion.

     The Company believes that the allegations are without merit, and intends to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, the Company is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     We develop and market software solutions that enable our customers to interact more intelligently with their customers. Our solutions integrate and analyze information about customers, products and promotional activity to generate specific actions our customers can take to improve their marketing, selling and merchandising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. We combine our software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add significant value to existing custom or purchased CRM systems and processes.

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

     We were incorporated in Delaware in July 1996 and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2002 and 2001, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001 and 54 as of September 30, 2002.

     We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2002, we had an accumulated deficit of $209 million. Our net loss was $626,000 in the third quarter of 2002 (including $74,000 of amortization of intangible assets and non-cash stock compensation expense), compared to a net loss of $6.2 million in the third quarter of the prior year (including $1.8 million of restructuring charges and $888,000 of amortization of goodwill and other intangibles and non-cash stock compensation expense). For the nine months ended September 30, 2002, our net loss was $8.4 million (including $768,000 in restructuring related charges and $228,000 of amortization of intangible assets and non cash stock compensation expense) compared to a $120.8 million net loss in the same period in 2001 (including $15.7 million in restructuring charges, $9.5 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our product revenues since the third quarter of 2000. We anticipate that our operating expenses will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability (including restructuring charges, amortization and impairment of goodwill and other intangibles and stock compensation) in 2002.

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

     We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. Our revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data analysis, user and partner training, consulting, product hosting and ongoing customer support.

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

     Sublease income. In conjunction with the restructuring related charges recorded in 2002 and 2001, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

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

     Valuation of long-lived and intangible assets and goodwill. We review goodwill, identifiable intangibles and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of business and asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount of impairment will be measured in accordance with the guidance of SFAS 142. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product	38%	31%	36%	26%
Service and maintenance	62	69	64	74

Total revenues	100	100	100	100
Cost of revenues:
Product	4	7	6	9
Service and maintenance	30	34	41	54

Total cost of revenues	34	41	47	63
Gross Margin	66	59	53	37
Operating expenses:
Sales and marketing	47	112	83	168
Research and development	75	97	110	105
General and administrative	31	46	50	68
Lease abandonment expense	—	—	—	3
Restructuring related charges	—	81	18	196
Amortization of intangibles	2	36	2	110
Impairment of goodwill and other intangibles	—	—	—	939

Total operating expenses	155	372	263	1,589

Loss from operations	(89)	(313)	(210)	(1,552)
Other income (expense), net	50	33	16	45

Net loss	(39)%	(280)%	(194)%	(1,507)%

REVENUES

     Total revenues. Total revenues decreased 27% to $1.6 million in the quarter ended September 30, 2002, from $2.2 million in the third quarter of 2001. Revenues decreased 46% to $4.4 million for the nine months ended September 30, 2002, from $8.0 million for the same period in 2001. Revenues from sales in the United States were $1.4 million or 87% of total revenues in the third quarter of 2002 compared to $2.0 million or 80% of total revenues in the third quarter of 2001. Revenues from sales in the United States were $3.9 million or 89% of total revenues for the nine months ended

September 30, 2002 compared to $6.1 million or 76% of total revenues for the nine months ended September 30, 2001. Revenues from international sales in the third quarter of 2002 were $207,000 or 13% of total revenues compared to $446,000 or 20% of total revenues in the third quarter of the prior year. Revenues from international sales were $473,000 and $1.9 million, or 11% and 24% of total revenues, for the nine months ended September 30, 2002 and 2001, respectively. The majority of international sales were made in Europe by our direct sales organizations based in the United States and the United Kingdom. International sales are generally denominated in United States dollars.

     During the third quarter of 2002 and as part of our strategy to focus our marketing and development efforts on our primary product NetP 7, we continued to wind-down our non-strategic product and service offerings, including Advertising Advisor, which in 2001 accounted for a significant portion of our total revenues. NetP 7 incorporates certain key components from our non-strategic product offerings, including components from Personalization Manager and Distribution Analyst.

     Product revenues. Product revenues decreased 9% to $613,000 in the third quarter of 2002 compared to $674,000 for the same period in the prior year. Product revenues decreased 24% to $1.6 million for the nine months ended September 30, 2002 from $2.1 million in the same period of 2001. Product revenues comprised 38% of total revenues for the third quarter of 2002 compared to 31% for the same period in 2001. Product revenues comprised 36% of total revenues for the nine months ended September 30, 2002 compared to 26% for the same period in 2001. The decrease in product revenues in absolute dollars is attributable to a combination of factors, including the rapid deterioration of Internet retailers, a longer sales cycle due to our pursuit of larger transactions with larger organizations, increased competition, and the deferral of purchase decisions by our current and potential customers due to economic uncertainty. Historical percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such historical percentage growth rates in the future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data processing and educational services, and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 33% to $999,000 in the third quarter of 2002 from $1.5 million in the third quarter of 2001. Service and maintenance revenues comprised 62% and 69% of total revenues in the third quarter of 2002 and 2001, respectively. Total service and maintenance revenues decreased 53% to $2.8 million for the nine months ended September 30, 2002 from $5.9 million in the same period of 2001. Service and maintenance revenues comprised 64% and 74% of total revenues for the nine months ended June 30, 2002 and 2001, respectively. The decrease in service and maintenance revenues in absolute dollars reflects lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions, the wind-down, during the second quarter of 2002, of non-strategic product and services offerings, including Advertising Advisor, that in 2001 accounted for a significant portion of our services revenues, and a decline in our customer base, particularly Internet retailers. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

     As stated in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues for the three months ended September 30, 2002 and the nine months ended September 30, 2002 include $4,000 and $113,000, respectively, of such amounts. Additionally, service revenues of $16,000 and $195,000 for the three months ended September 30, 2001 and the nine months ended September 30, 2001, respectively, have been reclassified to conform to current period presentation.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 57% to $68,000 in the third quarter of 2002 from $158,000 in the third quarter of 2001, representing 11% and 23% of the related product revenues, respectively. Cost of product revenues decreased 63% to $254,000 for the nine months ended September 30, 2002 from $679,000 for the nine months ended September 30, 2001, representing 16% and 33% of the related product revenues, respectively. The decrease in cost of product revenues in absolute dollars is primarily attributable to a decrease in amortization of acquired technology cost in connection with our acquisition of KD1 in February 2000 and to reduced product revenues and royalties payable to third parties. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We currently intend to decrease our reliance on licensed third-party technology in 2002, which may result in the cost of product revenues continuing to decline as a percentage of related product revenues.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 37% to $473,000 in the third quarter of 2002, from $755,000 in the third quarter of the prior year, representing 47% and 50% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenues decreased 58% to $1.8 million for the nine months ended September 30, 2002 from $4.3 million for the same period in the prior year, representing 64% and 73% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to headcount reductions in our service organization as a result of our restructuring efforts. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

     As stated above, and in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Cost of service revenues for the three months ended September 30, 2002 and the nine months ended September 30, 2002 include $4,000 and $113,000, respectively, of such amounts. Additionally, cost of service revenues of $16,000 and $195,000 for the three months ended September 30, 2001, and the nine months ended September 30, 2001, respectively, have been reclassified to conform to current period presentation.

OPERATING EXPENSES

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses were $753,000 in the third quarter of 2002, a decrease of 70% from the $2.5 million in the third quarter of 2001. Sales and marketing expenses were 47% and 112% of total revenues in the third quarter of 2002 and 2001, respectively. Sales and marketing expenses were $3.6 million and $13.5 million, or 83% and 168% of total revenues, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses were $1.2 million in the third quarter of 2002, a decrease of 43% from the $2.1 million in the third quarter of 2001. Research and development expenses were 75% and 97% of total revenues in the third quarter of 2002 and 2001, respectively. Research and development expenses were $4.8 million and $8.4 million, or 110% and 105% of total revenues, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in research and development expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses were $514,000 in the third quarter of 2002, a decrease of 49% from the $1.0 million recorded in the third quarter of 2001. General and administrative expenses were 31% and 46% of total revenue in the third quarter of 2002 and 2001, respectively. General and administrative expenses were $2.1 million and $5.4 million, or 50% and 68% of total revenues, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and a reduction in bad debt expense. The decline in general and administrative expenses for the nine months ended September 30, 2002 from the same period in 2001 was partially offset by $213,000 of legal and accounting fees recorded in the second quarter of 2002 related to M&A work that will not materialize in a transaction.

     Lease abandonment expenses. Lease abandonment expenses relate to our August 2000 abandonment of our previous headquarters facility upon our move to new corporate headquarters. In October 2001, we entered into an agreement to sublease the majority of our previous headquarters facility to a third party. For the nine months ended September 30, 2002, no lease abandonment charges were recorded compared to $225,000 in the same period in 2001. Lease abandonment charges represented 3% of total revenues for the nine months ended September 30, 2001.

     Restructuring related charges. We recorded no restructuring related charges in the third quarter of 2002. In 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.7 million for the nine months ended September 30, 2002 and 2001, respectively.

     A total of approximately $654,000 was charged against the restructuring reserve during the third quarter of 2002, bringing the total charges against the restructuring reserve to $3.3 million for the nine months ended September 30, 2002, lowering the accrued restructuring liability to approximately $4.9 million. Charges against the reserve during the third quarter of 2002 included $47,000 in employee severance payments, $702,000 in rent payments, $307,000 in costs relating to subletting facilities and $64,000 in costs relating to closure of our Texas data center. These charges were partially offset by $454,000 of sublease income and $12,000 in proceeds from the sale of fixed assets. For the nine months ended September 30, 2002 the charges included $642,000 of non-cash fixed assets write-offs, $547,000 in employee severance payments, $2.1 million in rent payments, $1.2 million in costs relating to subletting facilities, and $64,000 in costs relating to the closure of our Texas data center. These charges were partially offset by $1.2 million of sublease income and $68,000 in proceeds from the sale of fixed assets. In conjunction with the restructuring related charges recorded, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations and related restructuring reserves. Although we believe that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of September 30, 2002:

				Sublease		Accrued
	Accrued			Income and		Restructuring
	Restructuring			Proceeds from	Non-Cash	as of
	as of December 31,	Restructuring	Restructuring	the Sale of	Asset	September 30,
Description	2001	Charges	Payments	Fixed Assets	Disposals	2002

Lease commitments and related items	$6,896	$—	$(3,296)	$1,162	$—	$4,762
Employee severance and termination costs	111	506	(547)	—	—	70

Subtotal	7,007	506	(3,843)	1,162	—	4,832
Fixed asset disposals and other costs	426	262	(66)	68	(642)	48

	$7,433	$768	$(3,909)	$1,230	$(642)	$4,880

     Amortization of intangibles. Amortization expense related to intangibles acquired in the February 2000 acquisition of KD1 was $65,000, (including $37,000 amortization of goodwill and other intangibles included in cost of product revenues) during the third quarter of 2002. This is compared to $835,000 (including $37,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the third quarter of 2001. This represented 4% and 38% of 2002 and 2001 third quarter total revenues, respectively. Amortization expense was $193,000 (including $110,000 amortization of intangibles included in cost of product revenues) for the nine months ended September 30, 2002. This is compared to $9.3 million (including $407,000 of amortization of goodwill and other intangibles included in the cost of product revenues) for the nine months ended September 30, 2001. This represented 4% and 116% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Total amortization of goodwill and other intangibles is expected to be significantly lower for 2002 and through the first quarter of 2003 due to the $75.3 million impairment of goodwill and other intangibles charge recorded in the first quarter of 2001 discussed below and our adoption of Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, under which we are no longer amortizing goodwill and certain other identified intangible assets. See also Note 5 to the Consolidated Financial Statements.

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

     Stock compensation expense. Compensation charges related to stock options were $9,000 in the third quarter of 2002 and $53,000 in the third quarter of 2001, comprising 0.6% and 2% of total revenues in each of the respective periods. Stock compensation was $35,000 and $211,000, or 0.8% and 3% of total revenues, for the first nine months of 2002 and 2001, respectively. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales and marketing	$7	$9	$23	$34
Research and development	—	37	3	146
General and administrative	2	7	9	31

	$9	$53	$35	$211

     Other income (expense), net. Other income (expense), net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expense. Net other income was $811,000 in the third quarter of 2002 compared to net other income of $714,000 in the same period in 2001. Net other income was $698,000 compared to net other income of $3.6 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net other income for the three months ended September 30, 2002 compared to the same period in 2001 was largely attributable to a decrease in interest income and accrued taxes, offset against $200,000 received this quarter as a result of a dispute settlement. The decrease in net other income for the nine months ended September 30, 2002 compared to the same period in 2001 was largely attributable to the $1.6 million loss on investment resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through September 30, 2002. As of December 31, 2001, we had net operating loss carry-forwards of approximately $91.6 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2001, we had $195,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At September 30, 2002, we had $64.6 million of cash, cash equivalents and short-term investments, compared to $76.4 million at September 30, 2001.

     Cash used in operations was $8.3 million for the nine months ended September 30, 2002, compared to $19.9 million for the same period in 2001. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses.

     A total of $28.4 million in net cash was provided from investing activities for the nine months ended September 30, 2002, compared to $27.1 million of cash provided in the same period for 2001. Our investing activities consisted primarily of net sales of short-term investments and marketable securities offset, in 2001, by purchases of property and equipment. Our investment portfolio as a percentage of total cash and investments as of September 30, 2002, was comprised of 54% in money market accounts, 10% in corporate bonds and papers, 23% in municipal bonds and 13% in federal agency securities. We will continue to invest cash in excess of current requirements in investment grade, interest-bearing securities.

     Capital expenditures were $0 for the nine months ended September 30, 2002 as compared to $197,000 in the same period for 2001. Capital expenditures were even higher in years prior to 2001 and reflected our rapidly growing employee base and expanded operations.

     Net cash provided from financing activities was $4,000 for the nine months ended September 30, 2002 and net cash used for financing activities was $371,000 for the same period in 2001.

     No restructuring related charges were recorded in the third quarter of 2002. During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.7 million for the nine months ended September 30, 2002 and 2001, respectively. A total of approximately $654,000 was charged against the restructuring reserve during the third quarter of 2002, and a total of approximately $3.3 million was charged against the restructuring reserve for the first nine months of 2002, lowering the accrued restructuring liability to approximately $4.9 million.

     Of the $4.9 million restructuring reserve remaining as of September 30, 2002, management estimates that approximately $4.8 million will be a use of cash in future periods through July, 2010, for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. The remaining $100,000 of accrued restructuring costs relates to other miscellaneous restructuring related costs. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     As of September 30, 2002, we had no material long-term commitments for capital expenditures.

     Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At September 30, 2002, we had $526,000 in long-term liabilities, all comprised of deferred rent credits.

     The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). See the discussion below regarding our operating lease obligations and related sublease agreements.

	2002	2003	2004	2005	Thereafter

Operating leases	$1,013	$4,067	$3,282	$3,141	$14,277

Total contractual cash obligations	$1,013	$4,067	$3,282	$3,141	$14,277

Expected sublease income	602	2,428	1,894	1,626	7,608

Net contractual cash obligation	$411	$1,639	$1,388	$1,515	$6,669

     Operating lease obligations relate to our existing facilities. As of September 30, 2002, we have signed agreements to sublease approximately 107,000 square feet of our existing facilities. We are actively seeking to sublease our remaining excess facilities. Specifically, we are currently seeking to sublease an additional portion of our Edina, Minnesota office space, our entire Roseland, New Jersey office space and a portion of our office space in Austin, Texas. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which could negatively impact our cash flow and future operating results.

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

     We cannot predict our future quarterly revenues with any degree of certainty for a variety of reasons, including:

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

     We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles related to the acquisition of KD1) for the year ended December 31, 2001. As of September 30, 2002, we had an accumulated deficit of $208.5 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2002. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

A decline in the price of, demand for, or market acceptance of NetP 7 would seriously harm our business.

     Recently, we have derived a substantial portion of our revenues from one product — NetP 7. As part of our strategy to focus our marketing and development efforts on NetP 7, we have continued to wind-down our non-strategic product and service offerings, including Advertising Advisor, which in 2001 accounted for a significant portion of our revenues.

     We anticipate that NetP 7 will account for a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for NetP 7, or failure to achieve broad market acceptance for NetP 7, would materially adversely affect our business and results of operations.

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

     From April 23, 1999 (the first day of public trading of our common stock), through September 30, 2002, the high and low sales prices for our common stock fluctuated between $66.50 and $0.76. On October 31, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $1.16. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.

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

     Since July 1, 2002, the closing price of our common stock has been below $1.00 for as many as 14 consecutive business days. We may fail to maintain the minimum closing bid price of $1.00 for 30 consecutive business days as required by the Nasdaq National Market. If we are unable to demonstrate compliance with this or any other Nasdaq requirement, Nasdaq may take further action with respect to a potential delisting of our common stock. We may appeal any such decision by Nasdaq to the Nasdaq Listing Qualifications Panel. If our common stock were delisted from Nasdaq this could result, among other things, in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq, as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

Our products can have a lengthy and/or complex implementation cycle. In addition, only a limited number of our customers have a deployed and operating application that utilizes our products. As a result, we cannot be certain that our products will perform and be received as expected.

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

     In June 2002, we announced the commercial launch of NetP 7.0. In October, 2002, we announced the launch of NetP 7.1, offering enhancements to NetP 7.0, and we expect to continue to introduce new and enhanced product features.

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

     NetP 7.0 and NetP 7.1, enhancements thereof, and any new products will be subject to significant technical risks. We may fail to introduce or deploy new products or new releases on a timely basis, or at all. In the past, we have experienced some delays in the commencement of commercial shipments of our new releases and new products. These delays caused customer frustrations and delay or loss of product revenues. Some of our competitors currently offer products with features and functionality similar to those of NetP 7.0 and NetP 7.1. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new releases or new products. We could experience increased expenses or lost revenues if customers defer material orders in anticipation of new releases or new product introductions.

     The software products we offer are complex and may contain undetected errors or failures when first introduced, or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction. We experienced delays in release during the period required to correct these errors. We may discover errors in new releases or new products after the commencement of commercial shipments, despite testing by our personnel and our current and potential customers. This may result in loss of or delay in market acceptance of our products, which could seriously impair our ability to achieve profitability.

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

     Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of September 30, 2002, our direct sales organization consisted of 11 employees. We may need to hire additional direct sales personnel in the future. Competition for qualified sales personnel is intense, and we might not be able to attract or retain the kind and number of sales personnel we need. New hires require extensive training, typically take several months to achieve productivity and may not be as productive as necessary. If we are unable to attract or retain additional skilled sales personnel as needed, we may not be able to capture increased market share for our products and services.

If we are unsuccessful in attracting and retaining qualified service personnel, we may lose current customers or be unable to attract new customers.

     Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. As of September 30, 2002, our professional services and customer support organization consisted of 9 employees. There are a limited number of people who have the skills needed to provide the services that our customers demand. Competition for qualified service personnel is intense. We cannot be certain that we can attract or retain a sufficient number of the highly qualified service personnel that our business needs.

We generate revenues from international sales and, therefore, our business is susceptible to numerous risks associated with international operations.

     Licenses and services sold to customers outside of the United States accounted for approximately 22% of our total revenues in 2000, 20% in 2001 and 11% for nine months ended September 30, 2002. We expect to generate additional international revenues in the future, and we believe that we must expand our international sales and marketing activities in order to be successful. We have limited experience in marketing, selling, distributing and supporting our products and services internationally and international operations are generally subject to a number of risks, including:

•	expenses associated with customizing products and services for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable; • foreign currency exchange rate fluctuations; and

•	political and economic instability.

     As of September 30, 2002, we had two employees located in the United Kingdom. All other employees were located in the United States.

We may be unable to sublease or find suitable sub-tenants for a portion of our principal executive offices and some of our other offices, and tenants may fail to make sublease payments.

     In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Edina, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease an additional portion of this facility. We have also sublet all of the space at our Berkshire, United Kingdom facility and a portion of the space at our San Francisco, California facility. We are also currently seeking to sublease our Roseland, New Jersey office space and a portion of our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, or if our existing sub-tenants fail to make sublease payments required under their respective sublease agreements, we may experience greater than anticipated operating expenses in the future.

If our intellectual property is not protected adequately, we may lose our competitive advantage in the market.

     We are a technology company. Our success depends in large part on protecting our intellectual property, which is one of our most important assets. We rely upon a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We license our software and require our customers to enter into license agreements, which impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

     We have fourteen pending United States patent applications and four issued United States patents. We also have license rights to three issued United States patents from the University of Minnesota. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents and potential future patents may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

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

     Our future success depends on the continued service of our key personnel. The loss of the services of one or more of our key employees could seriously harm our ability to increase our customer base and sales. As of September 30, 2002, we had 54 employees. We do not carry any key person life insurance policies.

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

     If our stockholders sell substantial amounts of our common stock, or there is a belief that such sales could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of common stock. As of September 30, 2002, we had outstanding 27,303,333 shares of common stock and options to acquire an aggregate of 2,844,561 shares of common stock, of which 1,280,002 were exercisable. Substantially all of our outstanding shares are freely tradeable and all shares acquired upon exercise of options will be freely tradeable. Those shares which are not freely tradeable may be resold publicly at any time, subject to the volume and other restrictions of Rule 144 under the Securities Act. If large numbers of these shares are sold over a short period of time, the price of our common stock could be adversely affected.

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

     In some cases, our customers capture user preference and profile information each time a user interacts with the application utilizing our products or volunteers information in response to survey questions. Our customers generally have implemented security measures to protect such customer data from unauthorized disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a breach of customer data security were to be publicized, our products may be perceived as less desirable, and our future sales could be negatively impacted. More importantly, even the perception of privacy and security concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten such concerns if, for example, our customers were required to notify users that the data captured after these interactions may be used by marketing entities to direct product promotion and advertising to that user. Legislation has been proposed at the federal and state levels that address some aspects of the Internet, including a number of bills that specifically address Internet privacy matters. Such proposed legislation indicates that some federal and state legislators believe that certain aspects of the Internet and e-commerce, including data privacy, are appropriate matters for regulation and review. Various other countries and political entities, such as the European Union, have adopted legislation or regulatory requirements addressing issues, such as data privacy, that may directly impact some of our customers. If user privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business could be seriously harmed and we could experience increased operating losses.

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

     Our future revenues depend, in part, upon the increased acceptance and use of the Internet and other on-line services as a medium of commerce. Acceptance and use of the Internet and on-line services may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and other on-line services as a medium of commerce. Demand and market acceptance for recently-introduced services and products over the Internet are subject to a high level of uncertainty and few proven services and products exist.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Through September 30, 2002, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and service revenues may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

     Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. A hypothetical 100 basis point increase in interest rates would result in an approximate $101,000 decrease in the fair value of our investments as of September 30, 2002. The same hypothetical increase in interest rates as of December 31, 2001 would have resulted in a decrease in the fair value of our investments of approximately $496,000. Our objective in managing our exposure to interest rate risk is to preserve principal while at the same time maximizing the income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities in addition to debt and have adopted practices and policies to ensure that our portfolio remains adequately diversified. Due to the conservative nature of our investments and relatively short duration, interest risk is mitigated. Furthermore, we place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As previously mentioned in our two most recent Quarterly Reports on Form 10-Q, Timothy J. Fox filed a purported class action lawsuit on November 2, 2001, against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief operating officer and chief financial officer. The lawsuit, Fox v. Net Perceptions, Inc., et al., Civil Action No. 01-CV-9675, was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. The Court has not ruled on this motion.

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

     (b)  Reports on Form 8-K

     During the third quarter of 2002 the Company did not file any Current Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Perceptions, Inc.

Date: November 13, 2002	By: /s/ Thomas M. Donnelly Thomas M. Donnelly Chief Financial Officer

(Duly authorized officer and principal financial officer)

CERTIFICATIONS

I, Donald C. Peterson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Net Perceptions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Donald C. Peterson Donald C. Peterson Chief Executive Officer

I, Thomas M. Donnelly, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Net Perceptions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas M. Donnelly Thomas M. Donnelly Chief Financial Officer

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2002

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