Form 10-K
period 2002-12-31
NET PERCEPTIONS INC
filed 2003-03-26
CIK 1078203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s Common Stock, par value $0.0001 per share, reported on the Nasdaq National Market on June 28, 2002 was $28,774,512.

As of March 20, 2003, there were outstanding 27,400,072 shares of the registrant’s Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003, are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

NET PERCEPTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the heading “Risks That May Affect Future Results” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

      References in this Annual Report on Form 10-K to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”).

PART I

ITEM 1.     BUSINESS

Summary

      We develop and market software solutions that are designed to enable our customers to interact more intelligently with their customers. Our solutions integrate and analyze information about customers, products and transaction activity to generate specific actions our customers can take to improve their marketing, selling, and merchandising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. We combine our software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add value to existing custom or purchased systems including customer relationship management, or CRM, systems and processes.

      Our software solutions extract data from our customers’ existing business applications, including electronic commerce, call center, campaign management, merchandise management, enterprise resource planning and point-of-sale systems. Sophisticated and proprietary analytical and reporting techniques then generate intelligence about customers and products that can be inserted into operational processes and systems to drive actions such as cross-selling and up-selling or personalized promotions. Our software solutions are particularly well suited to environments with large numbers of customers, a large product assortment and large quantities of transaction data.

      We believe our software solutions are unique in their ability to drive profitable actions at the mass market, business entity and individual customer levels and we believe that we offer enhanced value to our customers’ existing CRM solutions. Our customers currently include 3M, Brylane, Great Universal Stores, Half.com, J.C. Penney, J&L Industrial Supply and Musician’s Friend.

Corporate History and Recent Events

      Net Perceptions was incorporated in Delaware in 1996 and our initial product was shipped in January 1997. Our principal executive offices are located at 7700 France Avenue South, Edina, Minnesota 55435. Our Web site address is www.netperceptions.com. The information on our Web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

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

      In 2001, we instituted two separate restructuring plans to better align our cost structure with our business outlook and general economic conditions. In 2001 we reduced our workforce by 169 positions and recorded total charges of $15.6 million to reorganize the company and exit certain facilities in various United States and international locations. In the first quarter of 2002 we further reduced our workforce by 15 positions and recorded $367,000 in related employee termination costs. In June 2002 we reduced our workforce by 18 positions and recorded an additional $401,000 charge. As of December 31, 2002 we had 52 employees. In January of 2003, we closed satellite offices in San Francisco, California, London,

England and Austin, Texas, and reduced headcount by 22 positions. In the first quarter of 2003, we anticipate recording a $1.2 million charge related to this restructuring activity.

      In February 2003, in response to continued uncertainties in the marketplace and the difficulties we are likely to continue facing as a relatively small public company, we engaged U.S. Bancorp Piper Jaffray, Inc. to assist us in the exploration of near-term strategic alternatives. However, we cannot predict whether or when a transaction will result from this process. Based on the outcome of this process, we expect to determine in the near term how best to proceed to maximize stockholder value.

Industry Background

      Market research has shown that acquiring new customers is considerably more expensive than managing and enhancing existing customer relationships. Accordingly, companies are often looking for ways to increase the longevity and profitability of their customer relationships. Companies may enhance existing customer relationships by learning from all of their customer interactions across all channels of customer communication. Companies can use this knowledge to personalize products, services and related interactions based on each customer’s characteristics, the characteristics of customer segments or the characteristics of the products they market. Understanding individual customer preferences, customer behavior, customer segments and product relationships can facilitate more effective marketing of complementary products, known as “cross-selling,” and higher-end products, known as “up-selling,” as well as improve selling and merchandising effectiveness.

      The channels of communication between a company, its partners and its customers include traditional channels, such as direct mail, telephone, interactive voice response, or IVR, retail stores and direct sales forces, as well as modern channels, such as Web sites and email. The software systems that manage these communication channels and applications capture tremendous amounts of customer data, such as customer demographic information and historical purchasing information. Analysis of these data can help companies to better understand customer purchasing patterns, thereby enabling them to market more effectively to individual customers and customer segments. However, the technologies historically available to analyze this tremendous volume of information were highly complex and required very specialized skills to deploy. As a result, companies have experienced difficulty in managing large amounts of customer data obtained from multiple sources and in using the data effectively.

      In addition many companies have large, and ever changing product catalogs. The software systems that manage products may capture large amounts of product data, such as product descriptive information, product hierarchies, product inventory information and product purchasing information. Analysis of these data help companies better understand their product catalogs. For example, what products are alternates of one another, what products should be packaged together, and what product sales drive other products to sell. Once again, however, companies have experienced difficulties effectively managing large amounts of product data.

      To aggregate this customer and product data and use it to improve customer relationships, companies may need to implement an integrated customer relationship management, or CRM infrastructure for automating sales, service and marketing interactions and to facilitate merchandising decisions.

Solution

      Our software solutions are designed to help businesses to more intelligently interact with their customers by providing actionable insight about the relationships among products, promotions and customer interactions. Our solutions focus on increasing revenue, improving profit, decreasing costs and enhancing customer satisfaction.

      Our software solutions are designed to enable companies to continually improve customer interactions across both traditional and modern customer communication channels. Our software solutions are particularly well suited to environments with large numbers of customers, a large product assortment and large quantities of transaction data, such as the retail consumer goods, retail catalog and wholesale manufacturing and distribution markets. We believe that the following characteristics of our software make it attractive when compared to our competitors:

•	Integration of analytical and operational CRM solutions. Our software solutions integrate analytical technologies, which are used to gain insight into customer and product data, with operational technologies, which make customer interactions more efficient. The integration of these traditionally disparate technologies can enable companies to increase the value of every interaction with a customer as the interaction is taking place. For example, through the integration of our analytical technologies, a service agent using operational software to service a customer over the telephone can receive real time cross-sell and up-sell recommendations for that customer.

•	Designed to span many channels of customer interaction. Our software solutions are designed to improve customer relationships across many channels of customer interaction. For example, companies can use our software to enhance customer interactions on Web sites, during telephone interactions, in printed media, in email and other direct marketing campaigns and in face-to-face selling situations.

•	Web-based design to promote ease of use and wide-scale deployment. Our software solutions offer easy to use interfaces that are similar to those used on most Web sites. Our customers access the interface through a corporate network or the Internet using a Web browser. Our software is installed in a central location, generally on our customers’ own computer servers. This Web-based design does not require our software to be installed on each user’s computer, which reduces the costs of deploying and maintaining software.

•	Packaged software suite for faster and less expensive implementation. Our software solutions are designed to facilitate the integration of the many technologies required to collect and analyze customer data, create and deploy campaigns and enhance customer interactions. As a result, our software can generally be implemented in four to ten weeks.

      Our software solutions are designed to provide measurable economic benefits to our customers. Specifically, we deliver return on investment to our customers through the analytical impact of our software, which is usually delivered in real time into the workflow of our customers, or through management facilitation, which is usually delivered as an online or printed report. The principle analytical impact benefits and management facilitation benefits of our software are summarized below:

Analytical Impact	Management Facilitation

• Up-sell and cross-sell
• Replacement product recommendation
• Find customers for specific products
• Coordinate recommendation
• Personalize catalog mailings
• Personalize email campaigns
• Increase customer purchase categories
• Recommend products for reorder
• Facilitate customer acquisition
• Sales and sales effectiveness reporting
• Promotional campaign management and scheduling
• Business rule management
• Trend analysis and reporting
• Overstock management and reporting
• Tactical intelligence

Products

      We offer one principal product, NetP™ 7, which is comprised of two principal components, Intelligence Manager™, the analytical hub, and Channel Injectors™, which deliver the analytical results of Intelligence Manager into multiple operational systems that our customers use. NetP 7 enables multi-channel retailers, distributors and manufacturers to harness the power of predictive analytics to convert customer, product and transaction data into actionable insight companies can use to generate higher sales, increased revenues and improved customer loyalty. The following figure is a graphical representation of our NetP 7 product suite.

      Intelligence Manager, the core of NetP 7, includes sophisticated analytics to aggregate and analyze data about customers, products and transactions to generate actionable sales and marketing intelligence, while Channel Injectors automatically inject that intelligence in real time at various points of customer interaction. Intelligence Manager allows companies to create and manage highly personalized campaigns in in-bound, interactive selling situations, such as Web sites and inbound customer contact centers, as well as outbound selling situations, such as email and outbound telemarketing. Intelligence Manager integrates with a company’s existing infrastructure to deliver these campaigns in real time. Companies can use Intelligence Manager to increase the likelihood that the products they market to customers will be products the customer will value. Intelligence Manager utilizes advanced one-to-one recommendation technology combined with business rules to produce product offerings targeted directly to individual customers. It provides marketers with the ability to create unique marketing strategies for different groups of customers, interact with those customers on an individualized basis, and closely track the impact that different strategies are having on sales and profit by customer segment, product group and promotional effort. Intelligence Manager makes it possible for marketers to rapidly modify their recommendation and promotion strategy, and deploy new recommendation and promotions.

      NetP 7’s Channel Injectors automatically deliver the output of Intelligence Manager, such as real time product recommendations, targeted customer lists, and other forms of sales intelligence, directly into the selling process. Channel Injectors can be utilized at many customer touch points — inbound and outbound telesales, field sales, Internet, e-mail and direct mail channels as represented by the following channel specific modules:

•	NetP 7 Telesales Channel Injector™ allows catalogers, manufacturers and distributors to inject sales intelligence into inbound and outbound call centers, enabling call center representatives to deliver highly targeted, personalized product recommendations in real time.

•	NetP 7 Field Sales Channel Injector™ provides inside and outside direct field sales representatives with a Sales Playbook™ for building sales with each of their customers. The Sales Playbook identifies the products that customers are likely using but purchasing from competitors, revealing previously hidden sales opportunities. The Sales Playbook also identifies products that customers purchase on a periodic basis and when they will likely repurchase them.

•	NetP 7 E-Commerce Channel Injector™ interacts with customers on a company’s Web site much like a best sales representative. Working one-to-one in real time via the Web, E-Commerce Channel Injector delivers highly targeted, personalized product recommendations.

•	NetP 7 Direct Marketing Channel Injector™ enables companies to provide product recommendations and content for outbound catalogs, direct mail, fax and e-mail marketing campaigns. Direct Marketing Channel Injector improves the selection process for direct marketing campaigns by choosing the right products for the right customer or the right customers for a targeted group of products.

      NetP 7 is an installed software solution that is the culmination of our history of product recommendation systems for assisted marketing. Predecessor products include Personalization Manager, Insight Manager, Distribution Analyst, Net Perceptions for E-Commerce, Net Perceptions for Call Centers, Net Perceptions for Marketing Campaigns, Net Perceptions Recommendation Engine, Advertising Advisor and the Retail Analyst. NetP 7 (or its predecessor products) has accounted for all historical company revenue since inception.

Professional Services

      We believe professional services are an important component of our product offerings. We deploy services personnel to help ensure that our customers’ business requirements are met. Our professional services include:

•	Project planning and management

•	Implementation and testing

•	Data analysis

•	Data warehousing

•	User training

•	Consulting

•	Product hosting

•	Ongoing customer support

      We believe that providing quality customer service and technical support is critical to customer satisfaction. As of March 20, 2003, we had 5 employees dedicated to providing professional services and support. We generally charge customers for our professional services on a time and materials basis. Customers benefit from our consultants’ and engineers’ expertise in applied retail data analysis, data warehousing, software implementation and integration. We believe our professional services personnel can assist businesses in developing innovative ways to implement our solutions, leading to increased product adoption.

Sales and Marketing

      We market our software and professional services through our direct sales organization. As of March 20, 2003, our direct sales force was comprised of 5 employees. Of the 5 employees, 3 were quota-carrying sales representatives. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews and a simulation of our product using a sample of the prospective customer’s data. Sales activities sometimes result in a customer pilot to measure and quantify the value our solutions provide.

      As of March 20, 2003, our marketing organization consisted of 1 employee primarily engaged in marketing research, producing marketing materials, managing press coverage and other public relations, identifying potential customers, attending and exhibiting at trade shows, seminars and conferences, creating presentations and sales tools, establishing and maintaining relationships with industry analysts and maintaining our Web site. In addition, we rely on various outside consultants to supplement our marketing organization for various public relations and market research requirements.

Research and Development

      Our research and development organization contributes to product strategy, and is responsible for product architecture, core technology, quality assurance and product documentation. In addition, this organization supports some pre-sales and customer support activities. The organization operates primarily out of our Minneapolis, Minnesota location.

      As of March 20, 2003, our research and development staff consisted of 12 employees. Our total expenses for research and development were $5.9 million in 2002, $10.6 million in 2001 and $19.4 million in 2000. To date, our development efforts have not resulted in any capitalized software development costs.

Competition

      The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Principal competitive factors include: quality, breadth and depth of application offerings, product scalability, core technology and architecture, ease of deployment and maintenance, customer service and support, vendor viability and price. Although we believe our products currently compare favorably with respect to certain factors, our market is relatively new and is rapidly evolving, and, as market conditions have continued to be adverse, our competitive position has eroded especially as against those with significantly greater financial, marketing, sales, service, support, technical and other resources.

      We have three primary sources of competition for our product offerings:

•	CRM vendors, such as E.piphany, Kana and Siebel;

•	enterprise resource planning (ERP) companies, such as Retek, JDA, Ecometry and Blue Martini; and

•	in-house application development efforts by potential customers using traditional statistical analysis and decision support tools and services marketed by vendors such as SPSS, SAS and digiMine.

      In addition, we face competition from vendors of other enterprise applications as they expand the functionality of their product offerings. These vendors include ATG, i2, IBM, Microsoft, NCR, Oracle, PeopleSoft and SAP.

      Of these competitors, E.piphany, ATG, digiMine and the in-house development efforts referred to above directly compete against NetP 7.

      Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. As noted above, as market conditions have deteriorated, our competitive position has eroded as against certain current competitors. Also, we may not be able to compete successfully against other current or future competitors.

Intellectual Property and Other Proprietary Rights

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

      As of March 20, 2003, we had seven pending United States patent applications and four issued United States patents. We also have exclusive license rights to three issued United States patents from the University of Minnesota. These patents have expiration dates from 2016 through 2019. Of the seven pending United States patent applications, we intend only to pursue four prosecutions due to the large costs of the prosecution process. We do not believe that the decision not to pursue these patents will have a material impact on our business. However, it is possible that no patents will be issued from the currently pending patent applications that we intend to pursue. It is also possible that our current patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of the patents of others that may limit our ability to conduct our business.

      We own a number of trademarks that we consider to be of substantial importance to our ability to market NetP 7 and future products and to our business generally. These include “Net Perceptions” and “NetP.” The “Net Perceptions” mark is federally registered for a term of ten years and the “NetP” mark is expected to be federally registered within six months to a year.

      Our efforts to protect our proprietary rights may not succeed. Copyright, trade secret and trademark laws afford only limited protection for our proprietary rights in our software, our product documentation and other written materials and our trademarks. Unauthorized parties may be able to copy aspects of our products, obtain and use information that we regard as proprietary and infringe upon our trademarks. Policing unauthorized use of our products and trademarks is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as extensively as the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products, design around patents issued to us or otherwise circumvent our intellectual property rights. We may not be able to detect infringement and, as a result, any competitive position in the market which we may have based on our intellectual property rights could suffer.

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

Employees

      As of December 31, 2002, we had a total of 52 employees, including 13 in sales and marketing, 23 in research and development, 8 in customer support and 8 in administration. 50 of these employees were located in North America and 2 employees were located in Europe. As of March 20, 2003, we had a total of 29 employees, including 6 in sales and marketing, 12 in research and development, 5 in customer support and 6 in administration. All of these employees are located in North America. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2.     PROPERTIES

      Net Perceptions’ principal administrative, research and development and sales and marketing activities are conducted in 125,800 square feet of leased space in Minneapolis, Minnesota under a lease that expires in July 2010. The majority of the unused space of this facility has been subleased and the Company remains obligated under the lease agreement. The Company believes that its current facilities are suitable and adequate for its present and anticipated near-term needs.

      As of December 31, 2002, Net Perceptions was also a party to lease agreements for an aggregate of 55,608 square feet of space in Minneapolis, Texas, New Jersey, California and the United Kingdom that expire prior to November 2005. The Company does not currently occupy any of these facilities and they are either subleased or available to sublet to third parties. There is a risk that we may not be able to sublease the remaining space in these facilities under favorable terms, if at all, which could negatively impact our cash flow and future operating results.

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

      The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion and the case may proceed to discovery.

      We believe that the allegations against the Company are without merit, and we intend to vigorously defend against the plaintiff’s claims. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

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

	Price Range of
	Common Stock

	High	Low

2001
First Quarter	$3.75	$.88
Second Quarter	2.25	.88
Third Quarter	1.90	.85
Fourth Quarter	1.97	1.03
2002
First Quarter	2.28	1.32
Second Quarter	1.63	1.02
Third Quarter	1.19	.76
Fourth Quarter	1.47	.78

      On March 20, 2003, the last reported sale price of our common stock on the NASDAQ National Market was $1.42 per share. As of March 20, 2003, there were 219 stockholders of record registered with our transfer agent, Wells Fargo Bank Minnesota, N.A.

      We have not declared or paid any cash dividends on our capital stock since our inception and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund our ongoing business. Our Board of Directors will determine future dividends, if any, based upon our financial condition, results of operations, capital requirements, general business condition and other factors that the Board deems relevant. Therefore, you will not receive any funds without selling your shares.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      In the tables below we provide you with selected historical financial data of Net Perceptions, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for each of the years in the periods ended December 31, 2002, 2001 and 2000, and the balance sheet data at December 31, 2002 and 2001, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this report, and have been reclassified to conform with current period presentation relating to reimbursable expenses that were previously recorded net to cost of revenue.

FIVE YEAR CONSOLIDATED FINANCIAL DATA(1)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Product	$1,703	$2,979	$25,087	$11,408	$3,955
Service and maintenance	3,541	7,535	12,342	3,922	542

Total revenues	5,244	10,514	37,429	15,330	4,497

Cost of revenues:
Product	292	943	1,807	286	52
Service and maintenance	2,101	5,143	11,532	2,936	393

Total cost of revenues	2,393	6,086	13,339	3,222	445

Gross margin	2,851	4,428	24,090	12,108	4,052

Operating expenses:
Sales and marketing	4,550	15,215	25,589	12,883	5,238
Research and development	5,933	10,572	19,354	8,625	2,372
General and administrative	2,819	6,198	11,146	4,005	1,474
Lease abandonment expense	—	225	1,250	—	—
Restructuring related charges(2)	768	15,551	—	—	—
Amortization of intangibles	110	9,650	25,394	—	—
Impairment of goodwill and other intangibles(3)	6,546	75,298	—	—	—

Total operating expenses	20,726	132,709	82,733	25,513	9,084

Loss from operations	(17,875)	(128,281)	(58,643)	(13,405)	(5,032)
Other income, net	1,141	4,483	5,096	1,366	64

Net loss	$(16,734)	$(123,798)	$(53,547)	$(12,039)	$(4,968)

Basic and diluted net loss per share	$(0.61)	$(4.59)	$(2.12)	$(0.78)	$(1.40)

Shares used in computing basic and diluted net loss per share	27,216	26,951	25,209	15,402	3,546

Balance Sheet Data
Cash, cash equivalents and short-term investments	$62,959	$73,605	$68,880	$36,854	$972
Working capital	57,031	64,321	66,364	37,372	468
Total assets	65,796	88,878	211,834	58,748	5,637
Long-term liabilities, net of current portion	510	577	1,951	707	538
Redeemable preferred stock	—	—	—	—	650
Total stockholders’ equity	58,342	75,407	198,518	48,388	421

(1)	The selected consolidated financial data for the years ended December 31, 2002, 2001 and 2000 include the effects of the acquisition of KD1 in February 2000, which was accounted for under the purchase method of accounting. See Note 4 to the Consolidated Financial Statements.

(2)	In 2001, we incurred a restructuring related charge of $15.6 million, consisting of charges relating to facility consolidation and employee terminations, losses and estimated losses on the disposal of assets and other restructuring related charges. In 2002, we incurred a restructuring related charge of $768,000 consisting primarily of charges relating to employee terminations. See Note 6 to the Consolidated Financial Statements.

(3)	At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. At December 31, 2002, we performed an additional impairment assessment of the remaining goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value. See Note 4 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

      We develop and market software solutions that enable our customers to interact more intelligently with their customers. Our solutions integrate and analyze information about customers, products and transaction activity to generate specific actions our customers can take to improve their marketing, selling and merchandising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. We combine our software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add value to existing custom or purchased CRM systems and processes.

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

      We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2002 and 2001, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001 and 52 as of December 31, 2002.

      We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2002, we had an accumulated deficit of $217 million. Our net loss was $16.7 million in 2002 (including $768,000 in restructuring charges, $299,000 of amortization of intangibles and non-cash stock compensation expense and a $6.5 million charge for the impairment of goodwill and other intangibles) compared to a net loss of $123.8 million in the prior year (including $15.6 million in restructuring charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). These losses resulted from significant costs incurred in the development and sale of our products and services, as well as a decline in our product revenues since the third quarter of 2000 which, based upon current marked conditions and other factors, is likely to continue in 2003. We anticipate that our operating expenses will also continue to decline in 2003 and will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability in 2003.

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

      As described above in “Business — Corporate History and Recent Events,” in February 2003, in response to continued uncertainties in the marketplace and the difficulties we are likely to continue facing as a relatively small public company, we engaged U.S. Bancorp Piper Jaffray, Inc. to assist us in the exploration of near-term strategic alternatives. However, we cannot predict whether or when a transaction will result from this process. Based on the outcome of this process, we expect to determine in the near term how best to proceed to maximize stockholder value.

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

      License revenues related to license terms of less than twenty-four months are recognized ratably over the term of the license period. When we offer products and services on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

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

      Revenue recognition rules for software companies are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

      The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered probable. In addition, our transactions often consist of multiple element arrangements which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

      Sublease income. In conjunction with the restructuring related charges recorded in 2002 and 2001, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. As of December 31, 2002, we estimated total future sublease income of $16.8 million of which $13.9 million is covered by known sublease arrangements.

      Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual collection results could differ materially from those estimated and have a significant impact on our consolidated financial statements.

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

      For a discussion of the impairment of goodwill and other intangible assets relating to the KD1 acquisition, see Note 4 to the Consolidated Financial Statements.

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

      The following table sets forth certain items in our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Revenues:
Product	32%	28%	67%
Service and maintenance	68	72	33

Total revenues	100	100	100
Cost of revenues:
Product	6	9	5
Service and maintenance	40	49	31

Total cost of revenues	46	58	36
Gross margin	54	42	64
Operating expenses:
Sales and marketing	87	145	68
Research and development	113	101	52
General and administrative	54	58	30
Lease abandonment expense	—	2	3
Restructuring related charges	14	148	—
Amortization of intangibles	2	92	68
Impairment of goodwill and other intangibles	125	716	—

Total operating expenses	395	1,262	221

Loss from operations	(341)	(1,220)	(157)

Other income, net	22	43	14

Net loss	(319)%	(1,177)%	(143)%

Revenues

      We have not publicly provided any specific revenue guidance for 2003. The current market and geopolitical environment make the prediction of sales very difficult and we are uncertain when market conditions will improve. There can be no assurance that we will meet any internal or external revenue expectations.

      Total revenues. Total revenues declined 50% to $5.2 million in 2002, from $10.5 million in 2001. Revenues declined 72% in 2001 from $37.4 million in 2000. Revenues from sales in the United States were $4.5 million in 2002 compared to $8.5 million in 2001 and $29.1 million in 2000, representing 86%, 80% and 78% of total revenues, respectively. Revenues from international sales in 2002 were $719,000, or 14% of total revenues, compared to $2.0 million, or 20% of total revenues in 2001 and $8.3 million, or 22% of total revenues, in 2000. The majority of international sales were made in Europe and Asia by our direct sales organizations based in the United States and the United Kingdom. In connection with the restructuring plan described elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements, we do not expect to maintain a direct sales force in the United Kingdom during 2003. International sales are generally denominated in United States dollars. Revenues from one customer represented 22% of our total revenues in 2002. Revenues from three customers represented 12%, 11% and 10% of our total revenues in 2001. Revenues from one customer represented 11% of our total revenues in 2000.

      During 2002, as part of our strategy to focus our marketing and development efforts on our primary product NetP 7, we continued to wind-down our non-strategic product and service offerings, including Advertising Advisor, which in 2001 accounted for a significant portion of our total revenues. NetP 7 incorporates certain key components from our non-strategic product offerings, including components from Personalization Manager and Distribution Analyst.

      Product revenues. Product revenues declined 43% to $1.7 million in 2002 from $3.0 million in 2001. Product revenues declined 88% in 2001 from $25.1 million in 2000. Product revenues comprised 32%, 28%, and 67% of total revenues for 2002, 2001 and 2000. The decrease in product revenues in 2002 from 2001 was attributable to a continuation of the same factors that caused product revenues to decline in 2001 from 2000, including the further deterioration of Internet retailers, a longer sales cycle due to our pursuit of larger transactions with larger organizations, greater competition, and increased deferral of purchase decisions by our current and potential customers due to worsening economic and political uncertainty. Prior percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future. Based on current market conditions and other factors, the decline in our product revenues is likely to continue in 2003.

      Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 53% to $3.5 million in 2002 from $7.5 million in 2001. Service and maintenance revenues decreased 39% in 2001 from $12.3 million in 2000. Service and maintenance revenues comprised 68%, 72% and 33% of total revenues for 2002, 2001 and 2000, respectively. The decrease in service and maintenance revenues in absolute dollars in 2002 from 2001 reflected the further deterioration of the factors that caused the decline in service revenues in 2001 from 2000, including lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, particularly Internet retailers. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future. Based on current market conditions and other factors, the decline in our service and maintenance revenues is likely to continue in 2003.

      In accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues include $129,000 of such amounts for 2002. Additionally, service revenues of $351,000 and $841,000 for 2001 and 2000 respectively, have been reclassified to conform to current period presentation.

Cost of Revenues

      Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 69% to $292,000 in 2002 from $943,000 in 2001. Cost of product revenues decreased 48% in 2001 from $1.8 million in 2000. Cost of product revenues represented 17%, 32% and 7% of related product revenues in 2002, 2001, and 2000, respectively. The decrease in cost of product revenues in absolute dollars in 2002 compared to 2001 is due primarily to reduced product revenues and royalties payable to third parties. The decrease in cost of product revenues in 2001 from 2000 is primarily attributable to a decrease in amortization of acquired technology cost in connection with our acquisition of KD1 in February 2000 and also to reduced product revenues and royalties payable to third parties. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We believe that the cost of product revenues will decline as a percentage of product revenues in 2003 as our reliance on licensed third-party technology continues to decline.

      Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 59% to $2.1 million in 2002 from $5.1 million in 2001. Cost of service and maintenance revenues decreased 55% in 2001 from $11.5 million in 2000. Cost of service and maintenance revenues in 2002, 2001 and 2000 represented 59%, 68% and 93% of the related services and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues in 2002 compared to prior years is primarily due to continued headcount reductions in our service organization as a result of our 2001 and 2002 restructuring and decreased use of third-party consultants to staff consulting engagements. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

      As stated above, and in Note 2 to the Consolidated Financial Statements, in accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we began to account for such items as cost of revenue effective January 1, 2002. Cost of service revenues includes $129,000 of such amounts for 2002. Additionally, cost of service revenues of $351,000 and $841,000 for 2001 and 2000 respectively, have been reclassified to conform to current period presentation.

Operating Expenses

      In the first quarter of 2003, we further reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. We anticipate continuing to vigorously manage expense levels and, accordingly, that our operating expenses will continue to decline in 2003.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs, such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 70% to $4.6 million in 2002 compared to $15.2 million in 2001. Sales and marketing expenses decreased 41% in 2001 compared to $25.6 million in 2000. As a percent of total revenues, sales and marketing expenses were 87%, 145% and 68% in 2002, 2001 and 2000, respectively. The decrease in sales and marketing expenses in absolute dollars in 2001 and 2002 was primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs.

      Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees relating to the development of our products. Research and development expenses decreased 44% to $5.9 million in 2002 from $10.6 million in 2001. Research and development expenses decreased 45% in 2001 from $19.4 million in 2000. As a percent of total revenues, research and development expenses were 113%, 101% and 52% in 2002, 2001 and 2000, respectively. The decrease in research and development expenses in absolute dollars in 2001 and 2002 is primarily due to headcount reductions as a result of our restructuring efforts. We believe 2003 research and development spending will be less than our spending in 2002.

      General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses decreased 55% to $2.8 million in 2002 from $6.2 million in 2001. General and administrative expenses decreased 44% in 2001 from $11.1 million in 2000. As a percent of total revenues, general and administrative expenses were 54%, 58% and 30% in 2002, 2001 and 2000, respectively. General and administrative expenses decreased in absolute dollars in 2001 and 2002 due primarily to lower headcount as a result of our restructuring efforts.

      Lease abandonment expense. We recorded lease abandonment expense of $225,000 and $1.3 million in 2001 and 2000, respectively. As a percent of total revenues, lease abandonment expenses were 2% and 3% in 2001 and 2000 respectively. The $225,000 of lease abandonment expense was recorded in 2001 in response to declining conditions in the Minneapolis area real estate market. The $1.3 million charge recorded in 2000 reflected estimated lease abandonment expenses related to the Company’s August 2000 move to our current corporate headquarters. In October 2001, we entered into an agreement to sublease the majority of our previous headquarters facility to a third party.

      Restructuring related charges. In 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.6 million for the years ended December 31, 2002 and 2001, respectively.

      A total of approximately $3.9 million was charged against the restructuring reserve during 2002, lowering the accrued restructuring liability to approximately $4.3 million. Charges against the reserve during 2002 included $642,000 of non-cash fixed asset write-offs, $547,000 in employee severance payments, $2.9 million in rent payments, $1.2 million in costs relating to subletting facilities and $66,000 in costs relating to facility closures. These charges were partially offset by $1.3 million of sublease income and $68,000 in proceeds from the sale of fixed assets. In conjunction with the restructuring related charges recorded, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations and related restructuring reserves. Although we believe that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to discharge these obligations. As of December 31, 2002, we estimated total future sublease income of $16.8 million of which $13.9 million is covered by known sublease arrangements.

      The following table presents a summary of the restructuring related activities and accrued restructuring charges as of December 31, 2002 (in thousands):

			Sublease					Sublease
			Income	Non-Cash				Income
			and	Asset				and
			Proceeds	Disposals				Proceeds
	2001		from the	and	Accrued			from the		Accrued
	Restructuring		Sale of	Deferred	Restructuring			Sale of	Non Cash	Restructuring
	Charges Net	Restructuring	Fixed	Rent	as of Dec 31,	Restructuring	Restructuring	Fixed	Asset	as of Dec 31,
Description	of Reversal	Payments	Assets	Write-Off	2001	Charges	Payments	Assets	Disposals	2002

Lease commitments and related items	$10,649	$(2,233)	$280	$(1,800)	$6,896	$—	$(4,024)	$1,299	$—	$4,171
Employee Severance and termination costs	1,634	(1,523)	—	—	111	506	(547)	—	—	70

Subtotal	12,283	(3,756)	280	(1,800)	7,007	506	(4,571)	1,299	—	4,241
Fixed Asset Disposals and Other Costs	3,268	(195)	261	(2,908)	426	262	(66)	68	(642)	48

	$15,551	$(3,951)	$541	$(4,708)	$7,433	$768	$(4,637)	$1,367	$(642)	$4,289

      See also “Liquidity and Financial Resources,” below, and Note 6 to the Consolidated Financial Statements.

      Amortization of intangibles. Amortization expense related to intangibles acquired in the February 2000 acquisition of KD1 was $257,000 (including $147,000 amortization of intangibles included in cost of product revenues) during 2002. This is compared to $10.1 million and $26.6 million (including $443,000 and $1.2 million of amortization of goodwill and other intangibles included in the cost of product revenues) in 2001 and 2000, respectively. These amounts represented 5%, 96% and 71% of 2002, 2001 and 2000 total revenues, respectively. Total amortization of goodwill and other intangibles is expected to be $0 for 2003 due to the $6.5 million impairment of goodwill and other intangibles charge recorded in the fourth quarter of 2002 discussed below. See Note 4 to the Consolidated Financial Statements.

      Impairment of goodwill and other intangibles. At March 31, 2001, and December 31, 2002, among other dates, we performed impairment assessments of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our March 2001 review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. As a result of our December 2002 review, we recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value.

      For a discussion of the impairment of goodwill and other intangible assets relating to the KD1 acquisition, see Note 4 to the Consolidated Financial Statements.

      Stock compensation expense. Compensation charges related to stock options were $42,000 in 2002, $230,000 in 2001 and $1.1 million in 2000 comprising .8%, 2% and 3% of total revenues in each of the respective periods. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase or vesting period of the common stock underlying the related options. See Note 9 to the Consolidated Financial Statements.

      Other income, net. Other income, net, consists of interest income, interest expense, the Company’s share in gains or losses of a joint venture, foreign currency transaction gains or losses and other expense. Net other income decreased 75% to $1.1 million from $4.5 million in 2001. Net other income decreased 12% in 2001 from $5.1 million in 2000. The decrease in net other income for both 2002 compared to 2001 and 2001 compared to 2000 was attributable to a decrease in interest income earned on the proceeds from our follow-on public offering completed in March 2000. Net other income for 2002 compared to 2001 also decreased as a result of the $1.6 million loss on investment resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom offset against $200,000 received in the third quarter as a result of a related dispute settlement.

Provision for Income Taxes

      We have incurred significant operating losses for all periods from inception through December 31, 2002. As of December 31, 2002, we had federal net operating loss carry-forwards of approximately $107.4 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2002, we had $146,000 of tax credit carry-forwards, expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

Selected Consolidated Quarterly Operating Results

      The following table sets forth quarterly unaudited financial data for 2002 and 2001, as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	2002	2002	2002	2002	2001	2001	2001	2001

	(Amounts in thousands, except per share amounts)
	(Unaudited)
Results of Operations:
Revenues:
Product	$145	$613	$902	$43	$911	$674	$386	$1,008
Service and maintenance	748	999	697	1,097	1,587	1,525	2,096	2,327

Total Revenues	893	1,612	1,599	1,140	2,498	2,199	2,482	3,335

Cost of Revenues
Product	38	68	63	123	264	158	80	441
Service and maintenance	319	473	539	770	795	755	1,301	2,292

Total Cost of Revenues	357	541	602	893	1,059	913	1,381	2,733

Gross margin	536	1,071	997	247	1,439	1,286	1,101	602

Operating expenses:
Sales and marketing	940	753	1,376	1,481	1,750	2,454	3,041	7,970
Research and development	1,136	1,213	1,624	1,960	2,156	2,121	2,262	4,033
General and administrative	628	514	935	742	768	1,014	2,129	2,287
Lease abandonment expense	—	—	—	—	—	—	—	225
Restructuring related charges	—	—	401	367	(140)	1,771	—	13,920
Amortization of intangibles	27	28	27	28	798	798	798	7,256
Impairment of goodwill and other intangibles	6,546	—	—	—	—	—	—	75,298

Total operating expenses	9,277	2,508	4,363	4,578	5,332	8,158	8,230	110,989

Loss from operations	(8,741)	(1,437)	(3,366)	(4,331)	(3,893)	(6,872)	(7,129)	(110,387)
Other income (expense), net	443	811	(972)	859	881	714	1,295	1,593

Net loss	$(8,298)	$(626)	$(4,338)	$(3,472)	$(3,012)	$(6,158)	$(5,834)	$(108,794)

Basic and diluted net loss per share	$(0.30)	$(0.02)	$(0.16)	$(0.13)	$(0.11)	$(0.23)	$(0.22)	$(4.05)

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	2002	2002	2002	2002	2001	2001	2001	2001

	(Unaudited)
Percentage of Total Revenues:
Revenues:
Product	16%	38%	56%	4%	36%	31%	16%	30%
Service and maintenance	84	62	44	96	64	69	84	70

Total Revenues	100	100	100	100	100	100	100	100

Cost of Revenues
Product	4	4	4	11	11	7	3	13
Service and maintenance	36	30	34	67	31	34	52	69

Total Cost of Revenues	40	34	38	78	42	41	55	82

Gross margin	60	66	62	22	58	59	45	18

Operating expenses:
Sales and marketing	105	47	86	130	70	112	123	239
Research and development	127	75	101	172	86	97	91	121
General and administrative	71	31	58	65	32	46	86	68
Lease abandonment expense	—	—	—	—	—	—	—	7
Restructuring related charges	—	—	25	32	(6)	81	—	417
Amortization of intangibles	3	2	2	3	32	36	32	218
Impairment of goodwill and other intangibles	733	—	—	—	—	—	—	2,258

Total operating expenses	1,039	155	272	402	214	372	332	3,328

Loss from operations	(979)	(89)	(210)	(380)	(156)	(313)	(287)	(3,310)
Other income (expense), net	50	50	(61)	75	35	33	52	48

Net loss	(929)%	(39)%	(271)%	(305)%	(121)%	(280)%	(235)%	(3,262)%

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2002, we had $63.0 million of cash, cash equivalents and short-term investments, compared to $73.6 million on December 31, 2001 and $68.9 million on December 31, 2000.

      Cash used in operations was $9.8 million for the year ended December 31, 2002, compared to $22.3 million for 2001 and $22.2 million for 2000. Cash used in operations in all periods resulted primarily from net losses, as adjusted for non-cash expenses. In April 2000, we signed a ten-year lease for a new corporate facility in Minneapolis, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses.

      A total of $34.6 million in net cash was provided from investing activities for the year ended December 31, 2002, compared to $21.3 million of cash provided in the same period for 2001 and a cash use of $63.7 million, representing the investment of the proceeds of our follow-on public offering, in the same period for 2000. Our investing activities consisted primarily of net sales of short-term investments and marketable securities. Our investment portfolio as of December 31, 2002, was invested, as a percentage of total cash and investments as follows: 63% in money market accounts, 9% in corporate bonds and 28% in federal agency securities. We are presently investing cash in excess of current requirements in investment grade, interest-bearing securities and plan to continue this policy.

      Capital expenditures were $0, $248,000, and $9.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capital expenditures in years prior to 2001 were significantly higher and reflected our rapidly growing employee base and expanded operations.

      Net cash provided from financing activities was $33,000 for the year ended December 31, 2002, compared to net cash used for financing activities of $498,000 for the same period in 2001 and net cash provided from financing activities of $84.8 million, representing the proceeds of our follow-on public offering, for the same period in 2000.

      During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.6 million for the year ended December 31, 2002 and 2001, respectively. A total of approximately $3.9 million was charged against the restructuring reserve during 2002, lowering the accrued restructuring liability to approximately $4.3 million. See the table below summarizing our contractual obligations as of December 31, 2002 and the related discussion regarding our operating lease obligations and related sublease agreements.

      Of the $4.3 million restructuring reserve remaining as of December 31, 2002, management estimates that approximately $4.2 million will be a use of cash in future periods through July 2010, for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. The remaining $100,000 relates to other miscellaneous restructuring related costs.

      During the first quarter of 2003, we anticipate recording an additional $1.2 million restructuring charge, of which we anticipate approximately $600,000 will be related to lease commitments. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

      As of December 31, 2002, we had no material long-term commitments for capital expenditures.

      Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. As of December 31, 2002, we had $510,000 in long-term liabilities, all comprised of deferred rent credits.

      The following summarizes our real estate related contractual obligations as of December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). See the discussion below regarding our operating lease obligations and related sublease agreements.

						2008-
	2003	2004	2005	2006	2007	2010	Total

Operating leases	$4,187	$3,374	$3,168	$2,930	$2,973	$7,876	$24,508
Executed sublease agreements	2,482	1,956	1,671	1,671	1,693	4,445	13,918

Net contractual cash obligation	$1,705	$1,418	$1,497	$1,259	$1,280	$3,431	$10,590

      Operating lease obligations relate to our existing facilities. As of March 20, 2003, we have signed agreements to sublease approximately 108,000 square feet of our existing facilities. We are actively seeking to sublease our remaining excess facilities. Specifically, we are currently seeking to sublease an additional portion of our Minneapolis, Minnesota and San Francisco, California office space, and our entire Roseland, New Jersey and Austin, Texas facilities. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which would negatively impact our cash flow and future operating results. In addition, if our existing sub-tenants fail to make sublease payments required under their respective sublease agreements, we may experience greater than anticipated operating expenses in the future. As of December 31, 2002, we estimated total future sublease income of $16.8 million of which $13.9 million is covered by known sublease arrangements.

      We believe that existing cash and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Recently issued accounting pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. This interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. This interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

      In accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues and cost of service revenues include $129,000 for 2002. Additionally, service revenues and cost of service revenues of $351,000 and $841,000 for 2001 and 2000 respectively, have been reclassified to conform to current period presentation.

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

      We were founded in July 1996. We began shipping products in the first quarter of 1997. The market for our products is unproven and our limited operating history makes an evaluation of our future prospects very difficult. We have encountered, and will continue to encounter, risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. We have not been able to successfully address certain of these risks. If we do not begin to successfully address these risks, we may not achieve profitability, and we may suffer continued or increased operating losses.

Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

      Our quarterly operating results have varied in the past and may vary significantly in the future. Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. Historically, our operating results have been below the expectations of public market analysts and investors, and it is likely that in some future quarter or quarters our operating results will again be below the expectations of public market analysts and investors. In this event, the market price of our common stock may decrease significantly.

      We cannot predict our future quarterly revenues with any degree of certainty for a variety of reasons, including:

•	we operate with a limited order backlog, and revenues in any quarter are substantially dependent on orders booked in that quarter;

•	the market in which we compete is relatively new and rapidly evolving;

•	we expect that, for the foreseeable future, revenues will come from licenses to a small number of customers, so delays or cancellations of orders by a few customers can significantly impact revenues within a quarter;

•	our sales cycle varies substantially from customer to customer; and

•	the timing of large orders can significantly affect revenues within a quarter.

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

      We are subject to the effects of general global economic and market conditions. The current general economic slowdown has had negative consequences for our business and operating results and may continue to do so. For example, an economic slowdown may cause some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. An economic slowdown could also cause a significant reduction in the value of our investments. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected.

We have a history of losses and expect to incur losses in the future.

      We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million for the year ended December 31, 2001 (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). Our net loss was $16.7 million for the year ended December 31, 2002 (including $768,000 in restructuring related charges, $299,000 of amortization of intangibles and non-cash stock compensation expense and a $6.5 million charge for the impairment of goodwill and other intangibles). As of December 31, 2002, we had an accumulated deficit of $216.8 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2003. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We will need to generate significant additional revenues to achieve profitability. We may never achieve profitability.

A decline in the price of, demand for, or market acceptance of NetP 7 would seriously harm our business.

      Recently, we have derived a substantial portion of our revenues from one product — NetP 7. As part of our strategy to focus our marketing and development efforts on NetP 7, we have continued to wind-down certain product and service offerings, including Advertising Advisor, which in 2001 accounted for a significant portion of our revenues.

      We anticipate that NetP 7 will account for a substantial majority of any revenues for the foreseeable future. Consequently, a decline in the price of or demand for NetP 7, or the continued failure to achieve broad market acceptance for NetP 7, would materially adversely affect our business and results of operations.

The market price of our common stock may be volatile, which could result in substantial losses for individual stockholders.

      The market price for our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new technological innovations, increased cost of operations or new products or services offered by our competitors;

•	conditions or trends in the industries into which we sell our products and services;

•	changes in the economic performance and/or market valuations of other comparable companies;

•	volatility in the stock markets, particularly with respect to technology stocks, and decreases in the availability of capital for technology-related businesses;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of additional shares of common stock; and

•	potential litigation.

      From April 23, 1999 (the first day of public trading of our common stock), through December 31, 2002, the high and low sales prices for our common stock fluctuated between $66.50 and $0.76. On March 20, 2003, the last reported sale price of our common stock on the NASDAQ National Market was $1.42. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.

Securities litigation could result in substantial expense and distraction.

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

      During 2002, the closing price of our common stock was below $1.00 for as many as 14 consecutive business days. We may fail to maintain the minimum closing bid price of $1.00 for 30 consecutive business days as required by the NASDAQ National Market. If we are unable to demonstrate compliance with this or any other NASDAQ requirement, NASDAQ may take further action with respect to a potential delisting of our common stock. We may appeal any such decision by NASDAQ to the NASDAQ Listing Qualifications Panel. If our common stock were delisted from NASDAQ this could result, among other things, in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ, as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

      We believe principal competitive factors for our product include: quality, breadth and depth of application offerings, product scalability, core technology and architecture, ease of deployment and maintenance, customer service and support, vendor viability and price. Although we believe our products currently compete favorably with respect to certain factors, our market is relatively new and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, sales, service, support, technical and other resources.

      Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors.

Our products have a lengthy sales cycle. As a result, it is difficult to predict the quarter in which a sale may occur.

      Our solutions are relatively new to the marketplace. As a result, we must use significant resources to educate potential customers on the use and benefits of our products. In addition, we believe that the purchase of our products is relatively discretionary and involves a significant commitment of capital and other resources by a customer. As a result, it usually takes our sales organization several months to finalize a sale and the length of the sales cycle can increase depending on the size of the proposed transaction and the potential customer. This makes it difficult to predict the quarter in which a sale may occur.

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

      We have licensed one or more of our products to more than 200 customers. However, only a small number of these customers have a fully deployed operating application that utilizes our products. In addition, a significant number of our Internet retail customers have gone out of business and are no longer utilizing our products. Because many of our customers have not yet fully implemented and deployed our products, we cannot be certain that our products will:

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

      In June 2002, we announced the commercial launch of NetP 7.0. In October, 2002, we announced the launch of NetP 7.1, offering enhancements to NetP 7.0, and we expect to continue to introduce new and enhanced product features in the future.

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

      Our business is subject to and affected by forces, pressures and events affecting global economic conditions. The September 11, 2001, terrorist attacks exacerbated global economic conditions and adversely impacted many businesses, including that of Net Perceptions. Future terrorist acts or acts of war may cause damage or disruption to our employees, facilities, customers and suppliers, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to generate repeat or expanded business from our current and future customers, we may be unable to build a critical mass of customers necessary to achieve increased sales and market share.

      During 2002, we were unable to materially expand our customer base and we may not be able to do so in the near future. We currently depend on a limited number of key, high-profile customers, and a substantial portion of our revenue is attributable to a single customer. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market such products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our customers demand an evaluation of our products prior to purchase. If such evaluation is successful, the customer may purchase a license to use our products. If we fail to generate business from our current and future customers, we may be unable to build a critical mass of customers necessary to achieve increased sales and market share.

If we fail to retain skilled salespeople as needed, we may be unable to increase market awareness and sales of our products and services.

      Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. As of December 31, 2002, our direct sales organization consisted of 11 employees, which was decreased to 5 employees by March 20, 2003. We may need to hire additional direct sales personnel in the future to sustain or expand our business. However, we do not expect to increase the size of our sales organization in the near future. Furthermore, we might not be able to retain the kind and number of sales personnel we need. If we are unable to retain needed skilled sales personnel, we may not be able to sustain our business.

If we are unsuccessful in retaining qualified service personnel, we may lose current customers or be unable to attract new customers.

      Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate resellers on how to use our products. From time to time, we receive customer complaints about the timeliness and accuracy of our customer support. As of December 31, 2002, our professional services and customer support organization consisted of 8 employees, which was decreased to 5 employees by March 20, 2003. We may not be able to retain a sufficient number of the highly qualified service personnel that our business needs.

We may be unable to sublease or find suitable sub-tenants for a portion of our principal executive offices and some of our other offices, and tenants may fail to make sublease payments.

      In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Minneapolis, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease an additional portion of this facility. We have also sublet all of the space at our Berkshire, United Kingdom facility and a portion of the space at our San Francisco, California facility, and we terminated our lease at our New York, New York location. We are also currently seeking to sublease our Roseland, New Jersey office space and our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, or if our existing sub-tenants fail to make sublease payments required under their respective sublease agreements, we may experience greater than anticipated operating expenses in the future.

If our intellectual property is not protected adequately, we may be unable to compete in the market.

      We are a technology company. Our business depends in large part on protecting our intellectual property, which is one of our most important assets. We rely upon a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We license our software and require our customers to enter into license agreements, which impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

      We have seven pending United States patent applications and four issued United States patents. We also have exclusive license rights to three issued United States patents from the University of Minnesota. We plan to continue the prosecution process for only four of our seven pending applications. It is possible that no patents will issue from the currently pending patent applications that we intend to pursue. It is also possible that our current patents and potential future patents may be invalid or unenforceable. It is also possible that any patent issued to us may not provide us with any competitive advantages. Moreover, we may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit our ability to conduct our business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

      We own a number of trademarks that we consider to be of substantial importance to our ability to market NetP 7 and future products and to our business generally. These include “Net Perceptions” and “NetP.” The “Net Perceptions” mark is federally registered for a term of ten years and the “NetP” mark is expected to be federally registered within six months to a year.

      Our efforts to protect our proprietary rights may not succeed. Copyright, trade secret and trademark laws afford only limited protection for our proprietary rights in our software, documentation and other written materials and our trademarks. Unauthorized parties may be able to copy aspects of our products, obtain and use information that we regard as confidential and proprietary and infringe upon our trademarks. Policing unauthorized use of our products and trademarks is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property. We may not be able to detect infringement or enforce our patent or other rights and, as a result, our competitive position in the market may suffer.

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

Our ability to increase our customer base and our sales depends on the continuing contribution of our key personnel and our ability to retain highly qualified personnel.

      Our business depends on the continued service of our key personnel. The loss of the services of one or more of our key employees could seriously harm our ability to sustain our customer base and to sell our products. As of December 31, 2002, we had 52 employees, which decreased to 29 as of March 20, 2003. We do not carry any key person life insurance policies.

      Our business also depends on our continuing ability to retain an adequate number of highly skilled managerial, technical, sales, marketing and customer support personnel. If we fail to retain our key employees, we may be unable to service our current customers or attract new customers.

      The market price of our common stock has been volatile and has fluctuated significantly in the past. To the extent this volatility and fluctuation continues, equity-based compensation policies and plans, which have historically been significant in our retaining highly skilled personnel, may not be as effective as in the past.

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

      Various provisions of our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control and make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, the rights issued under our rights agreement may be a substantial deterrent to a person acquiring 15% or more of our common stock without the approval of our Board of Directors. These provisions in our certificate of incorporation, bylaws and rights agreement could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

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

If we do not respond to rapid technological changes, our products could become obsolete and we could become unable to compete in the market.

      The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards.

      The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. To grow our business, we need to develop and introduce new software products and enhancements to existing products on a timely basis that:

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Through December 31, 2002, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. However, future product license and service revenues could increasingly be derived from international markets and denominated in the currency of the applicable market. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

      Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. A hypothetical 100 basis point increase in interest rates would result in an approximate $141,000 decrease in the fair value of our investments as of December 31, 2002. The same hypothetical increase in interest rates as of December 31, 2001, would have resulted in a decrease in the fair value of our investments of approximately $496,000. Our objective in managing our exposure to interest rate risk is to preserve principal while at the same time maximizing the income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities in addition to debt and have adopted practices and policies to ensure that our portfolio remains adequately diversified. Due to the conservative nature of our investments and relatively short duration, interest risk is mitigated. Furthermore, we place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are included on pages F-1 through F-23 of this report. The supplementary financial information required by this Item is included in the section of this report captioned “Management’s Discussion and Analysis of Operating Results” under the heading “Selected Consolidated Quarterly Operating Results.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this Item with respect to directors, executive officers and compliance with Section 16(a) of the Securities Act of 1934, as amended, may be found in the sections captioned “Nominees for Election to the Board of Directors,” “Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders expected to be held on May 29, 2003 and filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002 (the “Proxy Statement”). Such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

      Information required by this Item may be found in the sections captioned “Director Compensation,” “Summary Compensation Table,” “Executive Compensation and Other Information,” “Compensation Committee Report on Executive Compensation,” “Stockholder Return Performance Presentation” and “Compensation Committee Interlocks and Insider Participation” appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information required by this Item may be found in the section captioned “Stock Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement. Such information is incorporated herein by reference.

Equity Compensation Plan Information

      The following table sets forth information regarding our equity compensation plans as of December 31, 2002:

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,649,878 (1)	$3.20	5,547,077	(2)(3)
Equity compensation plans not approved by security holders (4)	103,146	$4.65	395,754

Total	2,753,024 (5)	$3.26	5,942,831

(1)	Excludes purchase rights accruing under the Employee Stock Purchase Plan, pursuant to which 1,568,428 shares were available for issuance at December 31, 2002. Each year, beginning January 1, 2000 and ending January 1, 2004, the number of shares of common stock available for issuance under the Employee Stock Purchase Plan will, in accordance with the terms of the Plan, be increased automatically by the lesser of 2% of the total number of shares of common stock then outstanding or 600,000 shares. See Note 9 to the Consolidated Financial Statements.

(2)	Includes 1,568,428 shares available for issuance at December 31, 2002 under the Employee Stock Purchase Plan.

(3)	Includes 2,424,427 shares of common stock available for future issuance under our 1999 Equity Incentive Plan. In addition to stock options, awards under our 1999 Equity Incentive Plan may take the form of restricted stock, stock appreciation rights and stock units as specified in the Plan. If such awards are granted, they will reduce the number of shares of common stock available for issuance pursuant to future stock option awards.

(4)	The Company’s 2000 Stock Plan was adopted by the Board of Directors effective April 20, 2000. The Company has reserved 500,000 shares of common stock for issuance under the 2000 Stock Plan. Nonstatutory options and restricted stock awards may be granted under the 2000 Stock Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or to consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. The purchase price for newly issued restricted shares awarded under the 2000 Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. As of December 31, 2002, options covering 103,146 shares of common stock were outstanding under the 2000 Stock Plan, 395,754 shares remained available for future option grants, and options covering 1,100 shares had been exercised. Outstanding options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2000 Stock Plan at any time. The 2000 Stock Plan will continue in effect indefinitely unless the Board decides to terminate it.

(5)	The table does not include a total of 3,689 shares of common stock issuable upon the exercise of outstanding options under the KD1 1996 Stock Option/ Stock Issuance Plan. These options were assumed by the Company through its acquisition of KD1, and no additional options may be granted under this plan. The weighted-average exercise price of these options is $8.89 per share.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this Item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

      Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

      The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

     2. Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required. The information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto included in this report.

     3. Exhibits

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1).
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2).
3.2	Amended and Restated Bylaws as amended through April 18, 2001(4).
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended(1).
4.2	Specimen common stock certificate(1).
4.3	Specimen common stock certificate (including Rights Agreement Legend)(5).
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent(6).
4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)(6).
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)(6).
10.1*	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers(1).
10.2*	1996 Stock Plan(1).
10.3*	1999 Equity Incentive Plan(1).
10.4*	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001(4).
10.5*	Employee Stock Purchase Plan(1).
10.6*	Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan(7).
10.7	Office Lease Agreement between DRF Holding LLC and Net Perceptions, Inc. dated April 5, 2000(8).
10.8*	2000 Stock Plan(3).
10.9*	Change in Control Severance Plan and Summary Plan Description(1).
10.10*	Employment Agreement, dated as of May 24, 2001, between Net Perceptions, Inc. and Donald C. Peterson(5).
10.11*	Severance Agreement, dated as of November 9, 2001, between Net Perceptions, Inc. and Thomas M. Donnelly(9).

Exhibit
Number	Description

21.1	List of Subsidiaries(9).
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Filed solely to correct a typographical error in the same exhibit, previously filed as an exhibit to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781).

(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(7)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781).

(9)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001 (File No. 000-25781).

(b) Reports on Form 8-K

      During the fourth quarter of 2002 the Company did not file any Current Reports on Form 8-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NET PERCEPTIONS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of
Net Perceptions, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 24, 2003

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

ASSETS

	December 31,

	2002	2001

Current assets:
Cash and cash equivalents	$39,729	$14,929
Short-term investments	23,230	58,676
Accounts receivable, net	389	1,309
Prepaid expenses and other current assets	627	2,301

Total current assets	63,975	77,215
Property and equipment, net	1,096	3,679
Goodwill and other intangible assets, net	—	6,802
Other assets	725	1,182

Total assets	$65,796	$88,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52	$314
Accrued liabilities	1,853	3,215
Deferred revenue	750	1,835
Accrued restructuring costs	4,289	7,433
Current portion of long-term liabilities	—	97

Total current liabilities	6,944	12,894
Deferred Rent	510	577

Total liabilities	7,454	13,471

Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 27,332 and 27,129 shares issued and outstanding at December 31, 2002 and 2001, respectively	2	2
Additional paid-in capital	275,053	274,869
Accumulated other comprehensive income	122	637
Accumulated deficit	(216,835)	(200,101)

Total stockholders’ equity	58,342	75,407

Total liabilities and stockholders’ equity	$65,796	$88,878

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Product	$1,703	$2,979	$25,087
Service and maintenance	3,541	7,535	12,342

Total revenues	5,244	10,514	37,429

Cost of revenues:
Product	292	943	1,807
Service and maintenance	2,101	5,143	11,532

Total cost of revenues	2,393	6,086	13,339

Gross margin	2,851	4,428	24,090

Operating expenses:
Sales and marketing	4,550	15,215	25,589
Research and development	5,933	10,572	19,354
General and administrative	2,819	6,198	11,146
Lease abandonment expense	—	225	1,250
Restructuring related charges	768	15,551	—
Amortization of intangibles	110	9,650	25,394
Impairment of goodwill and other intangibles	6,546	75,298	—

Total operating expenses	20,726	132,709	82,733

Loss from operations	(17,875)	(128,281)	(58,643)

Other income (expense):
Interest income	2,108	4,494	5,851
Interest expense	(24)	(88)	(160)
Other income (expense)	(943)	77	(595)

Total other income, net	1,141	4,483	5,096

Net loss	$(16,734)	$(123,798)	$(53,547)

Basic and diluted net loss per share	$(0.61)	$(4.59)	$(2.12)

Shares used in computing basic and diluted net loss per share	27,216	26,951	25,209

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional
			Paid-in
	Shares	Amount	Capital

Balance, December 31, 1999	22,026	$2	$71,231
Issuance of common stock for acquisition of Knowledge Discovery One, Inc. net of $2,175 acquisition costs	1,969	—	115,640
Proceeds from follow-on public offering net of $5,853 offering costs	2,000	—	84,647
Issuance of common stock under employee stock purchase plan	216	—	1,174
Exercise of stock options	764	—	779
Repurchase of unvested common stock	(105)	—	(65)
Compensation relating to stock options	—	—	1,052
Change in unrealized gain (loss) on available-for-sale investments	—	—	—
Net loss	—	—	—

Balance, December 31, 2000.	26,870	2	274,458
Exercise of stock options	115	—	59
Repurchase of unvested common stock	(2)	—	(6)
Compensation relating to stock options	—	—	230
Issuance of common stock under employee stock purchase plan	146	—	128
Change in unrealized gain (loss) on available-for-sale investments	—	—	—
Net loss	—	—	—

Balance, December 31, 2001.	27,129	2	274,869
Exercise of stock options	136	—	64
Repurchase of unvested common stock	(1)	—	(1)
Compensation relating to stock options	—	—	54
Issuance of common stock under employee stock purchase plan	68	—	67
Change in unrealized gain (loss) on available-for-sale investments	—	—	—
Net loss	—	—	—

Balance, December 31, 2002.	27,332	$2	$275,053

[Additional columns below]

[Continued from above table, first column(s) repeated]

Accumulated
Other
Comprehensive
Income(Loss)

Balance, December 31, 1999	$(89)
Issuance of common stock for acquisition of Knowledge Discovery One, Inc. net of $2,175 acquisition costs	—
Proceeds from follow-on public offering net of $5,853 offering costs	—
Issuance of common stock under employee stock purchase plan	—
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Change in unrealized gain (loss) on available-for-sale investments	450
Net loss	—

Balance, December 31, 2000.	361
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Issuance of common stock under employee stock purchase plan	—
Change in unrealized gain (loss) on available-for-sale investments	276
Net loss	—

Balance, December 31, 2001.	637
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Issuance of common stock under employee stock purchase plan	—
Change in unrealized gain (loss) on available-for-sale investments	(515)
Net loss	—

Balance, December 31, 2002.	$122

[Additional columns below]

[Continued from above table, first column(s) repeated]

Accumulated
Deficit

Balance, December 31, 1999	$(22,756)
Issuance of common stock for acquisition of Knowledge Discovery One, Inc. net of $2,175 acquisition costs	—
Proceeds from follow-on public offering net of $5,853 offering costs	—
Issuance of common stock under employee stock purchase plan	—
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Change in unrealized gain (loss) on available-for-sale investments	—
Net loss	(53,547)

Balance, December 31, 2000.	(76,303)
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Issuance of common stock under employee stock purchase plan	—
Change in unrealized gain (loss) on available-for-sale investments	—
Net loss	(123,798)

Balance, December 31, 2001.	(200,101)
Exercise of stock options	—
Repurchase of unvested common stock	—
Compensation relating to stock options	—
Issuance of common stock under employee stock purchase plan	—
Change in unrealized gain (loss) on available-for-sale investments	—
Net loss	(16,734)

Balance, December 31, 2002.	$(216,835)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Comprehensive
	Stockholders’	Income
	Equity	(Loss)

Balance, December 31, 1999	$48,388	—
Issuance of common stock for acquisition of Knowledge Discovery One, Inc. net of $2,175 acquisition costs	115,640	—
Proceeds from follow-on public offering net of $5,853 offering costs	84,647	—
Issuance of common stock under employee stock purchase plan	1,174	—
Exercise of stock options	779	—
Repurchase of unvested common stock	(65)	—
Compensation relating to stock options	1,052	—
Change in unrealized gain (loss) on available-for-sale investments	450	$450
Net loss	(53,547)	(53,547)

Balance, December 31, 2000.	198,518	(53,097)
Exercise of stock options	59	—
Repurchase of unvested common stock	(6)	—
Compensation relating to stock options	230	—
Issuance of common stock under employee stock purchase plan	128	—
Change in unrealized gain (loss) on available-for-sale investments	276	276
Net loss	(123,798)	(123,798)

Balance, December 31, 2001.	75,407	(123,522)
Exercise of stock options	64	—
Repurchase of unvested common stock	(1)	—
Compensation relating to stock options	54	—
Issuance of common stock under employee stock purchase plan	67	—
Change in unrealized gain (loss) on available-for-sale investments	(515)	(515)
Net loss	(16,734)	(16,734)

Balance, December 31, 2002.	$58,342	$(17,249)

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(16,734)	$(123,798)	$(53,547)
Reconciliation of net loss to net cash used by operating activities:
Depreciation and amortization	2,196	13,528	29,975
Provision for doubtful accounts	79	1,051	2,073
Lease abandonment expense	—	225	1,250
Compensation expense related to stock options	42	230	1,052
Restructuring related charges	768	15,551	—
Impairment of goodwill and other intangibles	6,546	75,298	—
Amortization of premiums (discounts) on investments	372	(135)	(540)
Loss on disposal of assets	—	22	23
Equity in losses of joint venture	—	—	197
Changes in assets and liabilities excluding effect of business combination:
Accounts receivable	841	3,979	278
Royalties receivable	—	671	464
Prepaid expenses and other current assets	1,674	(462)	(177)
Other assets	457	613	(1,314)
Accounts payable	(262)	(1,112)	(2,167)
Accrued expenses	(4,619)	(5,957)	663
Deferred revenue	(1,085)	(1,908)	(110)
Other liabilities	(67)	(92)	(340)

Net cash used in operating activities	(9,792)	(22,296)	(22,220)

Cash flows from investing activities:
Purchases of short-term investments and marketable securities	(47,555)	(132,886)	(136,853)
Sales and maturities of short-term investments and marketable securities	82,114	154,461	83,717
Purchases of property and equipment	—	(248)	(9,390)
Net cash paid in acquisition, net of cash acquired	—	—	(1,156)

Net cash (used in) provided by investing activities	34,559	21,327	(63,682)

Cash flows from financing activities:
Proceeds from public stock offerings, net of offering costs of $5,853 and $5,543 in 2000 and 1999, respectively	—	—	84,647
Proceeds from issuance of stock under employee stock purchase plan	67	128	1,174
Proceeds from exercise of stock options and warrants, net of stock repurchases	63	53	714
Repayment of acquired entity bank loan	—	—	(1,000)
Principal payments under capital lease obligations and notes payable	(97)	(679)	(694)

Net cash (used in) provided by financing activities	33	(498)	84,841

Net (decrease) increase in cash and cash equivalents	24,800	(1,467)	(1,061)
Cash and cash equivalents at beginning of year	14,929	16,396	17,457

Cash and cash equivalents at end of year	$39,729	$14,929	$16,396

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for acquisition of Knowledge Discovery One, Inc.	$—	$—	$117,815
Interest paid	24	88	160

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

 1. Organization

      Net Perceptions, Inc. (the “Company”) was incorporated in Delaware on July 3, 1996. The Company develops and markets software solutions that enable its customers to interact more intelligently with their customers. The Company’s solutions integrate and analyze information about customers, products and transaction activity to generate specific actions its customers can take to improve their marketing, selling, merchandising and advertising effectiveness, leading to increased revenue, improved profit, decreased costs and enhanced customer satisfaction. The Company combines its software products with industry expertise and professional services to create highly-focused, industry-specific solutions that are designed to integrate with and add significant value to existing custom or purchased customer relationship management, or CRM, systems and processes.

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

 2. Summary of significant accounting policies

Basis of presentation

      The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Revenues and identifiable assets attributable to the Company’s foreign subsidiaries were less than 10% of their respective totals. The equity method of accounting is used to account for the Company’s equity investment in a Japanese joint venture (see Note 10).

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

      Under general contract terms, the Company includes an indemnification clause in its software licensing agreement that indemnifies the licensee against liability and damages arising from any claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The Company has incurred insignificant costs as a result of this type of indemnification clause and the Company does not maintain a product warranty liability related to such indemnification clauses.

Concentrations of credit risk and significant customers

      Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations are performed. One customer accounted for 22% of total 2002 revenues and three customers accounted for 33%, 27% and 20% of accounts receivable at December 31, 2002. Three customers accounted for 12%, 11% and 10% of total 2001 revenues and four customers accounted for 31%, 24%, 14% and 11% of accounts receivable at December 31, 2001. One customer accounted for 11% of total 2000 revenues.

Cash equivalents, short-term investments and marketable securities

      Cash equivalents, short-term investments and marketable securities consist principally of commercial paper, government agency notes and money market funds. Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of 90 days or less. The Company determines the appropriate classification of short-term investments and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2002, all

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

of the Company’s short-term investments and marketable securities were classified as available-for-sale. Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of stockholders’ equity.

      The Company’s debt and marketable equity securities were as follows:

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	gains	losses

As of December 31, 2002:
Government agencies	$17,258	$17,321	$63	$—
Corporate debt	5,850	5,909	59	—

	$23,108	$23,230	$122	$—

As of December 31, 2001:
Government agencies	$11,146	$11,165	$19	$—
State and local municipalities debt	8,400	8,400	—	—
Corporate debt	38,493	39,111	618	—

	$58,039	$58,676	$637	$—

Fair value of financial instruments

      The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2002 and 2001.

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

Long-lived assets

      In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which was effective for the Company January 1, 2002, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

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

Net loss per share

      Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 1, 10, and 87 shares at December 31, 2002, 2001 and 2000, respectively (see Note 9). Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 2,757, 3,719, and 3,452 shares of the Company’s common stock were outstanding as of December 31, 2002, 2001 and 2000, respectively, and could potentially dilute earnings per share in future periods.

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

Stock-based compensation

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based compensation—Transition and Disclosure, An amendment to FASB Statement No. 123.” The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS No. 148 in its discussion of stock based employee compensation but the alternative transition options made available by the standard are not being implemented.

      The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(16,734)	$(123,798)	$(53,547)
Add: Stock-based employee compensation expense included in reported net loss	54	230	1,052
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,358)	(4,254)	(8,653)

Pro forma net loss	$(19,038)	$(127,822)	$(61,148)

Basic and diluted net loss per share:
As reported	$(0.61)	$(4.59)	$(2.12)

Pro forma	$(0.69)	$(4.74)	$(2.43)

      Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for option grants in all years; risk-free interest rates of 3.9%, 4.6% and 6.1%; expected lives of 5 years for option grants in all years; and volatility factors of 70%, 97% and 90% (in the case of 2000, for grants after the IPO). Volatility factors were not used for periods prior to the IPO as this factor is not applicable to non-public companies for these fair value calculations. The weighted-average fair value of options granted during 2002, 2001 and 2000 using the Black-Scholes option-pricing model was $0.77, $1.24 and $14.60 per share, respectively.

Recently issued accounting pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” The new statement addresses the accounting for costs

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. This interpretation does not have a material impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003, and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. This interpretation does not have a material impact on the Company’s consolidated financial statements.

      In accordance with Emerging Issue Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company began to account for such items as revenue and cost of revenue effective January 1, 2002. Service revenues and cost of service revenues include $129 for 2002. Additionally, service revenues and cost of service revenues of $351 and $841 for 2001 and 2000 respectively, have been reclassified to conform to current period presentation.

 3. Financial statement components

      Certain balance sheet components consist of the following:

      Rollforward of the allowance for doubtful accounts:

Balance December 31, 1999	$672
Provision	2,073
Write-offs	(1,289)
Recoveries	138

Balance, December 31, 2000	1,594
Provision	1,051
Write-offs	(2,995)
Recoveries	499

Balance, December 31, 2001	149
Provision	79
Write-offs	(151)
Recoveries	8

Balance, December 31, 2002	$85

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      Property and equipment consist of the following:

	December 31,

	2002	2001

Computer hardware	$3,719	$5,663
Leasehold improvements	302	380
Purchased computer software	603	1,369
Furniture, fixtures and equipment	1,088	1,216

	5,712	8,628
Less: Accumulated depreciation and amortization	(4,616)	(4,949)

	$1,096	$3,679

      Depreciation and amortization expense was $1,940, $3,434 and $3,415 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Accrued liabilities consist of the following:

	December 31,

	2002	2001

Accrued wages and benefits	$614	$1,424
Accrued lease abandonment costs	383	448
Other accrued expenses	856	1,343

	$1,853	$3,215

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

      At March 31, 2001, the Company performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1 as provided by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of 2001 of the Company’s internal revenue projections based on the general economic conditions in the information technology sector, combined with changes in

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

valuation models for technology companies, a continued decline in the Company’s first quarter 2001 stock price and its March 2001 plan of restructuring. As a result of its review, the Company recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon the Company’s estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on the Company’s internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the ten-year period ended December 31, 2000 — a rate considered appropriate given the Company’s then recent revenue levels. The estimated terminal value was based on the Company’s recent revenue multiple based on trailing twelve months revenues as objectively observed from the Company’s then market capitalization.

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed the transitional impairment test of goodwill as of January 1, 2002 and the carrying value of goodwill was not impaired. At December 31, 2002, the Company performed its annual impairment assessment of goodwill and other intangible assets. As a result of the December 2002 impairment assessment, the Company recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value. The impairment occurred due to events and changes in circumstances, which included lower than expected fourth quarter revenues and a revised 2003 forecast. The charge was determined based upon the Company’s estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 35%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made.

      The following table presents the consolidated results of operations for the year ended December 31, 2000 on an unaudited pro forma basis as if the acquisition of KD1 had taken place at the beginning of the period presented:

Year Ended
December 31, 2000

(unaudited)
Total revenues	$37,052
Net loss	$(58,906)
Net loss per share	$(2.31)

      The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

 5. Goodwill and Other Intangible Assets — Adoption of SFAS No. 141 and No. 142

      Effective January 1, 2002, in accordance with SFAS No. 141 and No. 142, the Company ceased amortizing goodwill and certain other identified intangible assets that had a net book value of approximately $6,500 as of January 1, 2002. The adoption of these statements resulted in the Company not recognizing $3,100 of amortization expense for 2002 that would have been recognized had the old standards been in effect. The Company’s net loss for 2001 included $9,317 in amortization expense relating to goodwill and certain other identified intangible assets that are no longer being amortized.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      The following table presents the impact of these statements on net loss and net loss per share, as if they had been in effect for all periods presented.

	Year Ended December 31,

	2002	2001	2000

Reported net loss	$(16,734)	$(123,798)	$(53,547)
Addback: Goodwill amortization	—	9,317	24,519

Adjusted net loss	$(16,734)	$(114,481)	$(29,028)

Basic and diluted earnings per share:
Reported net loss	$(0.61)	$(4.59)	$(2.12)
Goodwill amortization	—	0.34	0.97

Adjusted net loss	$(0.61)	$(4.25)	$(1.15)

 6. Restructuring related charges

      During 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. The Company recorded restructuring related charges totaling $15,551 in 2001 and $768 in 2002, respectively.

      In March 2001 the Company reduced its workforce by approximately 46%, or 124 positions throughout the organization, and recorded a charge of $13,920 to reorganize the Company and exit certain facilities in various United States and international locations. This $13,920 charge included $10,200 related to facility consolidation, $1,190 of employee termination costs and $2,530 of losses on the disposal of assets and other restructuring charges. During the third quarter of 2001, the Company reduced its workforce by 45 employees and recorded an additional $1,771 restructuring related charge. This $1,771 charge included $878 for estimated losses on the disposal of fixed assets, $449 for leasehold write-offs related to facility consolidation and $444 for employee severance payments. During the fourth quarter of 2001, the total restructuring charge was decreased by $140 to reflect the actual costs of exiting certain marketing activities in connection with the restructuring.

      In the first quarter of 2002 the Company further reduced its workforce by 15% or 15 positions and recorded $367 in related employee termination costs. During the second quarter of 2002 the Company recorded restructuring related charges of $401, of which $139 related to employee termination costs due to a reduction in workforce by 18 positions or 21%, $291 represented the write-down of certain fixed assets and $(29) was a reversal of previously recorded restructuring related charges resulting from revised estimates of other costs.

      A total of $8,118 was charged against the restructuring reserve during 2001, lowering the accrued restructuring liability to $7,433. These charges included $2,887 of non-cash leasehold write-offs, $2,908 of other non-cash fixed assets write-offs, $1,523 in employee severance payments, $1,869 in rent payments, $301 of real estate broker fees and $258 in other office consolidation expenses. These charges were partially offset by the application of $1,087 in deferred rent against the charge, $261 of proceeds on the sale of fixed assets and $280 of sublease income.

      A total of approximately $3,912 was charged against the restructuring reserve during 2002, lowering the accrued restructuring liability to $4,289. Charges against the reserve during 2002 included $642 of non-cash fixed asset write-offs, $547 in employee severance payments, $2,865 in rent payments, $1,159 in costs relating to subletting facilities and $66 in costs relating to facility closures. These charges were partially offset by $1,299 of sublease income and $68 in proceeds from the sale of fixed assets. In

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to discharge these obligations. As of December 31, 2002, we estimated total future sublease income of $16,752 of which $13,918 is covered by known sublease arrangements.

      The following table presents a summary of our real estate related contractual obligations as of December 31, 2002:

	2003	2004	2005	2006-2010	Total

Operating leases	$4,187	$3,374	$3,168	$13,779	$24,508
Executed sublease agreements	2,482	1,956	1,671	7,809	13,918

Net contractual cash obligation	$1,705	$1,418	$1,497	$5,970	$10,590

      The following table presents a summary of the restructuring related activities and accrued restructuring charges as of December 31, 2002:

			Sublease					Sublease
			Income	Non-Cash				Income
			and	Asset				and
	2001		Proceeds	Disposals				Proceeds
	Restructuring		from the	and	Accrued			from the		Accrued
	Charges		Sale of	Deferred	Restructuring			Sale of	Non Cash	Restructuring
	Net of	Restructuring	Fixed	Rent	as of	Restructuring	Restructuring	Fixed	Asset	as of
Description	Reversal	Payments	Assets	Write-Off	Dec 31, 2001	Charges	Payments	Assets	Disposals	Dec 31, 2002

Lease commitments and related items	$10,649	$(2,233)	$280	$(1,800)	$6,896	$—	$(4,024)	$1,299	$—	$4,171
Employee Severance and termination costs	1,634	(1,523)	—	—	111	506	(547)	—	—	70

Subtotal	12,283	(3,756)	280	(1,800)	7,007	506	(4,571)	1,299	—	4,241
Fixed Asset Disposals and Other Costs	3,268	(195)	261	(2,908)	426	262	(66)	68	(642)	48

	$15,551	$(3,951)	$541	$(4,708)	$7,433	$768	$(4,637)	$1,367	$(642)	$4,289

 7. Income taxes

      For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $107,400 and research and development credit carry-forwards of $146 at December 31, 2002. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carry-forwards	$39,791	$32,646
Restructuring related costs	2,109	5,530
Research and development credit carry-forwards	146	195
Accrued vacation and other current liabilities	1,355	403
Accounts receivable allowance	33	58

Total deferred tax assets	43,434	38,832
Valuation allowance	(43,434)	(38,832)

Total net deferred income taxes	$—	$—

 8. Long-term liabilities

      Long-term liabilities consist of the following:

	December 31,

	2002	2001

Capital leases	$—	$97
Deferred rent	510	577

	510	674
Less: Current portion	—	(97)

	$510	$577

Capital leases

      The Company has maintained lease lines of credit with leasing companies for the acquisition of property and equipment under capital lease arrangements. The lease lines of credit expired on December 31, 1999. As of December 31, 2002, the Company had no material long-term commitments for capital expenditures.

 9. Stockholders’ equity

      The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2002, the total number of shares that the Company was authorized to issue was 105,000 shares, of which 100,000 were common stock and 5,000 were preferred stock. The Company has completed two public stock offerings. In March 2000, the Company completed a follow-on public stock offering, selling 2,000 shares of common stock at a price of $45.25 per share, raising a total of $84,647 in net proceeds after payment of underwriting discounts, commissions and offering expenses. In April and May 1999, the Company completed an initial public offering (“IPO”), selling 4,198 shares of common stock at a price of $14 per share, including 548 shares sold pursuant to the exercise of an over-allotment option, raising a total of $53,213 in net proceeds after payment of underwriting discounts, commissions and offering expenses.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

Preferred stock

      There was no preferred stock outstanding at December 31, 2002 or December 31, 2001.

Common stock

      Total shares of common stock outstanding at December 31, 2002 were 27,332, of which 1 are subject to a repurchase option, which is at the Company’s discretion, at the original sale price in the event the employee holding the shares terminates employment with the Company. The Company’s repurchase option will expire with respect to these shares on or before September 8, 2003 (but will lapse in the event of an earlier change in control).

Stock option plans

      In April 2000, the Company’s Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company’s common stock at not less than 85% of fair market value on the date of the grant. During fiscal year 2002, no options were granted under the 2000 Plan. The total number of options available for future grant under the 2000 Plan was 396 at December 31, 2002. Stock options granted under the 2000 Plan typically vest over four years and generally expire ten years from the date of grant.

      In February 1999, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and nonqualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2002, 215 options were granted under the 1999 Plan. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the 1999 Plan will, in accordance with the terms of the 1999 Plan, be increased automatically by the lesser of 5% of the total number of common shares then outstanding or 1,500 shares. Accordingly, the number of shares of common stock reserved for issuance under the 1999 Plan increased by 1,356 and 1,344 shares in 2002 and 2001, respectively. The total number of options available for future grant under the 1999 Plan was 2,424 at December 31, 2002. Stock options granted under the 1999 Plan typically vest over four years and generally expire ten years from the date of grant.

      In February 1999, the Company’s Board of Directors adopted the 1999 Non-Employee Director Option Plan (the “1999 Non-Employee Plan”) under which nonqualified stock options are granted to non-employee directors of the Company. The 1999 Non-Employee Plan was amended and restated in April 2001. Under the 1999 Non-Employee Plan, 60, 195, and 30 options were granted in fiscal year 2002, 2001 and 2000, respectively. As of December 31, 2002, 205 options were available for future grant under the 1999 Non-Employee Plan. Stock options granted under the 1999 Non-Employee Plan to a director upon his or her initial election or appointment typically become exercisable over a two-year period after issuance and expire ten years from the date of grant. Stock options granted under the 1999 Non-Employee Plan to a director at each annual meeting of the Company’s stockholders typically are immediately exercisable and expire ten years from the date of grant.

      The Company’s 1996 stock option plan (the “1996 Plan”) provides for the issuance of both incentive and nonqualified stock options to employees. The incentive options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant, subject to certain repurchase rights held by the Company. For options granted to holders of more than 10% of the

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Stock options granted under the 1996 Plan are immediately exercisable but are subject to certain discretionary repurchase rights by the Company (all of which rights have expired with respect to options outstanding under the 1996 Plan), and generally expire ten years from the date of grant. Upon adoption of the 1999 Plan, the Company ceased granting options under the 1996 Plan.

      Deferred compensation related to stock options granted below fair market value in 1999 and 1998 totaled $2,826. Such compensation is considered deferred compensation and amortized over the four-year repurchase period of the common stock underlying the related options. Related amortization of stock compensation expense was $42, $173, and $625 in fiscal years 2002, 2001 and 2000, respectively.

      Stock compensation expense related to accelerated vesting of stock options was $12 and $42 in 2002 and 2001, respectively. In 2001, the Company recognized $15 of other stock compensation expense.

      Stock compensation expense recorded in the functional expense categories within operating expenses in 2002, 2001 and 2000, was allocated as follows:

	2002	2001	2000

Sales and marketing	$24	$39	$516
Research and development	8	154	459
General and administrative	10	37	77
Restructuring	12	0	0

	$54	$230	$1,052

      A summary of activity of the Company’s stock option plans is presented below:

	Years Ending December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,719	$4.97	3,452	$14.16	2,549	$8.04
Granted	275	1.37	2,846	1.40	2,759	19.97
KD1 options assumed	—	—	—	—	266	2.31
Exercised	(136)	.47	(115)	.53	(765)	1.02
Canceled	(1,101)	8.91	(2,464)	13.74	(1,357)	19.49

Outstanding at end of year	2,757	$3.26	3,719	$4.97	3,452	$14.16

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

      The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range Of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.13 – $1.08	148	6.16	$0.80	133	$0.78
$1.09 – $1.09	358	8.24	$1.09	224	$1.09
$1.10 – $1.10	379	8.82	$1.10	117	$1.10
$1.12 – $1.19	206	8.58	$1.15	123	$1.16
$1.40 – $1.40	300	8.58	$1.40	100	$1.40
$1.46 – $1.53	77	9.20	$1.49	15	$1.46
$1.72 – $1.72	750	8.39	$1.72	297	$1.72
$1.75 – $5.50	344	7.50	$3.62	242	$3.76
$12.06 – $50.00	195	7.02	$24.27	156	$23.60

	2,757	8.16	$3.26	1,407	$4.19

Employee Stock Purchase Plan

      In February 1999, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The initial number of shares of common stock reserved for issuance under the Purchase Plan was 1,000. Each year, beginning January 1, 2000 and ending January 1, 2004, the number of shares of common stock reserved for issuance under the Purchase Plan is, in accordance with the terms of the Purchase Plan, automatically increased by the lesser of 2% of the total number of common shares then outstanding or 600 shares. The number of shares of common stock reserved for issuance under the Purchase Plan increased by 300 in each of 2002, 2001 and 440 in 2000. As of December 31, 2002, 1,568 shares were available for future purchase under the Employee Stock Purchase Plan. During 2002, 2001 and 2000, 68, 146 and 216 shares, respectively, were issued under the Purchase Plan.

Stockholders’ rights plan

      In June 2001, the Company entered into a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, stockholders of record on June 14, 2001 were distributed Rights (the “Rights”) to acquire one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”), at a rate of one Right for each share of the Company’s common stock (the “Common Stock”) held by stockholders on such date. Each share of common stock issued after the June 14, 2001 record date has an attached Right. The Rights trade together with the Common Stock and generally become exercisable on the tenth day after a person or group (i) acquires 15% of more of the outstanding Common Stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 15% or more of the Common Stock. In the event that a person or group acquires 15% or more of the Common Stock (a “Stock Acquisition”), each Right not owned by the 15% or more stockholder (the “Acquiring Person”) and its affiliates would become exercisable for, upon payment of the exercise price of the Right (currently, $15), either Preferred Stock or Common Stock in an amount equal to the then current exercise price of the Right divided by one half the then current market price of the Common Stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for, upon payment of the exercise price of the Right,

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person’s common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by the Company’s Board of Directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

10. Joint venture

      In July 1999, the Company entered into a joint venture agreement under which the Company and three other companies formed Net Perceptions Japan for the purpose of distributing the Company’s and other non-competing software products in Japan. Under the agreement, the Company contributed capital of $394 for a 45% interest in the joint venture. The Company accounted for this joint venture investment using the equity method of accounting, recorded its share of income or loss in the income statement and correspondingly adjusted the carrying value of the investment. In 2000 and 1999, the Company recorded its 45% share of losses in Net Perceptions Japan, which were $197 in each year, effectively reducing the Company’s original capital investment to zero. During 2002, Net Perceptions Japan was dissolved.

11. Commitments and contingencies

Operating leases

      The Company has entered into operating lease commitments for its office space. In connection with the restructuring described in Note 6, the Company has subleased a significant portion of its office space and is actively seeking to sublease remaining excess space. However, the Company remains obligated under these lease agreements. Minimum future lease payments due under the agreements are as follows:

Year Ending December 31,

2003	$4,187
2004	3,374
2005	3,168
2006	2,930
2007	2,973
2008 and after	7,876

$24,508

      Under the terms of existing sublease agreements, the Company expects to receive sublease payments of $2,482, $1,956, $1,671, $1,671, $1,693 and $4,445 in 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively. However, there is a risk that one or more of the subtenants may breach the terms of the sublease agreements and the Company may not receive all of the expected payments.

      Rent expense totaled $720, $1,709, and $2,333 for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

      On or about November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s IPO, several other underwriters who participated in the Company’s IPO, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s chief operating officer and chief financial officer. The suit generally alleges that the defendants violated federal securities laws

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

by not disclosing certain actions taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, with the Company’s direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of the Company’s common stock following the Company’s initial public offering by requiring their customers, in exchange for receiving allocations of shares of common stock sold in the Company’s initial public offering, to pay excessive commissions on transactions in other securities and to purchase additional shares of the Company’s common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the Company’s common stock between April 22, 1999, through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion and the case may proceed to discovery.

      Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.

12. 401(k) plan

      The Company has a 401(k) employee retirement plan under which eligible employees may contribute up to 20% of their annual compensation, subject to certain limitations. Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, the Company to match employee contributions. The Company has not made any such matching contributions.

13. Segment data

      The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In addition, the Company does not allocate operating expenses to any segments, nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

      Sales to customers located outside of the United States totaled 14%, 20% and 22% of total revenues in 2002, 2001 and 2000 respectively. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 2002, 2001 or 2000.

14. Related Party Transaction

      In December 2000, the Company entered into a full recourse secured promissory note and security agreement with an officer of the Company. Under the terms of the agreement, up to $300 could be loaned to the officer prior to April 15, 2001 solely to pay federal income tax owed by the officer in connection with the officer’s exercise in March 2000 of an option to purchase shares of the Company’s stock. Amounts outstanding under the note bear interest at 8% per annum and are partially secured by

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

33,000 shares of the Company’s stock held by the officer and pledged to the Company. On April 11, 2001, $258 was loaned to the officer to pay alternative minimum tax relating to the option exercise under the terms of the note.

      Principal and interest owed by the officer shall be forgiven if the officer’s employment is terminated other than voluntarily or for cause, or if there is a change in control of the Company as defined in the agreement. Additionally, one-third of the original principal and accrued interest will be forgiven for each year that the officer remains continuously employed by the Company subsequent to April 2001. Otherwise, principal and accrued interest are payable by the officer in April 2004.

      The principal balance of the loan is being amortized to expense ratably over the term of the agreement commencing in April 2001. As of December 31, 2002, the balance of $107 is included in prepaid expenses and other current assets.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET PERCEPTIONS, INC.

By:	/s/ DONALD C. PETERSON

Donald C. Peterson
President and Chief Executive Officer

Date: March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 2003.

Signature	Title

/s/ DONALD C. PETERSON Donald C. Peterson	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ THOMAS M. DONNELLY Thomas M. Donnelly	Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN T. RIEDL John T. Riedl	Director

/s/ JOHN F. KENNEDY John F. Kennedy	Director

/s/ WILLIAM LANSING William Lansing	Director

/s/ ANN L. WINBLAD Ann L. Winblad	Director

CERTIFICATIONS

I, Donald C. Peterson, certify that:

      1. I have reviewed this annual report on Form 10-K of Net Perceptions, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DONALD C. PETERSON

Donald C. Peterson
Chief Executive Officer

Date: March 26, 2003

I, Thomas M. Donnelly, certify that:

      1. I have reviewed this annual report on Form 10-K of Net Perceptions, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS M. DONNELLY

Thomas M. Donnelly
Chief Financial Officer

Date: March 26, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1).
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation(2).
3.2	Amended and Restated Bylaws as amended through April 18, 2001(4).
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended(1).
4.2	Specimen common stock certificate(1).
4.3	Specimen common stock certificate (including Rights Agreement Legend)(5).
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent(6).
4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto)(6).
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto)(6).
10.1*	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers(1).
10.2*	1996 Stock Plan(1).
10.3*	1999 Equity Incentive Plan(1).
10.4*	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001(4).
10.5*	Employee Stock Purchase Plan(1).
10.6*	Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance Plan(7).
10.7	Office Lease Agreement between DRF Holding LLC and Net Perceptions, Inc. dated April 5, 2000(8).
10.8*	2000 Stock Plan(3).
10.9*	Change in Control Severance Plan and Summary Plan Description(1).
10.10*	Employment Agreement, dated as of May 24, 2001, between Net Perceptions, Inc. and Donald C. Peterson(5).
10.11*	Severance Agreement, dated as of November 9, 2001, between Net Perceptions, Inc. and Thomas M. Donnelly(9).
21.1	List of Subsidiaries(9).
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Filed solely to correct a typographical error in the same exhibit, previously filed as an exhibit to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781).

(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(7)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-31230).

(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781).

(9)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001 (File No. 000-25781).