Form 10-Q
period 2003-03-31
NET PERCEPTIONS INC
filed 2003-05-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From          to         .

Commission File Number: 000-25781

NET PERCEPTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7700 France Avenue South
Edina, Minnesota 55435
(Address of principal executive offices, Zip Code)

(952) 842-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 30, 2003, there were outstanding 27,420,700 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2003

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risks That May Affect Future Results” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

     References in this Quarterly Report on Form 10-Q to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$30,262	$39,729
Short-term investments	31,273	23,230
Accounts receivable, net	136	389
Prepaid expenses and other current assets	603	627

Total current assets	62,274	63,975
Property and equipment, net	396	1,096
Other assets	700	725

Total assets	$63,370	$65,796

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$2	$52
Accrued liabilities	1,158	1,470
Deferred revenue	821	750
Accrued restructuring costs	5,212	4,672

Total current liabilities	7,193	6,944
Deferred Rent	167	510

Total liabilities	7,360	7,454

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	275,122	275,053
Accumulated other comprehensive income	120	122
Accumulated deficit	(219,234)	(216,835)

Total stockholders’ equity	56,010	58,342

Total liabilities and stockholders’ equity	$63,370	$65,796

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2003	2002

Revenues:
Product	$138	$43
Service and maintenance	478	1,097

Total revenues	616	1,140
Cost of revenues:
Product	–	123
Service and maintenance	216	770

Total cost of revenues	216	893
Gross Margin	400	247
Operating expenses:
Sales and marketing	706	1,481
Research and development	665	1,960
General and administrative	436	742
Restructuring related charges	1,200	367
Amortization of intangibles	–	28

Total operating expenses	3,007	4,578

Loss from operations	(2,607)	(4,331)
Other income, net:
Interest income	216	780
Interest expense	–	(11)
Other income (expense)	(8)	90

Total other income, net	208	859

Net loss	$(2,399)	$(3,472)

Net loss per share:
Basic and diluted	$(0.09)	$(0.13)
Shares used in computing basic and diluted net loss per share	27,365	27,161

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(2,399)	$(3,472)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	274	669
Provision for doubtful accounts	6	55
Compensation expense related to stock options	–	15
Restructuring related charges	1,200	367
Amortization of premiums on investments	77	23
Changes in assets and liabilities:
Accounts receivable	247	713
Prepaid expenses & other current assets	24	(1)
Other assets	25	(69)
Accounts payable	(50)	2
Accrued expenses	(880)	(1,588)
Deferred revenue	71	(176)
Other long-term liabilities	(9)	(17)

Total adjustments	985	(7)

Net cash used in operating activities	(1,414)	(3,479)
Cash flows from investing activities:
Purchases of short-term investments	(16,121)	(13,585)
Sales and maturities of short-term investments	8,000	11,608

Net cash used in investing activities	(8,121)	(1,977)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of stock repurchases	68	14
Principal payments under capital lease obligations and notes payable	–	(72)

Net cash provided by (used in) financing activities	68	(58)

Net decrease in cash and cash equivalents	(9,467)	(5,514)
Cash and cash equivalents at beginning of period	39,729	14,929

Cash and cash equivalents at end of period	$30,262	$9,415

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K (File No. 000-25781). The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $(2) and $(704) for the first quarter of 2003 and 2002, respectively. Comprehensive loss was $2,401 and $4,176 for the three months ended March 31, 2003 and 2002, respectively.

Note 2. Recently Issued Accounting Pronouncements

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

Note 3. Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 1 and 5 shares at March 31, 2003 and 2002, respectively. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Diluted net loss per share for the three months ended March 31, 2003 and 2002 excluded 2,499 and 3,426, respectively, of potential shares of common stock from the conversion of stock options as they were anti-dilutive.

Note 4. Stock-based compensation

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

     The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	March 31

	2003	2002

Net loss, as reported	$(2,399)	$(3,472)
Add: Stock-based employee compensation expense included in reported net loss	–	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(485)	(590)

Pro forma net loss	$(2,884)	$(4,034)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.13)

Pro forma	$(0.11)	$(0.15)

Note 5. Restructuring Related Charges

     The Company recorded restructuring related charges of $1,200 in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. The charge was recorded in accordance with SFAS No. 146, “Accounting for Exit or Disposal Activities.” During 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $15,551 in 2001 and $768 in 2002, of which $367 was recorded in the first quarter of 2002.

     A total of $660 was applied against the restructuring reserve during the first quarter of 2003 and $383 of accrued lease exit costs for the Eden Prairie, Minnesota space was reclassified from accrued expenses to the restructuring reserve during the first quarter of 2003, adjusting the accrued restructuring liability to $5,212. Charges against the reserve during the three months ended March 31, 2003 included $227 in employee severance payments, $908 in rent payments, $157 of non-cash leasehold write-offs, $269 of other non-cash fixed asset write-offs, and $16 in various costs relating to the closure of our satellite facilities. These charges were partially offset by $531 of sublease income, $52 in proceeds from the sale of fixed assets and a $334 non-cash reversal of deferred rent. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and related restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. As of April 30, 2003, the Company has signed agreements to sublease approximately 110,000 square feet of its existing facilities. The Company is actively seeking to sublease its remaining excess facilities.

Specifically, the Company is currently seeking to sublease an additional portion of its Minneapolis, Minnesota and San Francisco, California office space, and its entire Roseland, New Jersey and Austin, Texas facilities. However, there is a risk that the Company may not be able to sublease these facilities under favorable terms, if at all, which would negatively impact its cash flow and future operating results. In addition, if the Company’s existing sub-tenants fail to make sublease payments required under their respective sublease agreements, it may experience greater than anticipated operating expenses in the future. As of March 31, 2003, management estimated total future sublease income of $15,127 of which $13,478 is covered by known sublease arrangements.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of March 31, 2003:

		Employee
	Lease	Severance		Fixed Asset
	Commitments	and		Disposals
	and Related	Termination		and Other
	Items	Costs	Subtotal	Costs	Total

Restructuring Charges Net of Reversal	$10,649	$1,634	$12,283	$3,268	$15,551
Restructuring Payments	(2,233)	(1,523)	(3,756)	(195)	(3,951)
Sublease Income and proceeds from the Sale of Fixed Assets	280	–	280	261	541
Non-Cash Asset Disposals and Deferred Rent Write-Off	(1,800)	–	(1,800)	(2,908)	(4,708)

Accrued Restructuring as of December 31, 2001	$6,896	$111	$7,007	$426	$7,433

Restructuring Charges	–	506	506	262	768
Restructuring Payments	(4,024)	(547)	(4,571)	(66)	(4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,299	–	1,299	68	1,367
Non Cash Asset Disposals	–	–	–	(642)	(642)
Reclassification of Accrued Lease Exit Costs	383	–	383	–	383

Accrued Restructuring as of December 31, 2002	$4,554	$70	$4,624	$48	$4,672

Restructuring Charges	604	183	787	413	1,200
Restructuring Payments	(908)	(227)	(1,135)	(16)	(1,151)
Sublease Income and Proceeds from the Sale of Fixed Assets	531	–	531	52	583
Non Cash Asset Disposals and Deferred Rent Write-Off	177	–	177	(269)	(92)

Accrued Restructuring as of March 31, 2003	$4,958	$26	$4,984	$228	$5,212

Note 6. Commitments and Contingencies

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s initial public offering, several other underwriters who participated in the Company’s initial public offering, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s chief operating officer and chief financial officer. An amended class action complaint was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to the Company’s initial public offering. The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with the initial public offering and the follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with the Company’s direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of the Company’s common stock following the Company’s initial public offering and in the Company’s follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of common stock sold in the Company’s initial public offering, to pay excessive commissions on transactions in other securities and to purchase additional shares of the Company’s common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of the Company’s common stock in the follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the Company’s common stock between April 22, 1999 through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion and the case may proceed to discovery.

     Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.

     As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has insurance that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company believes the liability for these agreements as of December 31, 2002 is not material.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company believes the liability for these agreements as of December 31, 2002 is not material.

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

     We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2003, 2002 and 2001, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002 and 29 as of March 31, 2003.

     We have sustained losses on a quarterly and annual basis since inception. As of March 31, 2003, we had an accumulated deficit of $219 million. Our net loss was $2.4 million in the first quarter of 2003 (including $1.2 million of restructuring related charges), compared to a net loss of $3.5 million in the first quarter of the prior year (including $367,000 of restructuring charges and $80,000 of amortization of goodwill and other intangibles and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and sale of our products and services as well as a decline in our product revenues since the third quarter of 2000 which, based upon current marked conditions and other factors, is likely to continue in 2003. We anticipate that our operating expenses will also continue to decline in 2003 and will continue to constitute a material use of our cash resources. We also expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. We do not expect to achieve profitability in 2003.

     In February 2003, in response to continued uncertainties in the marketplace and the difficulties we are likely to continue facing as a small public company, we engaged U.S. Bancorp Piper Jaffray, Inc. to assist us in the exploration of near-term strategic alternatives. Based on the outcome of this process, we expect to determine in the near term how best to proceed to maximize stockholder value. However, we cannot predict whether or when a transaction will result from this process, or otherwise. Accordingly, it is currently not feasible for management to make estimates as to our future operating results with any certainty.

     In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks identified below under the heading “Risks That May Affect Future Results.” We may not be successful in addressing these risks.

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

     Sublease income. In conjunction with the restructuring related charges recorded in 2003, 2002 and 2001, we made certain estimates regarding future sublease income that have a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. As of March 31, 2003, we estimated total future sublease income of $15.1 million of which $13.5 million is covered by known sublease arrangements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2003	2002

Revenues:
Product	22%	4%
Service and maintenance	78	96

Total revenues	100	100
Cost of revenues:
Product	–	11
Service and maintenance	35	67

Total cost of revenues	35	78
Gross Margin	65	22
Operating expenses:
Sales and marketing	115	130
Research and development	108	172
General and administrative	71	65
Restructuring related charges	195	32
Amortization of intangibles	–	3

Total operating expenses	489	402

Loss from operations	(424)	(380)
Other income, net	34	75

Net loss	(390)%	(305)%

REVENUES

     Total revenues. Total revenues decreased 46% to $616,000 in the quarter ended March 31, 2003, from $1.1 million in the first quarter of 2002. Revenues from sales in the United States were $541,000 or 88% of total revenues in the first quarter of 2003 compared to $973,000 or 85% of total revenues in the first quarter of 2002. Revenues from international sales in the first quarter of 2003 were $75,000 or 12% of total revenues compared to $167,000 or 15% of total revenues in the first quarter of the prior year. The majority of international sales were made in Europe by our direct sales organizations based in the United States. In connection with the restructuring plan described elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements, we no longer maintain a direct sales force in the United Kingdom. International sales are generally denominated in United States dollars.

     During the first quarter of 2003 as part of our strategy to focus our marketing and development efforts on our primary product NetP 7, we continued to wind-down our non-strategic product and service offerings, including Advertising Advisor, which in the past accounted for a significant portion of our total revenues. NetP 7 incorporates certain key components from our non-strategic product offerings, including components from Personalization Manager and Distribution Analyst.

     Product revenues. Product revenues increased 221% to $138,000 in the first quarter of 2003 compared to $43,000 for the same period in the prior year. Product revenues comprised 22% of total revenues for the first quarter of 2003 compared to 4% for the same period in 2002. The increase in product revenues in absolute dollars is attributable to increased sales. Prior percentage growth rates of our product revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 56% to $478,000 in the first quarter of 2003 from $1.1 million in the first quarter of 2002. Service and maintenance revenues comprised 78% and 96% of total revenues in the first quarter of 2003 and 2002, respectively. The decrease in service and maintenance revenues in absolute dollars reflected the lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, particularly Internet retailers. Prior percentage growth rates of our service and maintenance revenues have not been sustainable and we do not currently expect to achieve such prior percentage growth rates in the future.

     COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 100% to $0 in the first quarter of 2003 from $123,000 in the first quarter of 2002, representing 0% and 286% of the related product revenues, respectively. The decrease in cost of product revenues in absolute dollars is due to no royalties payable to third parties and no amortization expense related to intangible assets. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 72% to $216,000 in the first quarter of 2003, from $770,000 in the first quarter of the prior year, representing 45% and 70% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our service organization as a result of our restructuring efforts and decreased use of third-party consultants to staff consulting engagements. Cost of service and maintenance revenues may vary significantly from quarter to quarter depending upon the mix of services that we provide and the utilization rate of our service personnel.

OPERATING EXPENSES

     In the first quarter of 2003, we further reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. We anticipate continuing to vigorously manage expense levels. Quarterly operating expenses attributable to our directors and officers’ liability insurance policy will increase by approximately $150,000 beginning in the second fiscal quarter of 2003 as a result of obtaining the policy described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital resources.”

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 52% to $706,000 in the first quarter of 2003, compared to $1.5 million recorded in the first quarter of 2002. Sales and marketing expenses were 115% and 130% of total revenues in the first quarter of 2003 and 2002, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 66% to $665,000 in the first quarter of 2003, compared to $2.0 million recorded in the first quarter of 2002. Research and development expenses were 108% and 172% of total revenues in the first quarter of 2003 and 2002, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses were $436,000 in the first quarter of 2003, a decrease of 41% from the $742,000 recorded in the first quarter of 2002. General and administrative expenses were 71% and 65% of total revenue in the first quarter of 2003 and 2002, respectively. The decrease in general and administrative expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts.

     Restructuring related charges. We recorded restructuring related charges totaling $1.2 million in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of our workforce by 22 positions. The charge was recorded in accordance with SFAS No. 146, “Accounting for Exit or Disposal Activities.” During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $15.6 million in 2001 and $768,000 in 2002 of which $367,000 was recorded in the first quarter of 2002 relating to employee termination costs.

     Amortization of intangibles. Amortization expense related to intangibles acquired in the February 2000 acquisition of KD1 was $0 during the first quarter of 2003 compared to $65,000 (including $37,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the first quarter of 2002. This represented 0% and 6% of 2003 and 2002 first quarter total revenues, respectively. Total amortization is expected to be $0 for the remainder of 2003 due to the $6.5 million impairment charge recorded in the fourth quarter of 2002 to reduce goodwill and other intangible assets to zero value.

     Stock compensation expense. Compensation charges related to stock options were $0 in the first quarter of 2003 and $15,000 in the first quarter of 2002, comprising 0% and 1% of total revenues in each of the respective periods. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended
	March 31,

	2003	2002

Sales and marketing	$–	$8,000
Research and development	–	3,000
General and administrative	–	4,000

	$–	$15,000

     Other income, net. Other income, net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expense. Net other income was $208,000 in the first quarter of 2003 compared to net other income of $859,000 in the same period in 2002. The decrease in net other income for the three months ended March 31, 2003 compared to the same period in 2002 was primarily due to a decrease in interest income.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through March 31, 2003. As of December 31, 2002, we had net operating loss carry-forwards of approximately $107.4 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2002, we had $146,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At March 31, 2003, we had $61.5 million of cash, cash equivalents and short-term investments, compared to $69.3 million at March 31, 2002.

     Cash used in operations was $1.4 million for the three months ended March 31, 2003, compared to $3.5 million for the same period in 2002. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. The decrease in cash used in operations in the first quarter of 2003 as compared to the first quarter of 2002 is principally a function of the reduced operating expenses and cost of revenues that have resulted from the restructuring plans described below, as adjusted for non-cash expenses. In April 2000, we signed a ten-year lease for a new corporate facility in Edina, Minnesota, with annual total rent payments beginning at $1.4 million per year, excluding operating expenses. In April 2003, our directors and officers liability insurance policy came up for renewal and we obtained a policy at a cost of approximately $1 million.

     A total of $8.1 million in net cash was used in investing activities for the three months ended March 31, 2003, compared to $2.0 million of cash used in the same period for 2002. Our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Our investment portfolio as of March 31, 2003, was invested as a percentage of total cash and investments as follows: 49% in money market accounts, 6% in corporate bonds and papers, 2% in municipal bonds and 43% in federal agency securities. We are presently investing cash in excess of current requirements in investment grade, interest-bearing securities and plan to continue this policy.

     Capital expenditures were $0 for the three months ended March 31, 2003 and for the three months ended March 31, 2002. Capital expenditures were higher in years prior to 2002 and reflected our rapidly growing employee base and expanded operations.

     Net cash provided from financing activities was $68,000 for the three months ended March 31, 2003 and net cash used for financing activities was $58,000 for the same period in 2002.

     During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.7 million for the year ended December 31, 2002 and 2001, respectively. In the first quarter of 2003 an additional $1.2 million restructuring charge was recorded related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. A total of approximately $660,000 was charged against the restructuring reserve during the first quarter of 2003, adjusting the accrued restructuring liability to approximately $5.2 million. See the table below summarizing our contractual obligations as of March 31, 2003 and the related discussion regarding our operating lease obligations and related sublease agreements.

     Of the $5.2 million restructuring reserve remaining as of March 31, 2003, management estimates that approximately $5.1 million will be a use of cash in future periods through July, 2010, for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. The remaining $100,000 relates to other restructuring related costs.

     Of the $1.2 million restructuring charge recorded during the first quarter of 2003 approximately $604,000 was related to lease commitments. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

     As of March 31, 2003, we had no material long-term commitments for capital expenditures and we do not anticipate entering into any material commitments for capital expenditures in 2003.

     Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At March 31, 2003, we had $167,000 in long-term liabilities, all comprised of deferred rent credits.

     The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). See the discussion below regarding our operating lease obligations and related sublease agreements.

	2003	2004	2005	2006	2007	2008–2010	Total

Operating leases	$3,166	$3,362	$3,155	$2,917	$2,960	$7,843	$23,403
Executed sublease agreements	1,931	1,972	1,688	1,688	1,710	4,489	13,478

Net contractual cash obligation	$1,235	$1,390	$1,467	$1,229	$1,250	$3,354	$9,925

     Operating lease obligations relate to our existing facilities. As of April 30, 2003, we have signed agreements to sublease approximately 110,000 square feet of our existing facilities. We are actively seeking to sublease our remaining excess facilities. Specifically, we are currently seeking to sublease an additional portion of our Minneapolis, Minnesota and San Francisco, California office space, and our entire Roseland, New Jersey and Austin, Texas facilities. However, there is a risk that we may not be able to sublease these facilities under favorable terms, if at all, which would negatively impact our cash flow and future operating results. In addition, if our existing sub-tenants fail to make sublease payments required under their respective sublease agreements, we may experience greater than anticipated operating expenses in the future. As of March 31, 2003, we estimated total future sublease income of $15.1 million of which $13.5 million is covered by known sublease arrangements.

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

We may not be able to enter into an acceptable strategic or other transaction in the near term.

     As discussed above, under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we have engaged U.S. Bancorp Piper Jaffray, Inc. to assist us in the exploration of strategic alternatives. Based on the outcome of this process, we expect to determine in the near term how best to proceed to maximize stockholder value. However, we cannot predict whether, or when, a transaction will result from this process, or otherwise. If a suitable transaction resolving the Company’s future on acceptable terms does not become available in the relatively near term, we will need to consider other alternatives, which could include the sale of some or all of our operating assets and dissolution and liquidation. If the Company were to liquidate, we cannot predict when we would be able to make a distribution to our stockholders; nor can we assure you that the amount that you would receive in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future. Any distributions in liquidation would be reduced by cash expenditures and by additional liabilities we may incur, and by the ultimate amounts paid in settlement of our liabilities.

We do not expect to generate an operating profit prior to engaging in a strategic or other transaction.

     We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million for the year ended December 31, 2001 (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-

cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). Our net loss was $16.7 million for the year ended December 31, 2002 (including $768,000 in restructuring related charges, $299,000 of amortization of intangibles and non-cash stock compensation expense and a $6.5 million charge for the impairment of goodwill and other intangibles). As of March 31, 2003, we had an accumulated deficit of $219.2 million. We have not had a profitable quarter and do not expect to have a profitable quarter in 2003. We will need to generate significant revenues to achieve profitability. We do not expect that we will generate an operating profit prior to the time that we engage in a strategic or other transaction, or pursue the other alternatives referenced above.

Our ability to consummate a strategic or other transaction may be impaired if we lose certain of our key personnel.

     The loss of the services of one or more of our key management personnel could seriously harm our ability to enter into or consummate a strategic or other transaction referred to above under the heading “Risks that May Affect Future Results – We may not be able to enter into an acceptable strategic or other transaction in the near term.” We do not carry any key person life insurance policies for any of our key management personnel.

Our quarterly operating results are volatile and difficult to predict.

     Our quarterly operating results have varied in the past and may vary significantly in the future. Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

     We cannot predict our future quarterly revenues with any degree of certainty for a variety of reasons, including:

•	we do not know when we will be able to complete on of the strategic or other transactions described above under the heading “Risks that May Affect Future Results – We may not be able to enter into an acceptable strategic or other transaction in the near term,” or what form it may take;

•	we operate with a limited order backlog, and revenues in any quarter are substantially dependent on orders booked in that quarter;

•	we expect that, for the foreseeable future, revenues will come from licenses to a small number of customers, so delays or cancellations of orders by a few customers can significantly impact revenues within a quarter;

•	our sales cycle varies substantially from customer to customer; and

•	the timing of orders can significantly affect revenues within a quarter.

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

     Our expense levels are relatively fixed in the short term and are based, in part, on our expectations as to our future revenues. As a result, any delay or failure in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

Our business could be materially adversely affected as a result of general economic and market conditions.

     We are subject to the effects of general global economic and market conditions. The current general economic slowdown has had negative consequences for our business and operating results and is likely to continue to do so. For example, the economic slowdown may cause some current or potential customers to defer purchases, to go out of business or to have insufficient capital to buy our products. Continued economic slowdown could also cause a significant reduction in the value of our investments.

NetP 7 may not achieve broad market acceptance, which would continue to harm our business.

     Recently, we have derived a substantial portion of our revenues from one product — NetP 7. We anticipate that NetP 7 will account for a substantial majority of any revenues for the foreseeable future. Consequently, if NetP 7 continues to fail to achieve broad market acceptance, our business and results of operations will continue to be materially adversely affected.

Securities or other litigation could result in substantial expense and distraction.

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our initial public offering in April 1999, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief financial officer and chief operating officer. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” We may in the future be the target of other similar litigation. Securities or other litigation could result in substantial costs and divert management’s attention and resources and could reduce the value received by stockholders in a strategic or other transaction referred to above under the heading “Risks that May Affect Future Results – We may not be able to enter into an acceptable strategic or other transaction in the near term.”

Our common stock may be delisted from NASDAQ.

     During 2002, the closing price of our common stock was below $1.00 for as many as 14 consecutive business days. We may fail to maintain the minimum closing bid price of $1.00 for 30 consecutive business days as required by the NASDAQ National Market. If we are unable to demonstrate compliance with this or any other NASDAQ requirement, NASDAQ may take action with respect to a potential delisting of our common stock. We may appeal any such decision by NASDAQ to the NASDAQ Listing Qualifications Panel. If our common stock were delisted from NASDAQ this could result in a number of negative implications, including, among other things, reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ, as well as the potential loss of confidence by suppliers, customers and employees and the loss of analyst coverage and institutional investor interest.

We face intense competition and our competitive position may continue to decline.

     The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services offered.

     We believe principal competitive factors for our products include: quality, breadth and depth of application offerings, product scalability, core technology and architecture, ease of deployment and maintenance, customer service and support, vendor viability and price. Although we believe our products currently compete favorably with respect to certain factors, our market is relatively new and is rapidly evolving. Our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, sales, service, support, technical and other resources, may continue to decline.

     Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share and may cause our competitive position to further decline.

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

Our business may continue to decline if we fail to generate repeat or expanded business from our current customers or secure new customers.

     During 2002 and the first quarter of 2003, we were unable to expand our customer base and we may not be able to do so in the future. We have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Our business may continue to decline if we are unable to generate business from our existing customers and secure new customers.

If we fail to retain skilled salespeople and qualified service personnel as needed, we may be unable to sustain sales of our products and services.

     Sales of our products and services generally depend on a sophisticated sales effort targeted at the senior management of our prospective customers and on our ability to offer support, training, consulting and implementation services. As of March 31, 2003, our direct sales organization and our professional services and customer support organization each consisted of 5 employees. We do not expect to increase the size of either organization and, accordingly, our sales may continue to decline. Furthermore, we may not be able to retain our existing sales, service and support personnel, which could materially impair our ability to sell our products and services.

We may be unable to sublease or find suitable sub-tenants for a portion of our principal executive offices and some of our other offices, and tenants may fail to make sublease payments.

     In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Minneapolis, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease an additional portion of this facility. We have also sublet all of the space at our Berkshire, United Kingdom facility and a portion of the space at our San Francisco, California facility, and we terminated our lease at our New York, New York location. We are also currently seeking to sublease our Roseland, New Jersey office space and our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, or if our existing sub-tenants fail to make sublease payments required under their respective sublease agreements, we may experience greater than anticipated operating expenses or liabilities which must be satisfied.

If our intellectual property is not protected adequately, our business and value could be adversely affected.

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

     Our efforts to protect our proprietary rights may not succeed. Copyright, trade secret and trademark laws afford only limited protection for our proprietary rights in our software, documentation and other written materials and our trademarks. Unauthorized parties may be able to copy aspects of our products, obtain and use information that we regard as confidential and proprietary and infringe upon our trademarks. Policing unauthorized use of our products and trademarks is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property. We may not be able to detect infringement or enforce our patent or other rights and, as a result, our business and value may suffer.

Third-party infringement claims against us or our technology suppliers could result in the loss of customers or costly and time-consuming litigation.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. We have from time to time received claims that we are infringing third parties’ intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property rights, including under issued patents. We expect that software companies such as Net Perceptions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements in order to secure continued access to required technology. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. Claims of intellectual property infringement may also require us to pay significant damages or subject us to an injunction against the use of our products. Any successful claim of intellectual property infringement against us could have an immediate and adverse impact on our ability to carry on our operations and market our products and on the value of our operations and assets.

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

     Because our customers use our products for important applications, errors or defects in, or other performance problems with, our products could result in financial or other damages to our customers. Our customers could seek damages for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly, and potential liabilities could exceed our available insurance coverage and could reduce the value received by stockholders in a strategic or other transaction referred to above under the heading “Risks that May Affect Future Results – We may not be able to enter into an acceptable strategic or other transaction in the near term.”

Our current revenue recognition practices may need to change, which could seriously harm our business.

     The American Institute of Certified Public Accountants issued Statement of Position 97-2, “Software Revenue Recognition,” in October 1997 and amended it by Statements of Position 98-4 and 98-9. There may be additional pronouncements issued in the future. Our current revenue accounting practices may need to change and such changes could seriously harm our future revenues.

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

Increasing government regulation could limit the market for our products and services, which could seriously harm our business or expose us to unanticipated liabilities.

     As Internet commerce evolves, we expect that federal, state or foreign governmental authorities will enact laws or adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules or regulations could limit the market for our products and services. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/customer information could indirectly and adversely affect our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Through March 31, 2003, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. However, future product license and service revenues could increasingly be derived from international markets and denominated in the currency of the applicable market. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, exchange rate fluctuations may adversely affect our financial results in the future.

     Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. A hypothetical 100 basis point increase in interest rates would result in an approximate $152,000 decrease in the fair value of our investments as of March 31, 2003. The same hypothetical increase in interest rates as of December 31, 2002 would have resulted in a decrease in the fair value of our investments of approximately $141,000. Our objective in managing our exposure to interest rate risk is to preserve principal while at the same time maximizing the income we receive from our investments. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities in addition to debt and have adopted practices and policies to ensure that our portfolio remains adequately diversified. Due to the conservative nature of our investments and relatively short duration, interest risk is mitigated. Furthermore, we place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

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

                    None.

Item 3.       Defaults Upon Senior Securities

                    None.

Item 4.       Submission of Matters to a Vote of Security Holders

                    None.

Item 5.       Other Information

                    None.

Item 6.       Exhibits and Reports on Form 8-K

          (a)    Exhibits

Exhibit
Number		Description

3.1	(a)	Amended and Restated Certificate of Incorporation(1).

3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

3.2		Amended and Restated Bylaws as amended through April 18, 2001(3).

4.1		Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1).

4.2		Specimen common stock certificate (1).

4.3		Specimen common stock certificate (including Rights Agreement Legend) (4).

4.4		Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5).

4.5		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

4.6		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(b)  Reports on Form 8-K

     During the first quarter of 2003 the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET PERCEPTIONS, INC.

Date: May 14, 2003	By:	/s/ Thomas M. Donnelly

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

               Date: May 14, 2003

/s/ Donald C. Peterson

Donald C. Peterson Chief Executive Officer

I, Thomas M. Donnelly, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Net Perceptions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make t he statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

               Date: May 14, 2003

/s/ Thomas M. Donnelly

Thomas M. Donnelly Chief Financial Officer

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(a)	Amended and Restated Certificate of Incorporation(1).

3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

3.2		Amended and Restated Bylaws as amended through April 18, 2001(3).

4.1		Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1).

4.2		Specimen common stock certificate (1).

4.3		Specimen common stock certificate (including Rights Agreement Legend) (4).

4.4		Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5).

4.5		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

4.6		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).