Form 10-Q
period 2003-06-30
NET PERCEPTIONS INC
filed 2003-08-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2003, there were outstanding 27,466,096 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2003

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results and actual events could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risks That May Affect Future Results” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

     References in this Quarterly Report on Form 10-Q to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,462	$39,729
Short-term investments	15,146	23,230
Accounts receivable, net	394	389
Prepaid expenses and other current assets	1,088	627

Total current assets	61,090	63,975
Property and equipment, net	252	1,096
Other assets	620	725

Total assets	$61,962	$65,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$52
Accrued liabilities	576	1,470
Deferred revenue	572	750
Accrued restructuring costs	4,843	4,672

Total current liabilities	5,991	6,944
Deferred Rent	161	510

Total liabilities	6,152	7,454

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	275,168	275,053
Accumulated other comprehensive income	90	122
Accumulated deficit	(219,450)	(216,835)

Total stockholders’ equity	55,810	58,342

Total liabilities and stockholders’ equity	$61,962	$65,796

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product	$343	$902	$481	$945
Service and maintenance	570	697	1,048	1,794

Total revenues	913	1,599	1,529	2,739
Cost of revenues:
Product	8	63	8	186
Service and maintenance	255	539	471	1,309

Total cost of revenues	263	602	479	1,495
Gross Margin	650	997	1,050	1,244
Operating expenses:
Sales and marketing	481	1,376	1,187	2,857
Research and development	524	1,624	1,189	3,584
General and administrative	276	935	712	1,677
Restructuring related charges	—	401	1,200	768
Amortization of intangibles	—	27	—	55

Total operating expenses	1,281	4,363	4,288	8,941

Loss from operations	(631)	(3,366)	(3,238)	(7,697)
Other income (expense):
Interest income	279	566	495	1,347
Interest expense	—	(2)	—	(13)
Other income (expense)	136	(1,536)	128	(1,447)

Total other income (expense), net	415	(972)	623	(113)

Net loss	$(216)	$(4,338)	$(2,615)	$(7,810)

Net loss per share:
Basic and diluted	$(0.01)	$(0.16)	$(0.10)	$(0.29)
Shares used in computing basic and diluted net loss per share	27,429	27,257	27,389	27,200

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,615)	$(7,810)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	418	1,262
Provision for doubtful accounts	(44)	65
Compensation expense related to stock options	—	26
Restructuring related charges	1,200	768
Amortization of premiums on investments	153	201
Changes in assets and liabilities:
Accounts receivable	39	(524)
Prepaid expenses & other assets	(356)	163
Accounts payable	(52)	257
Accrued expenses and other liabilities	(1,846)	(2,844)
Deferred revenue	(178)	(45)

Total adjustments	(666)	(671)

Net cash used in operating activities	(3,281)	(8,481)
Cash flows from investing activities:
Purchases of short-term investments	(16,121)	(22,535)
Sales and maturities of short-term investments	24,020	29,192

Net cash provided by investing activities	7,899	6,657
Cash flows from financing activities:
Proceeds from exercise of stock options, net of stock repurchases	103	62
Proceeds from issuance of stock under employee stock purchase plan	12	38
Principal payments under capital lease obligations and notes payable	—	(89)

Net cash provided by financing activities	115	11

Net increase (decrease) in cash and cash equivalents	4,733	(1,813)
Cash and cash equivalents at beginning of period	39,729	14,929

Cash and cash equivalents at end of period	$44,462	$13,116

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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company views its operations and manages its business as one segment, the developing and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In addition, the Company does not allocate operating expenses to any segments nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

     Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $(30) and $390 for the second quarter of 2003 and 2002 and $(32) and $(314) for the six months ended June 30, 2003 and 2002, respectively. Comprehensive loss was $246 and $3,948 for the three months ended June 30, 2003 and 2002, respectively, and $2,647 and $8,124 for the six months ended June 30, 2003 and 2002.

Note 2. Stock-based compensation

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

     The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(216)	$(4,338)	$(2,615)	$(7,810)
Add: Stock-based employee compensation expense included in reported net loss	—	11	—	26
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(427)	(590)	(853)	(1,180)

Pro forma net loss	$(643)	$(4,917)	(3,468)	$(8,964)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.16)	$(0.10)	$(0.29)

Pro forma	$(0.02)	$(0.18)	$(0.13)	$(0.33)

Note 3. Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 1 and 2 shares at June 30, 2003 and 2002, respectively. Diluted net loss per share does not differ from basic net loss per share since potential issuances of shares of common stock upon the exercise of stock options and potential reductions in outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Diluted net loss per share for the three and six months ended June 30, 2003 and 2002 excluded 2,367 and 3,073, respectively, of potential shares of common stock from the conversion of stock options as they were anti-dilutive.

Note 4. Restructuring Related Charges

     The Company recorded restructuring related charges of $1,200 in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. The charge was recorded in accordance with SFAS No. 146, “Accounting for Exit or Disposal Activities.” During 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under these restructuring plans, the Company recorded restructuring related charges totaling $768 and $15,551 during 2002 and 2001, respectively.

     In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and related restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets and other factors could impact the ultimate amount of cash paid to resolve these obligations. As of July 31, 2003, the Company has signed agreements to sublease approximately 106,000 square feet of its existing facilities and has terminated its lease commitment for its New York, New York facility. In the third quarter of 2003, the Company terminated its lease for the Berkshire, United Kingdom location. The Company is actively seeking to sublease or terminate the leases relating to its remaining facilities. Specifically, the Company is currently seeking to sublease the remainder of its Minneapolis, Minnesota facility while also engaging in discussions to terminate this lease. The Company is also seeking to sublease the remainder of its San Francisco, California office space and its entire Roseland, New Jersey facility and is negotiating the termination of its office space in Austin, Texas. However, the Company may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If the Company is unable to find suitable sub-tenants in a timely manner, or its existing sub-tenants fail to make sublease payments required under their respective sublease agreements, it may be more difficult to terminate or settle these leases on favorable terms, if at all, and the Company may experience greater than anticipated operating expenses or liabilities which must be satisfied. As of June 30, 2003, management estimated total future sublease income of $14,188 of which $12,408 is covered by existing sublease arrangements.

     The Company expects to record a $400,000 restructuring charge in the third quarter of 2003 relating to employee termination costs due to the August 6, 2003 reduction of its workforce by 12 positions, including a severance payment payable to Donald C. Peterson, the Company’s former President and Chief Executive Officer, under his previously disclosed employment contract, in connection with his cessation of employment on August 5, 2003. The Company is currently analyzing potential additional restructuring charges in the third quarter of 2003 related to real estate obligations; the amount of such additional restructuring changes, if any, has not yet been quantified.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of June 30, 2003:

		Employee		Fixed
	Lease	Severance		Asset
	Commitments	and		Disposals
	and Related	Termination		and Other
	Items	Costs	Subtotal	Costs	Total

Restructuring Related Charges Net of Reversal	$10,649	$1,634	$12,283	$3,268	$15,551
Restructuring Payments	(2,233)	(1,523)	(3,756)	(195)	(3,951)
Sublease Income and proceeds from the Sale of Fixed Assets	280	—	280	261	541
Non-Cash Asset Disposals and Deferred Rent Write-Off	(1,800)	—	(1,800)	(2,908)	(4,708)

Accrued Restructuring as of December 31, 2001	$6,896	$111	$7,007	$426	$7,433

Restructuring Related Charges	—	506	506	262	768
Restructuring Payments	(4,024)	(547)	(4,571)	(66)	(4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,299	—	1,299	68	1,367
Non Cash Asset Disposals	—	—	—	(642)	(642)
Reclassification of Accrued Lease Exit Costs	383	—	383	—	383

Accrued Restructuring as of December 31, 2002	$4,554	$70	$4,624	$48	$4,672

Restructuring Related Charges	604	183	787	413	1,200
Restructuring Payments	(1,795)	(253)	(2,048)	(51)	(2,099)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,079	—	1,079	83	1,162
Non Cash Asset Disposals and Deferred Rent Write-Off	334	—	334	(426)	(92)

Accrued Restructuring as of June 30, 2003	$4,776	$—	$4,776	$67	$4,843

Note 5. Commitments and Contingencies

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s initial public offering, several other underwriters who participated in the Company’s initial public offering, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s current president and chief financial officer. An amended class action complaint was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to the Company’s initial public offering. The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with the initial public offering and the follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with the Company’s direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of the Company’s common stock following the Company’s initial public offering and in the Company’s follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of common stock sold in the Company’s initial public offering, to pay excessive commissions on transactions in other securities and to purchase additional shares of the Company’s common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of the Company’s common stock in the follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the Company’s common stock between April 22, 1999 through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion. A special committee of the Company’s Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

     Management believes that the allegations against the Company are without merit, and the Company intends to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on the Company’s financial condition.

     As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has insurance that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company believes the liability for these agreements as of June 30, 2003 is not material.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company believes the liability for these agreements as of June 30, 2003 is not material.

Note 6. Income Taxes

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

Note 7. Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 8. Subsequent Events

     On August 6, 2003, the Company announced that its Board of Directors had unanimously approved a cash distribution to its stockholders in the amount of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003.

     The Company also announced a reduction in its workforce of twelve positions, leaving the Company with ten full-time employees, including certain senior management and administrative employees and, in an effort to preserve the value of the Company’s technology and products, certain key engineers familiar with these assets. As part of the personnel reduction, Donald C. Peterson, the Company’s President and Chief Executive Officer, left the Company and will receive certain severance benefits under his previously disclosed employment contract. Mr. Peterson also resigned as a director effective August 6, 2003.

     On August 5, 2003, the Company’s Board of Directors, in connection with the proposed cash distribution payable on September 2, 2003, approved an adjustment to the exercise price of all of its outstanding options to take effect on the close of business on September 3, 2003. The adjustment will in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and 25 as of June 30, 2003.

     We have sustained losses on a quarterly and annual basis since inception. As of June 30, 2003, we had an accumulated deficit of $219 million. Our net loss was $216,000 in the second quarter of 2003, compared to a net loss of $4.3 million in the second quarter of the prior year (including $401,000 of restructuring charges and $74,000 of amortization of goodwill and other intangibles and non-cash stock compensation expense). For the six months ended June 30, 2003, our net loss was $2.6 million (including $1.2 million of restructuring related charges), compared to a net loss of $7.8 million in the same period of the prior year (including $768,000 in restructuring related charges and $154,000 of amortization of intangible assets and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and marketing of our products and services as well as a decline in our product revenues since the third quarter of 2000.

     In February 2003, we engaged U.S. Bancorp Piper Jaffray, Inc. to assist us in the exploration of near-term strategic alternatives, including the possible sale of the Company. However, to date, we have been unable to identify and consummate a strategic transaction on acceptable terms. On August 6, 2003, we announced a cash distribution to our stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003, and reduced our workforce by 12 positions to 10 full-time employees. As of August 6, 2003, we had 7 full-time employees in engineering and 3 in general and administrative. Although no decision has been made regarding a future dissolution and liquidation, we are considering this as a possible course of action, while also seeking to settle or otherwise resolve, as soon and to the extent reasonably practicable, our existing obligations and liabilities, and continuing to explore asset dispositions and any other third party proposals which may be presented, with a view to resolving the Company’s future and providing maximum additional value to stockholders as soon as possible.

     We currently expect to be able to continue to service our existing customers for a period of time and may continue to derive a declining level of revenues from software licenses, software maintenance and professional services relating to existing customers. However, we are no longer actively marketing our products and have not retained any employees to do so. We expect that the size of our customer base will decline and we do not expect that future product or service revenues, if any, will be significant. We anticipate that our operating expenses will continue to decline in 2003, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. We do not expect to be profitable as an independent company.

     If our Board of Directors adopts a plan of dissolution and liquidation, and the plan is approved by our stockholders, then, pursuant to Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.

     On August 5, 2003, our Board of Directors, in connection with the proposed cash distribution payable on September 2, 2003, approved an adjustment to the exercise price of all of our outstanding options to take effect on the close of business on September 3, 2003. The adjustment will in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. We believe that there will be no accounting consequences of the changes made to the exercise price of, or the number of shares subject to, such options other than future potential dilution to stockholders.

     Period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks identified below under the heading “Risks That May Affect Future Results.” We may not be successful in addressing these risks.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets, restructuring liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements. Events occurring subsequent to the preparation of the consolidated financial statements, such as those described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” may cause us to re-evaluate these policies.

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

     Sublease income. In conjunction with the restructuring related charges recorded in 2003, 2002 and 2001, we made certain estimates regarding future sublease income that had a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates were appropriate when made, changes in real estate markets and other factors could impact the ultimate amount of cash paid to resolve these obligations. As of June 30, 2003, we estimated total future sublease income of $14.1 million of which $12.4 million is covered by existing sublease arrangements. See Note 4 to our unaudited financial statements included in this report.

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

     Litigation. We have not recorded an estimated liability related to the class action lawsuit in which we are named. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and make or revise our estimate(s) accordingly, which could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product	38%	56%	31%	35%
Service and maintenance	62	44	69	65

Total revenues	100	100	100	100
Cost of revenues:
Product	1	4	1	7
Service and maintenance	28	34	30	48

Total cost of revenues	29	38	31	55
Gross Margin	71	62	69	45
Operating expenses:
Sales and marketing	53	86	78	104
Research and development	57	101	78	131
General and administrative	30	58	47	61
Restructuring related charges	—	25	78	28
Amortization of intangibles	—	2	—	2

Total operating expenses	140	272	281	326

Loss from operations	(69)	(210)	(212)	(281)
Other income (expense), net:	45	(61)	41	(4)

Net loss	(24)%	(271)%	(171)%	(285)%

REVENUES

     Total revenues. Total revenues decreased 43% to $913,000 in the quarter ended June 30, 2003, from $1.6 million in the second quarter of 2002. Revenues decreased 44% to $1.5 million for the six months ended June 30, 2002, from $2.7 million for the same period in 2002. Revenues from sales in the United States were $857,000 or 94% of total revenues in the second quarter of 2003 compared to $1.5 million or 94% of total revenues in the second quarter of 2002. Revenues from sales in the United States were $1.4 million or 91% of total revenues for the six months ended June 30, 2003 compared to $2.5 million or 90% of total revenues for the six months ended June 30, 2002. Revenues from international sales in the second quarter of 2003 were $56,000 or 6% of total revenues compared to $99,000 or 6% of total revenues in the second quarter of the prior year. Revenues from international sales were $131,000 and $266,000, or 9% and 10% of total revenues, for the six months ended June 30, 2003 and 2002, respectively. The majority of international sales were made in Europe by our direct sales organizations based in the United States. In connection with the restructuring plan described elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements, we no longer maintain a direct sales force in the United Kingdom. International sales are generally denominated in United States dollars.

     As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we are no longer actively marketing our products, and we do not expect that future product or service revenues, if any, will be significant.

     Product revenues. Product revenues decreased 62% to $343,000 in the second quarter of 2003 compared to $902,000 for the same period in the prior year. Product revenues decreased 49% to $481,000 for the six months ended June 30, 2003 from $945,000 in the same period in 2002. Product revenues comprised 38% of total revenues for the second quarter of 2003 compared to 56% for the same period in 2002. Product revenues comprised 31% of total revenues for the six months ended June 30, 2003 compared to 35% for the same period in 2002. The decrease in product revenues in absolute dollars is attributable to the further deterioration of Internet retailers, a longer sales cycle due to our pursuit of larger transactions with larger organizations, greater competition and increased deferral of purchase decisions by our current and potential customers due to worsening economic and political uncertainty.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services and, secondarily, product hosting services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 18% to $570,000 in the second quarter of 2003 from $697,000 in the second quarter of 2002. Service and maintenance revenues comprised 62% and 44% of total revenues in the second quarter of 2003 and 2002, respectively. Total service and maintenance revenues decreased 42% to $1.0 million for the six months ended June 30, 2003 from $1.8 million in the same period of 2002. Service and maintenance revenues comprised 69% and 65% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease in service and maintenance revenues in absolute dollars reflected the lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, particularly Internet retailers.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors, amortization of acquired technology costs, product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 87% to $8,000 in the second quarter of 2003 from $63,000 in the second quarter of 2002, representing 2% and 7% of the related product revenues, respectively. Cost of product revenues decreased 96% to $8,000 for the six months ended June 30, 2003 from $186,000 for the six months ended June 30, 2002, representing 2% and 20% of the related product revenues, respectively. The decrease in cost of product revenues in absolute dollars is due to no royalties payable to third parties and no amortization expense related to intangible assets in the first six months of 2003. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We do not expect any future costs of product revenues to be significant.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting, educational and hosted product related services to customers. Cost of service and maintenance revenues decreased 53% to $255,000 in the second quarter of 2003, from $539,000 in the second quarter of the prior year, representing 45% and 77% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenues decreased 64% to $471,000 for the six months ended June 30, 2003 from $1.3 million for the same period in the prior year, representing 45% and 73% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our service organization as a result of our restructuring efforts and decreased use of third-party consultants to staff consulting engagements. Due to the further headcount reductions undertaken on August 6, 2003, and because we have ceased to actively market our products, we expect that our cost of service and maintenance revenues will decrease for the remainder of 2003.

OPERATING EXPENSES

     In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. Quarterly operating expenses attributable to our directors and officers’ liability insurance policy increased by approximately $263,000 beginning in April of 2003 as a result of obtaining the policy described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” On August 6, 2003, we reduced our workforce by an additional 12 employees, leaving the Company with 10 full-time employees. As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we are no longer actively marketing our products and do not expect to incur significant operating expenses in 2003 relating to sales and marketing. We anticipate continuing to vigorously manage expense levels.

     Based on events during the second quarter of 2003 and recent operating history, the Company recorded one-time accrual reversals benefiting results by approximately $460,000. The adjustments, primarily related to accrued but unpaid 2002 bonuses and reductions to certain customer reserves, reduced expense in all operating categories and provided for $126,000 in other income.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 65% to $481,000 in the second quarter of 2003, compared to $1.4 million recorded in the second quarter of 2002. Sales and marketing expenses were 53% and 86% of total revenues in the second quarter of 2003 and 2002, respectively. Sales and marketing expenses were $1.2 million and $2.9 million, or 78% and 104% of total revenues, for the six months ended June 30, 2003 and 2002, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and decreased spending on marketing programs. Due to the August 6, 2003 headcount reduction, we expect sales and marketing expenses to continue to continue to decline in the third quarter of 2003.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 68% to $524,000 in the second quarter of 2003, compared to $1.6 million recorded in the second quarter of 2002. Research and development expenses were 57% and 101% of total revenues in the second quarter of 2003 and 2002, respectively. Research and development expenses were $1.2 million and $3.6 million, or 78% and 131% of total revenues, for the six months ended June 30, 2003 and 2002, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts. Due to the August 6, 2003 headcount reduction, we expect research and development expenses to continue to continue to decline in the third quarter of 2003.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses were $276,000 in the second quarter of 2003, a decrease of 71% from the $935,000 recorded in the second quarter of 2002. General and administrative expenses were 30% and 58% of total revenue in the second quarter of 2003 and 2002, respectively. General and administrative expenses were $712,000 and $1.7 million, or 47% and 61% of total revenues, for the six months ended June 30, 2003 and 2002, respectively. The decrease in general and administrative expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts. Although we expect general and administrative expenses to decline due to the August 6, 2003 headcount reductions, any such decrease may be offset by professional and service fees associated with the declaration and payment of the cash distribution described above, the settlement or other resolution of our existing obligations and liabilities and our continued exploration of asset dispositions and any other third party proposals which may be presented, as described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

     Restructuring related charges. We recorded restructuring related charges totaling $1.2 million in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of our workforce by 22 positions. The charge was recorded in accordance with SFAS No. 146, “Accounting for Exit or Disposal Activities.” During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.6 million during 2002 and 2001, respectively. We expect to record a $400,000 restructuring charge in the third quarter of 2003 relating to employee termination costs due to a reduction of our workforce by 12 positions described above, including a severance payment payable to Donald C. Peterson, our former President and Chief Executive Officer, under his previously disclosed employment contract, in connection with his cessation of employment on August 5, 2003. The Company is currently analyzing potential additional restructuring charges in the third quarter of 2003 related to real estate obligations; the amount of such additional restructuring charges, if any, has not yet been quantified.

     Amortization of intangibles. Amortization expense related to intangibles acquired in the February 2000 acquisition of KD1 was $0 during the second quarter of 2003 compared to $63,000 (including $36,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the second quarter of 2002. This represented 0% and 4% of 2003 and 2002 second quarter total revenues, respectively. Amortization expense was $0 for the first six months of 2003 compared to $128,000 (including $73,000 of amortization and goodwill and other intangibles included in cost of product revenues) for the six months ended June 30, 2002. This represented 0% and 5% of total revenues for the six months ended June 30, 2003 and 2002, respectively. Total amortization is expected to be $0 for the remainder of 2003 due to the $6.5 million impairment charge recorded in the fourth quarter of 2002 to reduce goodwill and other intangible assets to zero value.

     Stock compensation expense. Compensation charges related to stock options were $0 in the second quarter of 2003 and $11,000 in the second quarter of 2002, comprising 0% and .7% of total revenues in each of the respective periods. Stock compensation was $0 and $26,000, or 0% and .9% of total revenues, for the first half of 2003 and 2002, respectively. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense was recorded in the functional operating expense categories as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales and marketing	$—	$8,000	$—	$16,000
Research and development	$—	—	$—	3,000
General and administrative	$—	3,000	$—	7,000

	$—	$11,000	$—	$26,000

     Other income, net. Other income, net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expense. Net other income was $415,000 in the second quarter of 2003 compared to net other expense of $972,000 in the same period in 2002. Net other income was $623,000 compared to net other expense of $113,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in net other income for the three months ended June 30, 2003 compared to the same period in 2002 was primarily due to a $1.6 million loss on investment in 2002 resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through June 30, 2003. As of December 31, 2002, we had net operating loss carry-forwards of approximately $107.4 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2002, we had $146,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as we do not expect to realize the future tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At June 30, 2003, we had $59.6 million of cash, cash equivalents and short-term investments, compared to $64.6 million at June 30, 2002.

     Cash used in operations was $3.3 million for the six months ended June 30, 2003, compared to $8.5 million for the same period in 2002. Cash used in operations in both periods resulted primarily from net losses, as adjusted for non-cash expenses. The decrease in cash used in operations in the first six months of 2003 as compared to the same period in 2002 is principally a function of the reduced operating expenses and cost of revenues that have resulted from the restructuring plans described below, as adjusted for non-cash expenses. In April 2003, our directors and officers liability insurance policy came up for renewal and we obtained a policy at a cost of approximately $1 million. We do not expect to receive any significant future cash from operations and, as we settle, or otherwise resolve, our existing obligations and liabilities, and continue to explore asset dispositions and third party proposals which may be presented to us, we will continue to incur legal fees, salary expenses and other ongoing costs that will constitute a material use of cash and decrease the amount of cash available for distribution to stockholders.

     A total of $7.9 million in net cash was provided by investing activities for the six months ended June 30, 2003, compared to $6.7 million of cash provided in the same period for 2002. Our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Our investment portfolio as of June 30, 2003, was invested as a percentage of total cash and investments as follows: 75% in money market accounts, 6% in corporate bonds and papers, 2% in municipal bonds and 17% in federal agency securities. Since June 30, 2003, to minimize portfolio risk, we converted our holdings of corporate and municipal bonds to cash, which was invested in money market accounts. We plan to convert our holdings of federal agency securities to cash as required to fund our operating expenses.

     Net cash provided from financing activities was $115,000 for the six months ended June 30, 2003 and net cash provided from financing activities was $11,000 for the same period in 2002. Net cash from financing in both periods was primarily attributable to proceeds from sales of our common stock pursuant to the exercise of options. As described above, on August 6, 2003, we announced a return of capital cash distribution to our stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003. Amounts expected to be paid pursuant to this distribution will constitute a material use of cash in financing activities.

     During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.6 million for the year ended December 31, 2002 and 2001, respectively. In the first quarter of 2003 an additional $1.2 million restructuring charge was recorded related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. Of the $1.2 million restructuring charge recorded during the first quarter of 2003, approximately $604,000 was related to lease commitments. We expect to record a $400,000 restructuring charge in the third quarter of 2003 relating to employee termination costs due to a reduction of our workforce by 12 positions, including a severance payment payable to Donald C. Peterson, our former President and Chief Executive Officer, under his previously disclosed employment contract, in connection with his cessation of employment on August 5, 2003. We are currently analyzing potential additional restructuring charges in the third quarter of 2003 related to real estate obligations; the amount of such additional restructuring charges, if any, has not yet been quantified. Although we believe that our lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets and other factors could materially impact the ultimate amount of cash paid to settle or otherwise resolve these obligations.

     Of the $4.8 million restructuring reserve remaining as of June 30, 2003, management estimates that approximately $4.7 million will be a use of cash in future periods through July, 2010, for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. The remaining $67,000 relates to other restructuring related costs. See the table below summarizing our contractual obligations as of June 30, 2003 and the related discussion regarding our operating lease obligations and related sublease agreements.

     Capital expenditures were $0 for the six months ended June 30, 2003 and for the six months ended June 30, 2002. Capital expenditures were higher in years prior to 2002 and reflected our rapidly growing employee base and expanded operations. As of June 30, 2003, we had no material long-term commitments for capital expenditures and we do not anticipate entering into any further material commitments for capital expenditures.

     Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases. At June 30, 2003, we had $161,000 in long-term liabilities, all comprised of deferred rent credits.

     Our significant commitments consist primarily of obligations under our operating leases. The following summarizes our contractual lease obligations at June 30, 2003 (in thousands). See the discussion below regarding our operating lease obligations and related sublease agreements.

	2003	2004	2005	2006	2007	2008-2010	Total

Operating leases	$2,020	$3,211	$3,119	$2,917	$2,960	$7,843	$22,070
Executed sublease agreements	1,152	1,704	1,666	1,687	1,710	4,489	12,408

Net contractual cash obligation	$868	$1,507	$1,453	$1,230	$1,250	$3,354	$9,662

     Operating lease obligations relate to our existing facilities. We are currently seeking to sublease and negotiate an early termination of our obligations under these leases, and will incur additional legal fees and other costs in connection therewith. As of July 30, 2003, we have sublet pursuant to signed agreements approximately 106,000 square feet of our existing facilities and have terminated our lease commitment for our New York, New York facility. In the third quarter of 2003, we terminated our lease for the Berkshire, United Kingdom location. We are actively seeking to sublease our remaining facilities. Specifically, we are currently seeking to sublease the remainder of our Minneapolis, Minnesota facility while also engaging in discussions to terminate this lease. We are also currently seeking to sublease the remainder of our San Francisco, California office space and our entire Roseland, New Jersey and are negotiating the termination of our office space in Austin, Texas. However, we may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable subtenants in a timely manner, or if our existing subtenants fail to make sublease payments required under their respective sublease agreements, it may be more difficult to terminate or settle these leases on favorable terms, if at all, and we may experience greater than anticipated operating expenses or liabilities which must be satisfied. As of June 30, 2003, we estimated total future sublease income of $14.1 million of which $12.4 million is covered by existing sublease arrangements.

     We believe that existing cash and investments will be sufficient to pay the $1.50 cash distribution described above and to meet our expected working capital needs until the Company is acquired, or its remaining assets are sold, possibly as part of a plan of dissolution and liquidation, and to meet our existing and future obligations and liabilities. However, uncertainties exist as to the precise value of our existing obligations and liabilities, which may exceed our available cash and cash equivalents. Furthermore, we may be unable to settle or otherwise resolve our remaining obligations and liabilities, and we may incur or be subject to additional obligations and liabilities, which could collectively exceed our available cash and cash equivalents.

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

Whether or not we pursue a plan of dissolution and liquidation, the value of your shares may decrease.

     Although no decision has been made regarding a future dissolution and liquidation of the Company, we are considering this as a possible course of action, while also seeking to settle or otherwise resolve our existing obligations and liabilities, and continuing to explore asset dispositions and other third party proposals that may be presented to us, including, if available, an acquisition of the entire Company. In the meantime, we will continue to incur operating, legal and other expenses while we pursue these possibilities, which will decrease cash available to pay our ongoing expenses and, ultimately, for distribution to stockholders. We cannot predict whether, or when, such a transaction or transactions will be available, and we cannot assure you that we would be able to consummate such a transaction or transactions or that such a transaction or transactions would provide you with a positive return on your investment. Accordingly, whether or not we pursue a plan of distribution or liquidation or other course to resolve the Company’s future as soon as possible, you may experience a substantial decrease in the value of your stock.

We do not expect to generate an operating profit as an independent company.

     We had net losses of $4.7 million in 1997, $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million for the year ended December 31, 2001 (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). Our net loss was $16.7 million for the year ended December 31, 2002 (including $768,000 in restructuring related charges, $299,000 of amortization of intangibles and non-cash stock compensation expense and a $6.5 million charge for the impairment of goodwill and other intangibles). As of June 30, 2003, we had an accumulated deficit of $219.5 million. As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we have ceased to actively market our products and we do not expect to generate significant future operating revenues. We have not had a profitable quarter and do not expect to be profitable as an independent company.

The proceeds from a sale of our assets may be less than anticipated.

     If we sell our remaining assets, including pursuant to a plan of dissolution and liquidation, such sales will be made on such terms as are approved by the Board of Directors or the trustee of a liquidating trust if our assets are transferred to a liquidating trust pursuant to a plan of dissolution and liquidation. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the extent of actual or perceived competition between, and the availability of financing for, prospective purchasers of the assets and such prospective purchasers’ plans for our intellectual property and products as integrated into their existing businesses. Because some of our remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value.

If we pursue a plan of dissolution and liquidation, there may be no additional cash to distribute to our stockholders and if there is additional cash to distribute, the timing of any such future distribution is uncertain.

     If we pursue and adopt a plan of dissolution and liquidation, there will be no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up and liquidating a business. Any such liquidation should be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware. However, the actual nature, amount and timing of all distributions will be determined by our Board of Directors (or the trustee of a liquidating trust if our assets are transferred to a liquidating trust pursuant to a plan of dissolution and liquidation), in its sole discretion, and will depend, in part on our ability to settle or otherwise resolve our remaining contingencies and convert any remaining assets into cash.

     If we pursue dissolution and liquidation, uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value ultimately distributable to our stockholders. Claims, liabilities and expenses from operations (including costs associated with any retained firm’s efforts to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. No assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders. We can not assure you that any distributions in liquidation would equal the price or prices at which our common stock has recently traded or may trade in the future. We also can not assure you that there will be any further cash distributions.

Our common stock may be delisted from the NASDAQ National Market.

     We expect that the market price of our common stock will drop significantly as a result of the $1.50 per share cash distribution to our common stockholders which is scheduled to be paid on September 2, 2003. If the closing bid price of our common stock remains below $1.00 for 30 consecutive business days and then fails to exceed $1.00 for 10 consecutive business days during the subsequent 180 calendar day period, we may be delisted from the NASDAQ National Market. In addition, termination of the registration of our common stock under the

Securities Exchange Act of 1934, as described in the next paragraph of this report under the caption “Compliance with public company reporting requirements is costly, and we may seek to terminate the applicability of such requirements to us and our common stock,” would result in the delisting of our common stock, and our common stock would no longer be “authorized” for NASDAQ trading and NASDAQ would cease to provide any quotations. We may also be delisted if we fail to meet the other quantitative criteria for continued inclusion on the NASDAQ National Market. Finally, we may be delisted if NASDAQ determines that it is otherwise in the public interest to do so. If NASDAQ decides to delist our common stock for reasons other than termination of registration of our common stock under the Securities Exchange Act of 1934, we may appeal such decision to the NASDAQ Listing Qualifications Panel.

     If our common stock is delisted, the ability of stockholders to buy and sell our shares will be materially impaired and trading will be limited to the OTC Bulletin Board or the Pink Sheets, which handle high-risk ventures and are not subject to the same degree of regulation by the Securities and Exchange Commission as the NASDAQ National Market. However, our common stock will be ineligible to be traded on the OTC Bulletin Board if it is deregistered under the Securities Exchange Act of 1934. Many securities traded on the OTC Bulletin Board and, to a greater extent, the Pink Sheets are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or to increase or decrease their position at a later date. Investors should not assume that our common stock will continue to be listed and traded on the NASDAQ National Market or be “authorized” for NASDAQ trading or traded on the OTC Bulletin Board.

Compliance with public company reporting requirements is costly, and we may seek to terminate the applicability of such requirements to us and our common stock.

     Our common stock is currently registered under the Securities Exchange Act of 1934, which requires that we, and our officers and directors with respect to Section 16 of that Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming, and we will likely continue, at least in the near term, to be subject to these requirements. However, our Board of Directors may in the future conclude that to curtail expenses thereby conserving cash to increase possible distributions to stockholders, the registration of our common stock under the Securities Exchange Act of 1934 should be terminated. Termination of such registration may occur following our certification to the Securities and Exchange Commission that there are fewer than 300 record holders of our common stock. As of July 31, 2003, there were 212 record holders of our common stock, and thus it is likely that our common stock will be eligible for de-registration should the Board of Directors determine that such action is necessary or otherwise in the best interests of the Company and other relevant constituencies. Termination of such registration of our common stock would reduce substantially the information required to be furnished by us to our stockholders and to the Securities and Commission and would make certain provisions of the Securities Exchange Act of 1934, such as the short-swing profit recovery provisions of Section 16(b), the requirement of furnishing a proxy statement in connection with stockholders’ meetings pursuant to Section 14(a) and the requirements of Rule 13e-3 under that Act with respect to “going private” transactions no longer applicable to us or our common stock. Furthermore, if the registration of our common stock under the Securities Exchange Act of 1934 were to be terminated, the ability of “affiliates” of the Company and persons holding “restricted securities” of the Company to dispose of such securities pursuant to Rule 144 or 144A under the Securities Act of 1933, as amended, may be impaired or eliminated. Also, as noted above, if registration of our common stock under the Securities Exchange Act of 1934 were terminated our common stock would be delisted from the NASDAQ National Market, would no longer be eligible for NASDAQ trading and could not be traded on the OTC Bulletin Board.

We may be unable to settle or otherwise resolve our existing obligations and liabilities.

     We are currently seeking to settle or otherwise resolve our existing obligations and liabilities, which include our building and facilities leases and the ongoing litigation matters described in the section of this report entitled “Legal Proceedings.” Settling or otherwise resolving such obligations and liabilities could result in substantial costs. If we are unable to successfully negotiate the settlement or termination of these obligations on acceptable terms, we will have less cash available to pay our ongoing expenses and, ultimately, for distribution to our stockholders, and any such distribution may be delayed. In addition, if we are unsuccessful in settling or otherwise resolving our existing obligations and liabilities, it may be more difficult for us to enter into a transaction or transactions to sell the entire Company or its assets on favorable, or even reasonable, terms.

Our inability to reach cash break-even could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.

     Securities class action claims have been brought against companies in the past where the market price of the company’s securities has fallen due to an inability of the company to achieve operational profitability. In addition, the Company was named in a purported class action described in the section of this report entitled “Legal Proceedings.” Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. To the extent that we are unable to settle or resolve the currently pending litigation, as described above, and we are not indemnified by other parties, or in the absence of sufficient insurance coverage, any adverse determination in this kind of litigation could deplete our cash position, and reduce proceeds that might otherwise be available for distribution to our stockholders, and any such distribution may be delayed.

We may be unable to sublease or find suitable sub-tenants for, or terminate the lease for, our principal executive offices and some of our other offices, and tenants may fail to make sublease payments.

     As described above, we are currently seeking to settle or otherwise resolve our existing obligations and liabilities, which include our building and facilities leases. In the interim, we are attempting to sublease the unused portions of our facilities. In April 2000, we executed a ten-year lease for a new facility for our principal executive offices in Minneapolis, Minnesota. We have sublet a significant portion of this facility to third parties and are currently seeking to sublease the remainder of this facility while also engaging in discussions to terminate this lease. We have also sublet all of the space at our Eden Prairie, Minnesota facility and a portion of the space at our San Francisco, California facility, and we terminated our lease commitments at our New York, New York and our Berkshire, United Kingdom locations. We are also currently seeking to sublease our Roseland, New Jersey office space and we are negotiating the termination of the lease for our office space in Austin, Texas. We may not be able to find suitable sub-tenants for these properties in a timely manner, if at all. If we are unable to find suitable sub-tenants in a timely manner, or if our existing sub-tenants fail to make sublease payments required under their respective sublease agreements, it may be more difficult to terminate or settle these leases on favorable terms, if at all, and we may experience greater than anticipated operating expenses or liabilities which must be satisfied. We cannot assure you that we will be successful in terminating or settling our remaining real estate leases on favorable terms, if at all.

Our ability to resolve our obligations, dispose of our assets, consummate a transaction, or liquidate may be impaired if we lose certain of our key personnel.

     Following the August 6, 2003 headcount reduction, we retained only 3 full-time management and administrative personnel. The loss of the services of any of such persons could seriously harm our ability to settle or otherwise resolve our existing obligations and liabilities, consummate a sale of the Company or its remaining assets on favorable, or even reasonable, terms or successfully pursue and implement a plan of dissolution and liquidation. Our inability to retain certain key engineers familiar with our assets may make it difficult to preserve the value of such assets and dispose of them. Any or all of our remaining personnel may terminate their employment at any time.

Stockholders may be liable to our creditors for up to amounts received from us if our reserves are inadequate.

     If our Board of Directors adopts a plan of dissolution and liquidation, a Certificate of Dissolution will be filed with the State of Delaware after such plan is approved by our stockholders. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities, and to distribute any remaining assets to our stockholders. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors for such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously distributed to such stockholder by us (and any liquidating trust or trusts), including, possibly, the previously announced return of capital cash distribution of $1.50 per share. Accordingly, in such event a stockholder could be required to return all such distributions made to such stockholder. Moreover, in the event taxes are payable, and a stockholder has paid taxes, on amounts previously received as a distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the amount of a contingency reserve established by us would be adequate to cover any expenses and liabilities.

Certain of our customers may cancel their contracts and we may be unable to collect on our accounts receivable.

     As a result of the announcement of the $1.50 per share cash distribution to our common stockholders on September 2, 2003, some or all of our existing customers may seek to cancel their product or services contracts with us. If we choose to enforce our rights under such contracts, we could incur substantial costs in doing so, and we may not be able to resolve such claims in a timely manner, or at all.

We face and might face intellectual property infringement claims that might be costly to resolve

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that third parties may claim that our products infringe their intellectual property rights, including under issued patents. Such claims may result in our being involved in litigation. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our remaining cash. In addition, in all of our paid software license agreements, we generally indemnify our customers against losses attributable to intellectual property infringement by our software. Should a third party bring a suit against a customer alleging that the customer’s use of our software infringes its intellectual property rights, we could incur substantial costs in defending and resolving the suit. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms would decrease cash available to pay our ongoing expenses and, ultimately, for distribution to our stockholders, and any such distribution may be delayed.

If our intellectual property is not protected adequately, the value of such assets could be adversely affected.

     Our intellectual property is an important asset. We rely upon a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We license our software and require our customers to enter into license agreements, which impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

     We have four pending United States patent applications and four issued United States patents. We also have exclusive license rights to three issued United States patents from the University of Minnesota. It is possible that no patents will issue from the currently pending patent applications. It is also possible that our current patents and potential future patents may be invalid or unenforceable.

     We also own a number of trademarks. These include “Net Perceptions” and “NetP.” The “Net Perceptions” mark is federally registered for a term of ten years and the “NetP” mark is expected to be federally registered within six months to a year.

     Copyright, trade secret and trademark laws afford only limited protection for our proprietary rights in our software, documentation and other written materials and our trademarks. Unauthorized parties may be able to copy aspects of our products, obtain and use information that we regard as confidential and proprietary and infringe upon our trademarks. Policing unauthorized use of our products and trademarks is difficult. If our means of protecting our proprietary rights is seen as ineffective, our ability to complete a sale of the Company or its remaining assets, which include our intellectual property and other proprietary rights, on reasonable terms and in a timely manner, may suffer. This, in turn, would tend to decrease or delay cash distributions to our stockholders.

If our stock transfer books are closed on a final record date, we will not record any trades.

     If we pursue and adopt a plan of dissolution and liquidation, we will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date of effectiveness, the final record date, of the filing of the Certificate of Dissolution with the Delaware Secretary of State. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the final record date, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

We may be subject to potential product liability claims that could result in costly and time-consuming litigation.

     Because our customers have used, and may continue to use, our products for important applications, errors or defects in, or other performance problems with, our products could result in financial or other damages to our customers. Our customers could seek to recover from us for such damages. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly, and potential liabilities could exceed our available insurance coverage. If someone asserts a claim against us relating to product liability, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms could make more difficult, or reduce the price obtainable in, a sale of the Company or its remaining assets. This in turn, would tend to decrease or delay cash distributions to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Through June 30, 2003, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described above in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

     Our exposure to market risk is otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. A hypothetical 100 basis point increase in interest rates would have resulted in an approximate $252,000 decrease in the fair value of our investments as of June 30, 2003. The same hypothetical increase in interest rates as of December 31, 2002 would have resulted in a decrease in the fair value of our investments of approximately $141,000. Our objective in managing our exposure to interest rate risk is to preserve principal while at the same time maximizing the income we receive from our investments. To minimize this risk, we have historically maintained our portfolio of cash equivalents and short-term investments in a variety of securities and have adopted practices and policies to ensure that our portfolio remains adequately diversified. Due to the conservative nature of our investments and relatively short duration, interest risk is mitigated. Furthermore, we place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. We do not have any derivative financial instruments and do not hold any instruments for trading purposes. Since June 30, 2003, to minimize portfolio risk, we converted our holdings of corporate and municipal bonds to cash. We plan to convert our holdings of federal agency securities to cash as required to fund our operating expenses.

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our current president and chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Cit. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion.

     A special committee of our Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

     We believe that the allegations are without merit, and we intend to vigorously defend against the plaintiff’s claims. As this litigation is in an initial stage, we are unable to predict its outcome or its ultimate effect, if any, on our financial condition or on the price obtainable in a sale of the Company or, if we pursue and adopt a plan of dissolution and liquidation, on the amount and timing of any future cash distributions to stockholders.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders was held on May 29, 2003. The number of votes cast by the Company’s stockholders for the election of each director and the number of votes withheld were as follows:

Nominee	For	Withheld

John F. Kennedy	23,679,586	589,879
William Lansing	23,710,479	558,986
Donald C. Peterson	23,667,962	601,503
John T. Riedl	23,710,715	558,750
Ann L. Winblad	23,708,334	561,131

     Each director will hold office until the next Annual Meeting of Stockholders and until the director’s successor is duly elected and qualified, or until the director’s earlier resignation or removal. Mr. Peterson resigned as a director, effective August 6, 2003.

     Also, at the same Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for 2003 by the following vote:

For	Against	Abstentions

24,155,480	102,166	11,819

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1).

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

3.2	Amended and Restated Bylaws as amended through August 5, 2003.

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1).

4.2	Specimen common stock certificate (1).

4.3	Specimen common stock certificate (including Rights Agreement Legend) (3).

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (4).

4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (4).

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (4).

31	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(b) Reports on Form 8-K

     During the second quarter of 2003, the Company furnished a Current Report on Form 8-K on April 28, 2003, to furnish under Item 12 a copy of the Company’s press release announcing the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET PERCEPTIONS, INC.

Date: August 14, 2003	By:	/s/ Thomas M. Donnelly

Thomas M. Donnelly President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation (1).

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

3.2	Amended and Restated Bylaws as amended through August 5, 2003.

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1).

4.2	Specimen common stock certificate (1).

4.3	Specimen common stock certificate (including Rights Agreement Legend) (3).

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (4).

4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (4).

4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (4).

31	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Year Ended December 31, 2002 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).