Form 10-Q
period 2003-09-30
NET PERCEPTIONS INC
filed 2003-11-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003, there were outstanding 28,145,338 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,187	$39,729
Short-term investments	—	23,230
Accounts receivable, net	153	389
Prepaid expenses and other current assets	792	627

Total current assets	13,132	63,975
Property and equipment, net	90	1,096
Other assets	336	725

Total assets	$13,558	$65,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$52
Accrued liabilities	282	1,470
Deferred revenue	626	750
Accrued restructuring costs	50	4,672

Total current liabilities	958	6,944
Deferred Rent	—	510

Total liabilities	958	7,454

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	233,760	275,053
Accumulated other comprehensive income	—	122
Accumulated deficit	(221,162)	(216,835)

Total stockholders’ equity	12,600	58,342

Total liabilities and stockholders’ equity	$13,558	$65,796

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product	$95	$613	$576	$1,558
Service and maintenance	343	999	1,391	2,793

Total revenues	438	1,612	1,967	4,351
Cost of revenues:
Product	—	68	8	254
Service and maintenance	164	473	635	1,782

Total cost of revenues	164	541	643	2,036
Gross Margin	274	1,071	1,324	2,315
Operating expenses:
Sales and marketing	157	753	1,344	3,610
Research and development	427	1,213	1,616	4,797
General and administrative	568	514	1,280	2,191
Restructuring related charges	1,051	—	2,251	768
Amortization of intangibles	—	28	—	83

Total operating expenses	2,203	2,508	6,491	11,449

Loss from operations	(1,929)	(1,437)	(5,167)	(9,134)
Other income (expense):
Interest income	115	494	610	1,841
Interest expense	—	(4)	—	(17)
Other income (expense)	101	321	229	(1,126)

Total other income, net	216	811	839	698

Net loss	$(1,713)	$(626)	$(4,328)	$(8,436)

Net loss per share:
Basic and diluted	$(0.06)	$(0.02)	$(0.16)	$(0.31)
Shares used in computing basic and diluted net loss per share	27,796	27,298	27,735	27,211

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,328)	$(8,436)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	477	1,754
Provision for doubtful accounts	(65)	70
Compensation expense related to stock options	—	35
Restructuring related charges	2,251	768
Amortization of premiums on investments	183	163
Changes in assets and liabilities:
Accounts receivable	301	675
Prepaid expenses & other assets	224	1,155
Accounts payable	(52)	(50)
Accrued expenses and other liabilities	(8,042)	(3,829)
Deferred revenue	(124)	(581)

Total adjustments	(4,847)	160

Net cash used in operating activities	(9,175)	(8,276)
Cash flows from investing activities:
Purchases of short-term investments	(16,121)	(29,535)
Sales and maturities of short-term investments	39,046	58,018

Net cash provided by investing activities	22,925	28,483
Cash flows from financing activities:
Cash distribution to stockholders	(42,198)
Proceeds from exercise of stock options, net of stock repurchases	893	63
Proceeds from issuance of stock under employee stock purchase plan	12	38
Principal payments under capital lease obligations and notes payable	—	(97)

Net cash provided by financing activities	(41,293)	4

Net increase (decrease) in cash and cash equivalents	(27,543)	20,211
Cash and cash equivalents at beginning of period	39,729	14,929

Cash and cash equivalents at end of period	$12,187	$35,140

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

     Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $(90) and $(209) for the third quarter of 2003 and 2002 and $(122) and $(523) for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive loss was $1,803 and $835 for the three months ended September 30, 2003 and 2002, respectively, and $4,450 and $8,959 for the nine months ended September 30, 2003 and 2002.

Note 2. Plan of Liquidation

     The condensed consolidated financial statements were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. On October 21, 2003, the Company announced that its Board of Directors had unanimously approved a Plan of Complete Liquidation and Dissolution (referred to in this Form 10-Q as the “ Plan of Liquidation”) which will be submitted to the Company’s stockholders for approval and adoption at a special meeting of stockholders to be held as soon as reasonably practicable. If the Company’s stockholders approve the Plan of Liquidation, the Company will adopt the liquidation basis of accounting effective upon such approval. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities will represent management’s best estimate of the recoverable values of the assets and settlement amounts of liabilities.

     A preliminary proxy statement related to the Plan of Liquidation was filed on Schedule 14A with the Securities and Exchange Commission on November 4, 2003. The key features of the Plan of Liquidation are (i) filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (ii) winding up our affairs, including selling remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (iii) paying our creditors; (iv) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (v) resolving our outstanding litigation; (vi) establishing a contingency reserve for payment of the Company’s expenses and liabilities; and (vii) preparing to make distributions to our stockholders.

Note 3. Cash Distribution

     On August 6, 2003, the Company announced that its Board of Directors had unanimously approved a cash distribution to its common stockholders in the amount of $1.50 per share, payable on September 2, 2003, to common stockholders of record as of August 18, 2003. On September 2, 2003, the Company distributed $42,200 to its common stockholders which was reflected as a reduction to additional paid in capital. As the Company does not have, and does not anticipate having, current or accumulated “earnings and profits,” the Company expects that the cash distribution will not be taxable as a dividend for federal income tax purposes and will constitute a tax-free return of capital to the extent of a stockholder’s basis in his or her Company stock (on a per share basis), with any excess generally being treated as capital gain.

     On August 5, 2003, the Company’s Board of Directors, in connection with the proposed cash distribution payable on September 2, 2003, approved an adjustment to the exercise price of all of its outstanding options to take effect on the close of business on September 3, 2003. The adjustment did not reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance.

     The following table summarizes certain information about fixed-price stock options outstanding at November 10, 2003:

	Outstanding	Vested
Exercise Price	Shares	Shares

$0.22	4,717	2,652
$0.23	769,900	179,327
$0.24	26,835	2,623
$0.25	32,903	32,903
$0.30	707,691	58,974
$0.31	5,307	5,307
$0.35	98,709	98,709
$0.37	99,691	99,691
$2.87 and above	292,223	256,531

Total	2,037,976	736,717

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

     The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,713)	$(626)	$(4,328)	$(8,436)
Add: Stock-based employee compensation expense included in reported net loss	—	9	—	35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(304)	(590)	(1,157)	(1,770)

Pro forma net loss	$(2,017)	$(1,207)	$(5,485)	$(10,171)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.02)	$(0.16)	$(0.31)

Pro forma	$(0.07)	$(0.04)	$(0.20)	$(0.37)

Note 5. Net Loss Per Share

     Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 0 and 1 share at September 30, 2003 and 2002, respectively. Diluted net loss per share does not differ from basic net loss per share since potential issuances of shares of common stock upon the exercise of stock options and potential reductions in outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 excluded 4,014 and 2,845, respectively, of potential shares of common stock from the exercise of stock options as they were anti-dilutive.

Note 6. Restructuring Related Charges

     The Company recorded restructuring related charges of $1,200 in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. The Company recorded additional restructuring related charges of $1,051 in the third quarter of 2003 related primarily to the termination of three real estate lease agreements, and employee termination costs due to a reduction of workforce by 12 positions. The charges were recorded in accordance with SFAS No. 146, “Accounting for Exit or Disposal Activities.” During 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under these restructuring plans, the Company recorded restructuring related charges totaling $768 and $15,551 during 2002 and 2001, respectively.

     In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and related restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the current circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. On September 12, 2003, we announced that we entered into lease termination agreements for our office facilities located in Edina, Minnesota, Roseland, New Jersey and Austin, Texas. The aggregate amount of the three settlements was approximately $5.4 million and was paid during the month of September 2003. As a result of these settlements, the Company believes that total future obligations under operating leases was approximately $250 at September 30, 2003. The Company believes that total future obligations under operating leases, net of anticipated sublease income, were approximately $41 at September 30, 2003.

     The Company is actively seeking to sublease or terminate the leases relating to its remaining facilities in San Francisco, California and Eden Prairie, Minnesota. As of September 30, 2003, management estimated total future sublease income of $209, all of which is covered by existing sublease arrangements.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of September 30, 2003:

		Employee
	Lease	Severance		Fixed Asset
	Commitments	and		Disposals
	and Related	Termination		and Other
	Items	Costs	Subtotal	Costs	Total

Restructuring Related Charges Net of Reversal	$10,649	$1,634	$12,283	$3,268	$15,551
Restructuring Payments	(2,233)	(1,523)	(3,756)	(195)	(3,951)
Sublease Income and proceeds from the Sale of Fixed Assets	280	—	280	261	541
Non-Cash Asset Disposals and Deferred Rent Write-Off	(1,800)	—	(1,800)	(2,908)	(4,708)

Accrued Restructuring as of December 31, 2001	$6,896	$111	$7,007	$426	$7,433

Restructuring Related Charges	—	506	506	262	768
Restructuring Payments	(4,024)	(547)	(4,571)	(66)	(4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,299	—	1,299	68	1,367
Non Cash Asset Disposals	—	—	—	(642)	(642)
Reclassification of Accrued Lease Exit Costs	383	—	383	—	383

Accrued Restructuring as of December 31, 2002	$4,554	$70	$4,624	$48	$4,672

Restructuring Related Charges	1,249	589	1,838	413	2,251
Restructuring Payments	(8,083)	(650)	(8,733)	(53)	(8,786)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,832	—	1,832	165	1,997
Non Cash Asset Disposals and Deferred Rent Write-Off	489	—	489	(573)	(84)

Accrued Restructuring as of September 30, 2003	$41	$9	$50	$—	$50

Note 7. Commitments and Contingencies

Public Offering Litigation

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our then chief financial officer and currently our president and chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999, through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion.

     A special committee of our Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

     We believe that the allegations against the Company are without merit. However, as this litigation is in an initial stage, we are unable to predict its outcome or its ultimate effect, if any, on our financial condition. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

Liquidation Litigation

     On October 29, 2003, a class action lawsuit was filed against the Company, its current directors and unnamed defendants in the District Court, Fourth Judicial District, of the State Of Minnesota, County of Hennepin captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated, vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and Does 1-25, inclusive, File No. 03-17820. The complaint alleges, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and seeks to enjoin the proposed liquidation of the Company and to recover reasonable attorneys’ and experts’ fees. Defendants believe that the claims in the lawsuit are without merit and intend to vigorously defend them. To the extent, if any, that costs and expenses paid by the Company in connection with, or as a result of, this lawsuit are not reimbursed under the Company’s directors and officers liability insurance policy (which has a deductible of $250), such costs and expenses will reduce the ultimate amount paid to stockholders in connection with the liquidation.

Contingencies

     As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has insurance that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company believes the liability for these agreements as of September 30, 2003 is not material.

     In the past, the Company entered into standard indemnification agreements from time to time in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company believes the liability for these agreements as of September 30, 2003 is not material.

Note 8. Income Taxes

     For federal income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $107,400 and research and development credit carry-forwards of $146 at December 31, 2002. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information. A sale of the Company at this time would result in a substantial limitation to these net operating loss carry-forwards under Internal Revenue Code Section 382.

Note 9. Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

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

     References in this Quarterly Report on Form 10-Q to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”). On September 9, 2003, KD1 was merged with and into the Company.

OVERVIEW

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and 9 as of September 30, 2003.

     We have sustained losses on a quarterly and annual basis since inception. As of September 30, 2003, we had an accumulated deficit of $221 million. Our net loss was $1.7 million in the third quarter of 2003, compared to a net loss of $626 thousand in the third quarter of the prior year. For the nine months ended September 30, 2003, our net loss was $4.3 million (including $2.25 million of restructuring related charges), compared to a net loss of $8.4 million in the same period of the prior year (including $768,000 in restructuring related charges and $228,000 of amortization of intangible assets and non-cash stock compensation expense). These losses resulted from significant costs incurred in the development and marketing of our products and services as well as a decline in our revenues since the third quarter of 2000.

     In February 2003, we engaged U.S. Bancorp Piper Jaffray, Inc. to act as our advisor in connection with the potential sale of the Company. However, to date, we have been unable to identify and consummate such a transaction on acceptable terms. On August 6, 2003, we announced a cash distribution to our stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003, and reduced our workforce by 12 positions to 10 full-time employees. On September 2, 2003, we distributed $42.2 million to the common stockholders which was reflected as a reduction to additional paid in capital. In addition, our Board of Directors, in connection with the cash distribution payable on September 2, 2003, approved an adjustment to the exercise price of all of our outstanding options to take effect on the close of business on September 3, 2003. The adjustment did not reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. There was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to stockholders. As of September 30, 2003, we had 6 full-time employees in engineering and 3 in general and administrative.

     On October 21, 2003, we announced that our Board of Directors had unanimously approved the Plan of Liquidation which will be submitted to the Company’s stockholders for approval and adoption at a special meeting of stockholders to be held as soon as reasonably practicable. A preliminary proxy statement relating to the Plan of Liquidation was filed on Schedule 14A with the Securities and Exchange Commission on November 4, 2003. The key features of the Plan of Liquidation are (i) filing a Certificate of Dissolution with the Secretary of State of Delaware and thereafter remaining in existence as a non-operating entity for three years; (ii) winding up our affairs, including selling remaining non-cash assets of the Company, and taking such action as may be necessary to preserve the value of our assets and distributing our assets in accordance with the Plan; (iii) paying our creditors; (iv) terminating any of our remaining commercial agreements, relationships or outstanding obligations; (v) resolving our outstanding litigation; (vi) establishing a contingency reserve for payment of the Company’s expenses and liabilities; and (vii) preparing to make distributions to our stockholders. Although our Board of Directors has adopted the plan of liquidation and has recommended its approval and adoption by stockholders, the Board will continue to consider and evaluate, consistent with its efforts to maximize stockholder value, viable alternative transaction proposals which it may receive and which it determines are reasonably likely to achieve higher returns to stockholders than liquidation and dissolution in accordance with the plan of liquidation, including proposals for the acquisition of the entire Company or all or substantially all of its assets.

     While we will continue to service our existing customers and may continue to derive a declining level of revenues from software licenses, software maintenance and professional services relating to existing customers, we are no longer actively marketing our products and have not retained any employees to do so. We expect that the size of our customer base will decline and we do not expect that future product or service revenues, if any, will be significant. We anticipate that our operating expenses will continue to decline in 2003, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. We do not expect to be profitable as an independent company.

     Period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the foregoing and the risks identified below under the heading “Risks That May Affect Future Results.” We may not be successful in addressing these risks.

LIQUIDATION BASIS OF ACCOUNTING

     The condensed consolidated financial statements were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. If our shareholders adopt the Plan of Liquidation, we will adopt the liquidation basis of accounting effective upon such approval. Inherent in the liquidation basis of accounting are significant management estimates and judgments. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values, and liabilities, including costs of liquidation, are stated at their anticipated settlement amounts, all of which approximate their estimated fair values. The estimated net realizable values of assets and settlement amounts of liabilities will represent our best estimate of the recoverable values of the assets and settlement amounts of liabilities.

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

     Sublease income. In conjunction with the restructuring related charges recorded in 2003, 2002 and 2001, we made certain estimates regarding future sublease income that had a significant impact on our anticipated cash obligations. Although we believe that our lease commitment estimates were appropriate when made, changes in real estate markets and other factors could impact the ultimate amount of cash paid to resolve these obligations. As of September 30, 2003, we estimated total future sublease income of $209,000 all of which is covered by existing sublease arrangements.

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

     Litigation. We have not recorded an estimated liability related to the class action lawsuits in which we are named. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and make or revise our estimate(s) accordingly, which could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product	22%	38%	29%	36%
Service and maintenance	78	62	71	64

Total revenues	100	100	100	100
Cost of revenues:
Product	—	4	—	6
Service and maintenance	37	30	33	41

Total cost of revenues	37	34	33	47
Gross Margin	63	66	67	53
Operating expenses:
Sales and marketing	36	47	68	83
Research and development	97	75	82	110
General and administrative	130	31	65	50
Restructuring related charges	240	—	114	18
Amortization of intangibles	—	2	—	2

Total operating expenses	503	155	329	263

Loss from operations	(440)	(89)	(263)	(210)
Other income, net:	49	50	43	16

Net loss	(391)%	(39)%	(220)%	(194)%

REVENUES

     Total revenues. Total revenues decreased 73% to $438,000 in the quarter ended September 30, 2003, from $1.6 million in the third quarter of 2002. Revenues decreased 55% to $2.0 million for the nine months ended September 30, 2003, from $4.4 million for the same period in 2002. Revenues from sales in the United States were $352,000 or 80% of total revenues in the third quarter of 2003 compared to $1.4 million or 87% of total revenues in the third quarter of 2002. Revenues from sales in the United States were $1.7 million or 89% of total revenues for the nine months ended September 30, 2003 compared to $3.9 million or 89% of total revenues for the nine months ended September 30, 2002.

Revenues from international sales in the third quarter of 2003 were $86,000 or 20% of total revenues compared to $207,000 or 13% of total revenues in the third quarter of the prior year. Revenues from international sales were $218,000 and $473,000, or 11% and 11% of total revenues, for the nine months ended September 30, 2003 and 2002, respectively. As a result of the downsizing of our business and operations described elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements, we no longer maintain a direct sales force. International sales are generally denominated in United States dollars.

     As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we are no longer actively marketing our products, and we do not expect that future product or service revenues, if any, will be significant.

     Product revenues. Product revenues decreased 85% to $95,000 in the third quarter of 2003 compared to $613,000 for the same period in the prior year. Product revenues decreased 63% to $576,000 for the nine months ended September 30, 2003 from $1.6 million in the same period in 2002. Product revenues comprised 22% of total revenues for the third quarter of 2003 compared to 38% for the same period in 2002. Product revenues comprised 29% of total revenues for the nine months ended September 30, 2003 compared to 36% for the same period in 2002. The decrease in product revenues in absolute dollars is attributable in part to increased deferral of purchase decisions by our current and potential customers due to economic conditions, concerns about our ability to support products in the future, elections to utilize alternatives to our products and reduced selling activities. We expect product revenues to continue to decline.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Our professional service revenues include business consulting, implementation support, data warehousing and processing and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 66% to $343,000 in the third quarter of 2003 from $999,000 in the third quarter of 2002. Service and maintenance revenues comprised 78% and 62% of total revenues in the third quarter of 2003 and 2002, respectively. Total service and maintenance revenues decreased 50% to $1.4 million for the nine months ended September 30, 2003 from $2.8 million for the same period in 2002. Service and maintenance revenues comprised 71% and 64% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in service and maintenance revenues in absolute dollars reflected the lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, as well as concerns about our ability to support our products in the future. We expect service and maintenance revenues to continue to decline.

     COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. Cost of product revenues decreased to $0 in the third quarter of 2003 from $68,000 in the third quarter of 2002, representing 0% and 11% of the related product revenues, respectively. Cost of product revenues decreased 97% to $8,000 for the nine months ended September 30, 2003 from $254,000 for the nine months ended September 30, 2002, representing 1% and 16% of the related product revenues, respectively. The decrease in cost of product revenues in absolute dollars is due to no royalties payable to third parties and no amortization expense related to intangible assets in the first nine months of 2003. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We do not expect any future costs of product revenues to be significant.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 65% to $164,000 in the third quarter of 2003, from $473,000 in the third quarter of the prior year, representing 48% and 47% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenues decreased 64% to $635,000 for the nine months ended September 30, 2003 from $1.8 million for the same period in the prior year, representing 46% and 64% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts and significantly decreased use of third-party consultants to staff consulting engagements. Due to the further headcount reductions undertaken on August 6, 2003, and because we have ceased to actively market our products, we expect that our cost of service and maintenance revenues will decrease for the remainder of 2003.

OPERATING EXPENSES

     In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. On August 6, 2003, we reduced our workforce by an additional 12 employees. At September 30, 2003 we had 9 full-time employees, which was determined to be the minimum number necessary to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs. As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we are no longer actively marketing our products and do not expect to incur significant operating expenses in for the balance of 2003 relating to sales and marketing. On October 21, 2003, we announced that our Board of Directors had unanimously approved a Plan of Liquidation which will be submitted to our stockholders for approval and adoption. Up to and after the approval and adoption of Plan of Liquidation by our stockholders, we anticipate continuing to vigorously manage expense levels.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 79% to $157,000 in the third quarter of 2003, compared to $753,000 recorded in the quarter of 2002. Sales and marketing expenses were 36% and 47% of total revenues in the third quarter of 2003 and 2002, respectively. Sales and marketing expenses were $1.3 million and $3.6 million, or 68% and 83% of total revenues, for the nine months ended September 30, 2003 and 2002, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer actively market our products. We expect sales and marketing expenses will continue to decline in the fourth quarter of 2003.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 65% to $427,000 in the third quarter of 2003, compared to $1.2 million in the third quarter of 2002. Research and development expenses were 97% and 75% of total revenues in the third quarter of 2003 and 2002, respectively. Research and development expenses were $1.6 million and $4.8 million, or 82% and 110% of total revenues, for the nine months ended September 30, 2003 and 2002, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts. We expect research and development expenses to continue to continue to decline in the fourth quarter of 2003.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses were $568,000 in the third quarter of 2003, an increase of 11% from the $514,000 recorded in the third quarter of 2002. General and administrative expenses were 130% and 31% of total revenue in the third quarter of 2003 and 2002, respectively. General and administrative expenses were $1.3 million and $2.2 million, or 65% and 50% of total revenues, for the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses in absolute dollars during the third quarter of 2003 is primarily due to higher costs associated with outside professional services relating to the special cash distribution, potential strategic relationships and possible liquidation and dissolution of the Company. The decrease in general and administrative expenses in absolute dollars during the nine months ended September 30, 2003 is primarily due to headcount reductions as part of our restructuring efforts. Although we expect personal-related general and administrative expenses to decline due to the August 6, 2003 headcount reductions, any such decrease may be offset by professional fees associated with the settlement or other resolution of our existing obligations and liabilities, our continued exploration of asset dispositions, other activities relating to the Plan of Liquidation and our possible continued consideration and evaluation of any alternatives to the Plan of Liquidation that may be proposed.

     Restructuring related charges. We recorded restructuring related charges of $1.2 million in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. We recorded additional restructuring related charges of $1.1 million in the third quarter of 2003 related primarily to the termination of three real estate lease agreements, and employee termination costs due to a reduction of workforce by 12 positions. The charges were recorded in accordance with SFAS No. 146, “Accounting for Exit or Disposal Activities.” During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.6 million during 2002 and 2001, respectively. We expect to record additional restructuring charges in the fourth quarter of 2003 relating to employee termination costs and other costs associated with the implementation of the Plan of Complete

Liquidation and Dissolution.

     Amortization of intangibles. Amortization expense related to intangibles acquired in the February 2000 acquisition of KD1 was $0 during the third quarter of 2003 compared to $65,000 (including $37,000 of amortization of goodwill and other intangibles included in the cost of product revenues) during the third quarter of 2002. This represented 0% and 4% of 2003 and 2002 third quarter total revenues, respectively. Amortization expense was $0 for the first nine months of 2003 compared to $193,000 (including $110,000 of amortization and goodwill and other intangibles included in cost of product revenues) for the nine months ended September 30, 2002. This represented 0% and 4% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Total amortization is expected to be $0 for the remainder of 2003 due to the $6.5 million impairment charge recorded in the fourth quarter of 2002 to reduce goodwill and other intangible assets to zero value.

     Stock compensation expense. Compensation charges related to stock options were $0 in the third quarter of 2003 and $9,000 in the third quarter of 2002, comprising 0% and 1% of total revenues in each of the respective periods. Stock compensation was $0 and $35,000 or 0% and 1% of total revenues, for the nine months ended September 30, 2003 and 2002, respectively. Stock compensation expense represents the amortization of deferred compensation related to stock options granted in 1999 and 1998. Such compensation is amortized over the four-year repurchase period of the common stock underlying the related options. Stock compensation expense was recorded in the functional operating expense categories as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales and marketing	$—	$7	$—	$23
Research and development	—	—	—	3
General and administrative	—	2	—	9

	$—	$9	$—	$35

     Other income, net. Other income, net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expense. Net other income was $216,000 in the third quarter of 2003 compared to net other income of $811,000 in the same period in 2002. Net other income for the nine months ended September 30, 2003, was $839,000 compared to net other income of $698,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net other income for the three months ended September 30, 2003 compared to the same period in 2002 was primarily due to lower cash and investment balances as a result of the special cash distribution to shareholders on September 2, 2003 and lower interest rates. The increase in net other income for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily due to a $1.6 million loss on investment in 2002 resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through September 30, 2003. As of December 31, 2002, we had net operating loss carry-forwards of approximately $107.4 million available to reduce future taxable income expiring at various dates beginning in 2011. In addition, as of December 31, 2002, we had $146,000 of tax credit carry-forwards expiring at various dates beginning in 2011. Under the provisions of the Internal Revenue Code of 1986, as amended, if certain substantial changes in our ownership were to occur, we could be limited in the future in the amount of net operating loss and tax credit carry-forwards that could be utilized annually to offset future taxable income. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information. A sale of the Company at this time would result in a substantial limitation to these net operating loss carry-forwards under Internal Revenue Code Section 382.

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realization of the future tax benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At September

30, 2003, we had $12.2 million of cash, cash equivalents and short-term investments, compared to $64.6 million at September 30, 2002. This significant reduction was primarily due to the special cash distribution paid to shareholders on September 2, 2003 to record holders of our common stock on August 18, 2003 in the amount of approximately $42.2 million.

     Cash used in operations was $9.2 million for the nine months ended September 30, 2003, compared to $8.3 million for the same period in 2002. Cash used in operations in 2002 resulted primarily from net losses, as adjusted for non-cash expenses. Cash used in operations in 2003 resulted from net losses, as adjusted for non-cash expenses and payments related to the termination of certain real estate obligations accrued on the Company’s financial statements in prior years. The increase in cash used in operations in the first nine months of 2003 as compared to the same period in 2002 is principally related to these lease terminations, partially offset by reduced operating expenses and cost of revenues that have resulted from the restructuring plans described below, as adjusted for non-cash expenses. In April 2003, our directors and officers liability insurance policy came up for renewal and we obtained a policy at a cost of approximately $1 million. We do not expect to receive any significant future cash from operations and, as we settle, or otherwise resolve, our existing obligations and liabilities, and continue to explore asset dispositions and third party proposals which may be presented to us, we will continue to incur legal fees, salary expenses and other ongoing costs that will constitute a material use of cash and decrease the amount of cash available for distribution to stockholders.

     A total of $23.0 million in net cash was provided by investing activities for the nine months ended September 30, 2003, compared to $28.4 million of cash provided in the same period for 2002. Our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Our investment portfolio as of September 30, 2003 was all invested in money market accounts.

     Net cash provided from financing activities was $41.3 million for the nine months ended September 30, 2003 and net cash provided from financing activities was $4,000 for the same period in 2002. Net cash from financing in both periods was primarily attributable to proceeds from sales of our common stock pursuant to the exercise of options. As described above, on August 6, 2003, we announced a return of capital cash distribution to our stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003. The total amount of this cash distribution was approximately $42.2 million.

     During 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $768,000 and $15.6 million for the years ended December 31, 2002 and 2001, respectively. In the first quarter of 2003, an additional $1.2 million restructuring charge was recorded related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. Of the $1.2 million restructuring charge recorded during the first quarter of 2003, approximately $604,000 was related to lease commitments. We recorded additional restructuring related charges of $1.1 million in the third quarter of 2003 related primarily to the termination of three real estate lease agreements, and employee termination costs due to a reduction of workforce by 12 positions. Of the $1.1 million restructuring charge recorded during the third quarter of 2003, approximately $645,000 was related to lease commitments.

     Management estimates that $41,000 of the remaining restructuring reserve as of September 30, 2003 will be a use of cash in future periods through September 2004, for remaining rent commitments and other carrying costs, less estimated sublease income, related to facilities we have vacated. See the table below summarizing our contractual obligations as of September 30, 2003, and the related discussion regarding our operating lease obligations and related sublease agreements.

     Capital expenditures were $0 for the nine months ended September 30, 2003, and for the nine months ended September 30, 2002. Capital expenditures were higher in years prior to 2002 and reflected our rapidly growing employee base and expanded operations. As of September 30, 2003, we had no material long-term commitments for capital expenditures and we do not anticipate entering into any further material commitments for capital expenditures. Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases.

     Our remaining commitments consist primarily of obligations under our operating leases. The following summarizes our contractual lease obligations at September 30, 2003 (in thousands). See the discussion below regarding our operating lease obligations and related sublease agreements.

	2003	2004	Total

Operating leases	$161	$89	$250
Executed sublease agreements	(150)	(59)	(209)

Net contractual cash obligation	$11	$30	$41

     Operating lease obligations relate to our existing facilities. We are currently seeking to sublease and negotiate an early termination of our remaining obligations under these leases, and will incur additional legal fees and other costs in connection therewith. We are actively seeking to sublease the remainder of our San Francisco, California office space and are also attempting to negotiate the termination of this lease. Our lease for our former corporate headquarters in Eden Prairie, Minnesota is currently sublet through the end of the lease term which is December 31, 2003. We currently occupy approximately 2,500 square feet of office space pursuant to a month-to-month lease in Edina, Minnesota. As of September 30, 2003, we estimated total future sublease income of $209,000 all of which is covered by existing sublease arrangements.

     We believe that existing cash and investments will be sufficient to meet our expected working capital needs until our assets are sold as part of the Plan of Liquidation and to meet our existing and future obligations and liabilities. However, uncertainties exist as to the amounts we will receive in connection with the sale of assets and the precise value of our existing obligations and liabilities, which may exceed our available cash and cash equivalents. Furthermore, we may be unable to settle or otherwise resolve our remaining obligations and liabilities, and we may incur or be subject to additional obligations and liabilities, which could collectively exceed our available cash and cash equivalents.

RISKS THAT MAY AFFECT FUTURE RESULTS

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our financial condition, the results of operations and our cash position. If any of these risks actually occur, our financial condition and results of operations and cash position could be materially adversely affected.

WE CANNOT PREDICT THE AMOUNT OR TIMING OF THE LIQUIDATING DISTRIBUTIONS AND THE AMOUNT OF LIQUIDATING DISTRIBUTIONS MAY NOT RESULT IN GREATER RETURNS TO STOCKHOLDERS THAN CONTINUING OUR EXISTENCE AND MAY NOT EQUAL OR EXCEED THE PRICE OR PRICES AT WHICH OUR COMMON STOCK HAS TRADED OR MAY TRADE IN THE FUTURE.

We cannot predict, the amount or timing of any liquidating distributions. Any possible distributions to stockholders may be reduced by additional liabilities or expenses we may incur and the ultimate amounts of our existing liabilities. Accordingly, we cannot assure stockholders that the Plan of Liquidation will result in greater returns to stockholders than our continuing to operate our business or through a business combination or other transaction with a third party. Also, the per share amount of liquidating distributions may well be less than the per share price or prices at which our common stock has recently traded or may trade in the future.

STOCKHOLDERS COULD BE LIABLE TO THE EXTENT OF LIQUIDATING DISTRIBUTIONS RECEIVED IF CONTINGENT RESERVES ARE INSUFFICIENT TO SATISFY THE COMPANY’S LIABILITIES.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the Plan of Liquidation is approved and adopted by stockholders and in connection therewith we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each stockholder could be held liable for the payment to creditors of such stockholder’s pro rata portion of the deficiency, limited, however, to the amounts previously received by the stockholder in distributions from us or the liquidating trust (possibly including amounts received pursuant to the special cash distribution declared on August 5, 2003 and paid on September 2, 2003 to stockholders of record as of August 18, 2003). Accordingly, stockholders could be required to return some or all distributions made to them. In such an event, stockholders could receive nothing under the Plan of Liquidation and could be required to return some or all of the special cash distribution paid on September 2, 2003.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of a liquidating trust, our creditors could seek an injunction against the making of distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of the liquidating trust under the Plan of Liquidation if it is approved and adopted by stockholders.

SECURITIES CLASS ACTION CLAIMS HAVE BEEN FILED AGAINST US AND CERTAIN OF OUR CURRENT AND FORMER OFFICERS AND DIRECTORS. THESE CLAIMS COULD DELAY THE MAKING OF ANY DISTRIBUTIONS TO OUR STOCKHOLDERS OR DEPLETE THE PROCEEDS THAT MIGHT OTHERWISE BE AVAILABLE TO BE DISTRIBUTED TO OUR STOCKHOLDERS.

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our then chief financial officer and currently our president and chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999, through December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion.

A special committee of our Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

We believe that the allegations against the Company are without merit. However, as this litigation is in an initial stage, we are unable to predict its outcome or its ultimate effect, if any, on our financial condition. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

On October 29, 2003, a class action lawsuit was filed against the Company, its current directors and unnamed defendants in the District Court, Fourth Judicial District, of the State Of Minnesota, County of Hennepin captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated, vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and Does 1-25, inclusive, File No. 03-17820. The complaint alleges, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and seeks to enjoin the proposed liquidation of the Company and to recover reasonable attorneys’ and experts’ fees. Defendants believe that the claims in the lawsuit are without merit and intend to vigorously defend them. To the extent, if any, that costs and expenses paid by the Company in connection with, or as a result of, this lawsuit are not reimbursed under the Company’s directors and officers liability insurance policy (which has a deductible of $250,000), such costs and expenses will reduce the ultimate amount paid to stockholders in connection with the liquidation.

ANTICIPATED TIMING OF LIQUIDATION MAY NOT BE ACHIEVED.

We intend to proceed toward the orderly sale, license or other disposition of our intellectual property and other non-cash assets. We expect that if the plan of liquidation is approved and adopted by our stockholders, we would, as soon as reasonably practicable, complete such sale, license or other disposition. Although we anticipate that we will proceed as expeditiously as reasonably practicable to complete the sale, license or other disposition of our intellectual property and other non-cash assets, our board of directors may determine that it is in the best interests of our stockholders that any remaining non-cash assets, together with the cash contingency reserve which we will establish, be placed into a liquidating trust, which could delay the receipt by stockholders of the final proceeds of the liquidation.

STOCKHOLDERS MAY NOT BE ABLE TO RECOGNIZE A LOSS FOR FEDERAL INCOME TAX PURPOSES UNTIL THEY RECEIVE A FINAL DISTRIBUTION FROM US.

As a result of our liquidation, for United States federal income tax purposes stockholders will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and the aggregate fair market value at the time of distribution of any property distributed to them (including transfers of assets to a liquidating trust), and (ii) their tax basis for their shares of our capital stock. Any loss may generally be recognized only when the final distribution has been received from us.

OUR STOCK TRANSFER BOOKS WILL CLOSE ON THE FINAL RECORD DATE, AFTER WHICH IT WILL NOT BE POSSIBLE FOR STOCKHOLDERS TO PUBLICLY TRADE IN OUR STOCK.

We intend to close our stock transfer books and discontinue recording transfers of common stock at the close of business on the final record date, which we expect will be the date on which we file a certificate of dissolution. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law.

WE EXPECT TO TERMINATE REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH WILL REDUCE SUBSTANTIALLY PUBLICLY AVAILABLE INFORMATION ABOUT THE COMPANY.

Our common stock is currently registered under the Securities Exchange Act of 1934, which requires that we, and our officers and directors with respect to Section 16 of that Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. Termination of such registration may occur following our certification to the Securities and Exchange Commission that there are fewer than 300 record holders of our common stock. As of November 13, 2003, there were 238 record holders of our common stock. We anticipate that, if the Plan of Liquidation is approved and adopted by stockholders, in order to curtail expenses, and assuming at that time we continue to have fewer than 300 record holders of our common stock, we will, after filing a certificate of dissolution, file with the SEC a Form 15 in order to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended. Such termination will be effective ninety days after we file a Form 15. During such ninety day period, our obligation to file periodic reports on Form 10-Q and 10-K and current reports on Form 8-K will be suspended. However, we anticipate that we would continue to file with the SEC current reports on Form 8-K to disclose material events relating to our liquidation and dissolution until the effectiveness of the termination of the registration of our common stock.

NO FURTHER STOCKHOLDER APPROVAL WILL BE REQUIRED.

     Approval and adoption of the plan of liquidation requires the affirmative vote of the holders of a majority of all shares of our common stock outstanding and entitled to vote. If our stockholders approve and adopt the plan of liquidation, we will be authorized to sell, license or otherwise dispose of our assets without further approval of our stockholders.

THE PROCEEDS FROM A SALE OF OUR ASSETS MAY BE LESS THAN ANTICIPATED.

     If the Plan of Liquidation is approved and adopted by stockholders, we plan to sell our remaining assets pursuant thereto. Such sales will be made on terms approved by our board of directors or the trustee of a liquidating trust if our assets are transferred to a liquidating trust pursuant to a plan of dissolution and liquidation. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the extent of actual or perceived competition between, and the availability of financing for, prospective purchasers of the assets and such prospective purchasers’ plans for our intellectual property and products as integrated into their existing businesses. Because some of our remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value.

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

OUR ABILITY TO RESOLVE OUR OBLIGATIONS, DISPOSE OF OUR ASSETS, AND LIQUIDATE MAY BE IMPAIRED IF WE LOSE CERTAIN OF OUR KEY PERSONNEL.

     As of September 30, 2003, we had nine full-time employees. We retained only 3 management and administrative and 6 engineering personnel. The loss of the services of any of such persons, in particular, the loss of our President and Chief Financial Officer, Thomas M. Donnelly, could seriously harm our ability to settle or otherwise resolve our existing obligations and liabilities, consummate a sale of our remaining assets and successfully pursue the Plan of Liquidation on favorable terms. Our inability to retain certain key engineers familiar with our assets may make it difficult to preserve the value of such assets and dispose of them. Any or all of our remaining personnel may terminate their employment at any time.

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

     Our historical exposure to market risk was otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in debt securities issued by corporations and the United States government. However, at September 30, 2003, all of our cash was held in money market accounts and therefore our future interest income sensitivity is limited.

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Public Offering Litigation

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief operating officer and chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

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

Liquidation Litigation

On October 29, 2003, a class action lawsuit was filed against the Company, its current directors and unnamed defendants in the District Court, Fourth Judicial District, of the State Of Minnesota, County of Hennepin captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated, vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and Does 1-25, inclusive, File No. 03-17820. The complaint alleges, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and seeks to enjoin the proposed liquidation of the Company and to recover reasonable attorneys’ and experts’ fees. Defendants believe that the claims in the lawsuit are without merit and intend to vigorously defend them. To the extent, if any, that costs and expenses paid by the Company in connection with, or as a result of, this lawsuit are not reimbursed under the Company’s directors and officers liability insurance policy (which has a deductible of $250,000), such costs and expenses will reduce the ultimate amount paid to stockholders in connection with the liquidation.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws as amended through August 5, 2003. (3)
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1)
4.2	Specimen common stock certificate (1)
4.3	Specimen common stock certificate (including Rights Agreement Legend) (4)
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5)
4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (5)
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (5)
10(a)	Letter agreement between Net Perceptions, Inc. and Thomas M. Donnelly dated, September 24, 2003.
10(b)	Surrender of Lease Agreement between 7700 France Avenue LLC and Net Perceptions dated September 9, 2003
10(c)	Surrender and Acceptance Agreement between Roseland II L.L.C. and Net Perceptions dated September 12, 2003
31	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-25781).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(b) Reports on Form 8-K

     On July 24, 2003, the Company submitted a Report on Form 8-K reporting under Item 12 that it had issued a press release announcing earnings for the second quarter of 2003. Such report is not deemed “filed” for purposes of Section 18 of the Securities Act of 1934 and is not incorporated in any filing under the Securities Act of 1933.

     On August 6, 2003, the Company filed a report on Form 8-K reporting under Item 5 that the Company had issued a press release announcing that its Board of Directors authorized a cash distribution of $1.50 per share on September 2, 2003, payable to shareholders of record as of August 18, 2003.

     On September 12, 2003, the Company filed a report on Form 8-K reporting under Item 5 that the Company had issued a press release announcing, among other things, that it has entered into lease termination agreements for its office facilities located in Edina, Minnesota, Roseland, New Jersey and Austin, Texas.

[add additional 8-ks which were furnished]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET PERCEPTIONS, INC.

Date: November 14, 2003	By:	/s/ Thomas M. Donnelly
Thomas M. Donnelly
President and Chief Financial Officer

(Duly authorized officer and principal financial officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2003
EXHIBIT INDEX

Exhibit
Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws as amended through August 5, 2003. (3)
4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1)
4.2	Specimen common stock certificate (1)
4.3	Specimen common stock certificate (including Rights Agreement Legend) (4)
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5)
4.5	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (5)
4.6	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (5)
10(a)	Letter agreement between Net Perceptions, Inc. and Thomas M. Donnelly dated, September 24, 2003.
10(b)	Surrender of Lease Agreement between 7700 France Avenue LLC and Net Perceptions dated September 9, 2003
10(c)	Surrender and Acceptance Agreement between Roseland II L.L.C. and Net Perceptions dated September 12, 2003
31	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-25781).

(3)	Incorporated by reference to Net Perceptions Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-25781).

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-25781).

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).