Form 10-K/A
period 2002-12-31
NET PERCEPTIONS INC
filed 2004-01-22
CIK 1078203

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-K/A
                                 Amendment No. 1

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number 000-25781
                                 _______________

                              NET PERCEPTIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)
                                 _______________

                 Delaware                                    41-1844584
       (State or Other Jurisdiction                       (I.R.S. Employer
     of Incorporation or Organization)                   Identification No.)

7700 France Avenue South, Edina, Minnesota                     55435
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (952) 842-5000
              (Registrant's telephone number, including area code)
                                 _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant's Common Stock, par value $0.0001 per share, reported on the Nasdaq National Market on June 30, 2003 was $41,726,354.

As of January 12, 2003, there were outstanding 28,145,338 shares of the registrant's Common Stock, $0.0001 par value.


===============================================================================

                                Explanatory Note

         This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of Net Perceptions, Inc. (the "Company") for the fiscal year ended December 31, 2002 is being filed solely for the purpose of including Exhibit
10.12 under Item 15(a)(3), which exhibit was inadvertently omitted from the Company's original filing of the Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the complete text of Item 15(a)(3) as amended is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including a currently dated certification required by Rules 13a-14(a) and 15d-14(a) under the Exchange Act. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.










===============================================================================

                                    PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
3. Exhibits

  Exhibit
  Number                                Description
  -------        --------------------------------------------------------------
    3.1(a)       Amended and Restated Certificate of Incorporation(1).
    3.1(b)       Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation (2).
    3.2          Amended and Restated Bylaws as amended through April 18,
                 2001(4).
    4.1          Amended and Restated Investor Rights Agreement, dated
                 December 18, 1997, among Net Perceptions, Inc. and the
                 investors and founders named therein, as amended (1).
    4.2          Specimen common stock certificate (1).
    4.3          Specimen common stock certificate (including Rights Agreement
                 Legend) (5).
    4.4          Rights Agreement between Net Perceptions,  Inc. and Wells
                 Fargo Bank Minnesota, as Rights Agent (6).
    4.5          Form of Certificate of Designation of Series A Junior
                 Participating Preferred Stock (attached as Exhibit A to the
                 Rights Agreement filed as Exhibit 4.4 hereto) (6).
    4.6          Form of Rights Certificate (attached as Exhibit B to the
                 Rights Agreement filed as Exhibit 4.4 hereto) (6).
    10.1*        Form of Indemnification Agreement entered into between Net
                 Perceptions, Inc. and its directors and officers (1).
    10.2*        1996 Stock Plan (1).
    10.3*        1999 Equity Incentive Plan (1).
    10.4*        Amended and Restated 1999 Non-Employee Director Option Plan,
                 as amended through April 2, 2001 (4).
    10.5*        Employee Stock Purchase Plan (1)
    10.6*        Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance
                 Plan (7).
    10.7         Office Lease Agreement between DRF Holding LLC and Net
                 Perceptions,  Inc. dated April 5, 2000 (8).
    10.8*        2000 Stock Plan (3).
    10.9*        Change in Control Severance Plan and Summary Plan Description
                 (1).
    10.10*       Employment Agreement, dated as of May 24, 2001, between Net
                 Perceptions, Inc. and Donald C. Peterson (5).
    10.11*       Severance Agreement, dated as of November 9, 2001, between
                 Net Perceptions, Inc. and Thomas M. Donnelly(9).
    10.12+       Full Recourse Secured Promissory Note and Security Agreement,
                 dated December 7, 2000, entered into by Thomas M. Donnelly in favor of Net Perceptions, Inc.
    21.1         List of Subsidiaries(9).
    31+          Certification of Principal Executive Officer and Principal
                 Financial Officer required by Rule 13a-14(a) or Rule
                 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-------------------------------------------------------------------------------
+        Filed herewith.
*        Represents a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

(2) Incorporated by reference to Net Perceptions' Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002 (File No. 000-25781) filed with the Commission on March 26, 2003.

(3) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).

(4) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781).

(5) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(6) Incorporated by reference to Net Perceptions' Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(7) Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

(8) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781).

(9) Incorporated by reference to Net Perceptions' Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001 (File No. 000-25781).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NET PERCEPTIONS, INC.

                                        By: /s/ Thomas M. Donnelly
                                          -----------------------------------
                                        Thomas M. Donnelly
                                        President and Chief Financial Officer

Date: January 22, 2004

                                                            Exhibit 10.12



                              NET PERCEPTIONS, INC.
          FULL RECOURSE SECURED PROMISSORY NOTE AND SECURITY AGREEMENT

                                ("RECOURSE NOTE")


$300,000.00                                             Date: December 7, 2000
-----------                                             ----------------------

         FOR VALUE RECEIVED, the undersigned, Thomas M. Donnelly (the "Borrower"), hereby promises to pay to Net Perceptions, Inc., a Delaware corporation (the "Company"), or to the legal holder of this Recourse Note at the time of payment, in lawful money of the United States of America the principal sum of Three Hundred Thousand Dollars ($300,000.00), or such lesser amount as shall have been advanced by the Company to the Borrower pursuant to the letter agreement by the Company in favor of the Borrower dated December 7, 2001 (the "Loan Commitment Letter") and be outstanding hereunder (the "Principal Sum"). The Borrower also agrees to pay interest (computed on the basis of a 365 or 366 day year, as the case may be) on any portion of the Principal Sum outstanding until the entire Principal Sum has been paid in full, at an annual rate equal to 8% per annum; provided, however, that in no event shall such interest be charged to the extent it would violate any applicable usury law. The obligations represented by this Recourse Note shall be with full recourse to the Borrower.

         The proceeds received by the Borrower shall be used solely to pay the federal income tax owed by the Borrower as a result of the Borrower's exercise on March 22, 2000 of an option to purchase shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), 33,000 of which shares are vested as of the date hereof (such vested shares being hereinafter referred to as the "Pledged Securities"). As provided in paragraph 5 hereof, the Pledged Securities are being pledged to secure the payment of this Recourse Note.

         This Recourse Note is subject to the following further terms and conditions:

         1. Payment Upon Maturity. The Principal Sum then outstanding and all accrued interest thereon shall become due and payable on the third anniversary of the date that the Company first advances funds to the Borrower pursuant to the Loan Commitment Letter (such date being referred to herein as the "Loan Advancement Date" and such third anniversary being referred to as the "Maturity Date"). If a Maturity Date is a Saturday, Sunday or legal holiday, then such payment shall be made on the next succeeding business day.

         2. Payment and Prepayment. All payments and prepayments of the Principal Sum of and accrued interest on this Recourse Note shall be made to the Company or its order, or to the legal holder of this Recourse Note or such holder's order, in lawful money of the United States of America at the principal offices of the Company (or at such other place as the holder hereof shall notify the Borrower in writing). The Borrower may, at his option, prepay this Recourse Note in whole or in part at any time or from time to time without penalty or premium. Any prepayments of any portion of the Principal Sum of this Recourse Note shall be accompanied by payment of all interest accrued but unpaid on the portion of Principal Sum so repaid. Upon full and final payment of the Principal Sum of and interest accrued on this Recourse Note, it shall be surrendered to the Borrower and the Pledged Securities shall be released. From the date of this Recourse Note through June 30, 2001, any and all dividends received by the Borrower in respect of the Pledged Securities, and any and all proceeds received by the Borrower upon the sale of any shares of Common Stock, up to a total of 33,000 shares (adjusted appropriately for any stock split, combination or the like), shall immediately be paid to the Company in prepayment of this Recourse Note.

         3. Acceleration of Repayment. Upon (i) the Borrower's voluntary termination of employment with the Company or (ii) the Borrower's termination of employment with the Company for Cause (as defined below), the holder of this Recourse Note may at any time thereafter declare, by written notice given to the Borrower as provided in paragraph 6 hereof, the entire outstanding Principal Sum to be immediately due and payable, whereupon such Principal Sum, and any accrued and unpaid interest thereon, shall become due and payable without presentment, demand, protest, notice of dishonor and all other demands and notices of any kind, all of which are hereby expressly waived. For purposes of this Recourse Note, termination for Cause shall mean termination of employment upon the Borrower's negligent or willful engagement in misconduct which is materially injurious to the Company.

         4. Loan Forgiveness.

            (a) For each year that the Borrower remains continuously employed by the Company from the Loan Advancement Date through the third anniversary of such date, thirty-three and one-third percent (33 1/3%) of the original Principal Sum and accrued interest thereon shall be forgiven and deemed for all purposes no longer to be owed or outstanding.

            (b) If (i) the Borrower's employment with the Company is terminated other than voluntarily by the Borrower or by the Company for Cause or (ii) there is a Change in Control (as defined below) of the Company, then all of the Principal Sum then outstanding and accrued interest thereon shall be forgiven and deemed for all purposes to be no longer owed or outstanding. For purposes of this Recourse Note, a Change in Control of the Company means (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization or
(ii) the sale, transfer or other disposition of all or substantially all of the Company's assets.

         5. Grant of Security Interest.

            (a) As security for the full and punctual payment of the Principal Sum and accrued interest on this Recourse Note when due and payable (whether upon stated maturity, by acceleration or otherwise), the Borrower hereby grants and pledges a continuing lien on and security interest in, and, as a part of such grant and pledge, hereby pledges, assigns, transfers and conveys to the Company as collateral security, the Pledged Securities and the proceeds of any and all dividends and other distributions made in respect of the Pledged Securities (collectively, the "Collateral").

            (b) The Borrower understands and agrees that unless and until the Borrower has made payment in full of the Principal Sum and accrued interest on this Recourse Note, the Borrower may not sell, transfer or otherwise dispose of any of the Collateral. The Borrower will defend the Company's right, title and interest in and to the Collateral against the claims and demands of all other persons.

            (c) Concurrently with making this Recourse Note, the Borrower has delivered to the Company the certificates representing the Pledged Securities, together with appropriate undated stock powers duly executed in blank for the Pledged Securities and the Borrower agrees to deliver, if necessary or appropriate, additional undated stock powers duly executed in blank for the Collateral from time to time hereafter.

            (d) So long as the Borrower has not defaulted in the timely payment of principal and interest hereunder (a "Default"), the Borrower shall be entitled to vote the Pledged Securities and to give all consents, waivers and ratifications in respect of the Pledged Securities. Upon the occurrence of a Default, all voting and other consensual rights of the Borrower in the Pledged Securities shall cease and may be exercised by the Company.

            (e) Upon the occurrence of a Default, the Company shall have and may exercise all rights and remedies afforded to a secured party under the Delaware Uniform Commercial Code applicable thereto, and have the right to retain the Collateral in partial or full satisfaction of the Borrower's obligations under this Recourse Note in accordance with the provisions of the Delaware Uniform Commercial Code, with the Borrower remaining fully liable for any deficiency.

            (f) The Borrower agrees that at any time and from time to time upon the written request of the Company, the Borrower will execute and deliver such further documents and do or cause to be done such further acts and things as the Company may reasonably request in order to effect the purposes of this Recourse Note and the grant of the security interest hereunder.

         6. Notice. For the purposes of this Recourse Note, notices, demands and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when delivered or (except as specified below) five business days after being mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Borrower:

                           Thomas M. Donnelly
                           6491 Nez Perce Road
                           Chanhassen, Minnesota  55317

                  If to the Company:

                           Net Perceptions, Inc.
                           7700 France Avenue South
                           Edina, Minnesota 55435
                           Attn: Steven J. Snyder

or to such other address as the Borrower or the Company (or other holder of this Note) shall have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

         7. Miscellaneous.

            (a) No delay or failure by the Company or the holder of this Recourse Note in the exercise of any right or remedy shall constitute a waiver thereof, and no single or partial exercise by the holder hereof of any right or remedy shall preclude other or future exercise thereof or the exercise of any other right or remedy.

            (b) The headings contained in this Recourse Note are for reference purposes only and shall not affect in any way the meaning or interpretation of the provisions hereof.

            (c) This Recourse Note may be amended if in writing and signed by the Borrower and the Company.

            (d) Nothing in this Recourse Note shall confer upon the Borrower the right to continue in the employment of the Company or any of its affiliates or affect any rights which the Company may have to terminate the employment of the Borrower.

            (e) The provisions of this Recourse Note shall be governed by and construed in accordance with laws of the State of Delaware.

         IN WITNESS WHEREOF, this Recourse Note has been duly executed and delivered to the Company by the Borrower on the date first above written.


                                            BORROWER


                                            /s/ Thomas M. Donnelly
                                            ----------------------------
                                            Thomas M. Donnelly

                                                                 Exhibit 31


     Certification of Principal Executive Officer and Principal Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities
Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002



I, Thomas M. Donnelly, certify that:

1. I have reviewed this annual report on Form 10-K/A of Net Perceptions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  January 22, 2004

                                           /s/ Thomas M. Donnelly
                                           -----------------------------------
                                               Thomas M. Donnelly
                                               President and Chief Financial
                                               Officer

                                 EXHIBIT INDEX

  Exhibit
  Number                                Description
                 --------------------------------------------------------------
    3.1(a)       Amended and Restated Certificate of Incorporation(1).
    3.1(b)       Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation(2).
    3.2          Amended and Restated Bylaws as amended through April 18,
                 2001(4).
    4.1          Amended and Restated Investor Rights Agreement, dated
                 December 18, 1997, among Net Perceptions, Inc. and the
                 investors and founders named therein, as amended (1).
    4.2          Specimen common stock certificate (1).
    4.3          Specimen common stock certificate (including Rights Agreement
                 Legend) (5).
    4.4          Rights Agreement between Net Perceptions, Inc. and Wells
                 Fargo Bank Minnesota, as Rights Agent (6).
    4.5          Form of Certificate of Designation of Series A Junior
                 Participating Preferred Stock (attached as Exhibit A to the
                 Rights Agreement filed as Exhibit 4.4 hereto) (6).
    4.6          Form of Rights Certificate (attached as Exhibit B to the
                 Rights Agreement filed as Exhibit 4.4 hereto) (6).
    10.1*        Form of  Indemnification  Agreement entered into between Net
                 Perceptions,  Inc. and its directors and officers (1).
    10.2*        1996 Stock Plan (1).
    10.3*        1999 Equity Incentive Plan (1).
    10.4*        Amended and Restated 1999 Non-Employee Director Option Plan, as
                 amended through April 2, 2001 (4).
    10.5*        Employee Stock Purchase Plan (1)
    10.6*        Knowledge Discovery One, Inc. 1996 Stock Option/Stock Issuance
                 Plan (7).
    10.7         Office Lease Agreement between DRF Holding LLC and Net
                 Perceptions, Inc. dated April 5, 2000 (8).
    10.8*        2000 Stock Plan (3).
    10.9*        Change in Control Severance Plan and Summary Plan
                 Description (1).
    10.10*       Employment Agreement, dated as of May 24, 2001, between Net
                 Perceptions, Inc. and Donald C. Peterson (5).
    10.11*       Severance Agreement, dated as of November 9, 2001, between
                 Net Perceptions, Inc. and Thomas M. Donnelly(9).
    10.12+       Full Recourse Secured Promissory Note and Security Agreement,
                 dated December 7, 2000, entered into by Thomas M. Donnelly in favor of Net Perceptions, Inc.
    21.1         List of Subsidiaries(9).
    31+          Certification of Principal Executive Officer and Principal
                 Financial Officer Required by Rule 13a-14(a) or Rule
                 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------
+        Filed hereweith.
*        Represents a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

(2) Incorporated by reference to Net Perceptions' Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002 (File No. 000-25781) filed with the Commission on March 26, 2003.

(3) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000 (File No. 000-25781).

(4) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File No. 000-25781).

(5) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File No. 000-25781).

(6) Incorporated by reference to Net Perceptions' Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(7) Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-31230).

(8) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000 (File No. 000-25781).

(9) Incorporated by reference to Net Perceptions' Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001 (File No. 000-25781).