Form 10-K
period 2003-12-31
NET PERCEPTIONS INC
filed 2004-04-13
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-25781

NET PERCEPTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1844584
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

7700 France Avenue South, Edina, Minnesota	55435
(Address of Principal Executive Offices)	(Zip Code)

(952) 842-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of class)

Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s Common Stock, par value $0.0001 per share, reported on the Nasdaq National Market on June 30, 2003 was $40,976,733.

As of March 31, 2004, there were outstanding 28,270,918 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) contains forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Annual Report on Form 10-K (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Events and actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in Item 7 of this report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) under the heading “CERTAIN RISK FACTORS” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

     References in this Annual Report on Form 10-K to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”), prior to its merger with and into the Company on September 9, 2003.

PART I

ITEM 1. BUSINESS

Summary

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

     We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2003, we had an accumulated deficit of $222 million. Our net loss was $5.3 million for the twelve months ended December 31, 2003, compared to a net loss of $16.7 million in the same period of the prior year. These losses resulted from costs incurred in the development and marketing of our products and services, significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company and responding to an unsolicited exchange offer by Obsidian Enterprises, Inc. which has since been withdrawn, as well as a decline in our revenues since the third quarter of 2000.

     On October 21, 2003, the Company announced that our board of directors had unanimously approved a Plan of Complete Liquidation and Dissolution, referred to as the plan of liquidation. The plan of liquidation was submitted to the Company’s stockholders for approval and adoption at a special meeting of stockholders originally scheduled for March 12, 2004, which was adjourned and was reconvened on March 23, 2004. At the reconvened special meeting, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of a majority of the total number of shares of common stock outstanding as of the record date for the special meeting required to approve the proposal.

     We have now substantially curtailed our operations. We anticipate that our board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term in the best interest of all stockholders. These could include, among other actions or transactions, further sales or licenses of assets, an acquisition of or investment in the Company or other extraordinary transaction, adopting a new plan of complete liquidation and dissolution and seeking stockholder approval therefor, and/or changes in the composition of our board of directors.

Background

     We developed and marketed software solutions designed to enable our customers to interact more intelligently with their customers. Our solutions integrated and analyzed information about customers, products and transaction activity to generate specific actions our customers could take to improve their marketing, selling, and merchandising effectiveness. We combined our software products with industry expertise and professional services to create industry-specific solutions that were designed to integrate with and add value to existing custom or purchased systems, including customer relationship management, or CRM, systems and processes.

     Our software solutions extracted data from our customers’ existing business applications, including electronic commerce, call center, campaign management, merchandise management, enterprise resource planning and point-of-sale systems. Sophisticated and proprietary analytical and reporting techniques then generated intelligence about customers and products that could be inserted into operational processes and systems to drive actions such as cross-selling and up-selling or personalized promotions. Our software solutions were particularly well suited to environments with large numbers of customers, a large product assortment and large quantities of transaction data.

     We sold and marketed our solutions primarily through a direct sales force. We licensed our products under various pricing plans, such as per user, per CPU, per site and per enterprise. We generally granted licenses on a perpetual basis. License fees for our products ranged from $50,000 to in excess of $1.0 million. We provided product maintenance pursuant to service agreements, the pricing of which was typically based on a percentage of the related product license fee and was generally paid in advance. Professional service fees for business consulting, implementation support, data processing and educational services were generally priced on a time and materials basis.

     In February 2000, we completed our acquisition of Knowledge Discovery One, Inc., or KD1, an Austin, Texas-based private company which supplied advanced data analysis solutions for retailers, pursuant to a stock-for-stock merger whereby KD1 became our wholly owned subsidiary. On September 9, 2003, KD1 was merged with and into the Company and its separate existence ceased.

     Following our acquisition of KD1, we experienced two quarters of increasing revenue and thus continued to expand our sales force and other personnel. However, commencing in the third quarter of 2000, the market for our products deteriorated precipitously as Internet retailers, our principal customers, substantially reduced their spending for our products. Accordingly, we experienced declining revenues and increased net losses.

     We began 2001 with approximately 315 employees. In 2001, we instituted two separate restructuring plans to better align our cost structure with our business outlook and general economic conditions and, in particular, the continuing deterioration in the financial condition of Internet retailers. During 2001, we reduced our workforce by 169 positions, and recorded total charges of $15.6 million to reorganize the Company and exit certain facilities in various United States and international locations. However, our revenues continued to erode as the market for our products continued to decline due to the continued weakness of the technology industry and Internet-based companies generally, and as the software market began to consolidate, with customers increasingly purchasing software solutions from fewer independent vendors. In April 2001, we retained J.P. Morgan Securities, Inc. as our financial advisor to explore strategic alternatives and solicit proposals from parties with an interest in pursuing a business combination with us. This activity did not result in a strategic transaction on acceptable terms. In June 2001, Steven Snyder resigned as president and chief executive officer and Donald Peterson became our president and chief executive officer.

     In the first quarter of 2002, in light of our continued declining revenues and net losses, the continued weakness of the technology industry and Internet-based companies and our deteriorating prospects as a small public company as industry consolidation continued, we further reduced our workforce by 15 positions, and recorded $367,000 in related employee termination costs. In June 2002, we reduced our workforce by an additional 18 positions, and recorded an additional $401,000 charge. As of December 31, 2002, we had 52 employees.

     In January 2003, we closed satellite offices in San Francisco, California, London, England and Austin, Texas, and reduced headcount by 22 positions. In August 2003, we reduced headcount by an additional 12 positions, including Donald Peterson, then our president and chief executive officer. At December 31, 2003, we had nine full-time employees, and had, and currently have, only limited business operations. As of April 13, 2004, we have two employees, both of whom are executive officers.

     While we expect to continue to service our existing customers, principally through external contractors, and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer actively marketing our products and have not retained any employees to do so. We expect that the size of our customer base will decline and we do not expect that future product or service revenues, if any, will be significant. We anticipate that our operating expenses will continue to decline in 2004, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. We do not expect to generate an operating profit for 2004 or the foreseeable future.

Developments Relating to Possible Strategic Transactions and the Plan of Liquidation

     In February 2003, in response to continued uncertainties in the marketplace and the difficulties we were likely to continue facing as a relatively small public company, we engaged U.S. Bancorp Piper Jaffray, Inc., or Piper Jaffray, to act as our financial advisor in connection with the potential sale of the Company. From March 2003 through October 2003, the Company pursued discussions with a number of companies regarding possible transactions and compared potential transactions to each other as well as to an orderly liquidation of the Company.

     In August 2003, our board of directors determined that, in light of the Company’s extensive, but unsuccessful, efforts to achieve for stockholders a transaction with a third party that would provide certainty of closing and the maximum value reasonably available in the near term, and the fact that the downsizing and limited operations of the Company meant that the Company would not require a significant portion of its current cash and short-term investments to continue to operate, it was appropriate and in the best interests of the Company’s stockholders to provide immediate value and liquidity to the Company’s stockholders through a cash distribution. Accordingly, the board (i) authorized and directed management to effect a reduction in the Company’s workforce to approximately 10 employees, which was determined to be the minimum number necessary at that time to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs; (ii) determined that in the near term management should continue to operate the Company’s business on this scaled-back basis, and that it should seek to settle or otherwise resolve, as soon and to the extent reasonably practicable, its existing obligations and liabilities, while continuing to explore asset sale transactions or the sale of the Company in its entirety, with a view to resolving the Company’s future and providing maximum additional value to our stockholders; and (iii) declared a cash distribution of $1.50 per share, or an aggregate of approximately $42.2 million. This cash distribution was made on September 2, 2003 to stockholders of record as of August 18, 2003.

     In September 2003, we announced that we had settled our remaining obligations under our leases for our office facilities in Edina, Minnesota, Roseland, New Jersey and Austin, Texas for an aggregate cash payment of approximately $5.4 million, which cancelled approximately $21.7 million of the gross obligation, and approximately $9.6 million of the obligations net of anticipated sublease income, under such leases when measured from June 30, 2003.

     In October 2003, the board of directors met to consider the Company’s alternatives, including adopting a plan of liquidation. It was determined that none of the available strategic transaction proposals appeared to be more favorable than liquidation, and thus on October 21, 2003 the board unanimously adopted the plan of liquidation and resolved to submit it to stockholders for approval and recommend that stockholders vote in favor of the plan of liquidation.

     Following adoption by the board of directors of the plan of liquidation, the Company continued to receive, and the board of directors reviewed and carefully considered, various proposals to acquire the Company. On December 30, 2003, we entered into a patent purchase agreement with Thalveg Data Flow LLC, or Thalveg, to sell to Thalveg our patent portfolio for $1.8 million in cash. The agreement included a royalty-free license back to the Company under the transferred patents, patent licenses and pending patent applications, and provided that the closing thereunder was subject to stockholder approval thereof as part of the plan of liquidation or otherwise. We also granted to a software company a non-exclusive source code license to a portion of our intellectual property for cash payments of $325,000. Under the license agreement, we will also provide certain consulting services to the licensee for additional cash payments of $75,000. On December 30, 2003, the board of directors also determined that, in the absence of a definitive agreement to acquire the Company on terms which the board believed would provide substantial transaction certainty and higher realizable value to stockholders than liquidation and dissolution in accordance with the plan of liquidation, we should proceed with the plan of liquidation. Accordingly, the board reaffirmed the plan of liquidation and its recommendation that stockholders vote in favor of the plan.

     In light of the continuing interest expressed by various parties in a possible acquisition of the Company, on January 9, 2004, we publicly announced procedures for the submission of best and final acquisition proposals. Our board of directors carefully considered and reviewed various proposals that were submitted in response to this announcement and determined that implementation of the plan of liquidation, rather than pursuing and entering into any of such transactions, was the course most likely to obtain the highest value reasonably available to stockholders. Accordingly, the board authorized the Company to continue to proceed expeditiously to seek stockholder approval of, and implement, the plan of liquidation.

Recent Events

     At a special meeting of the Company’s stockholders held on March 12, 2004, which was reconvened on March 23, 2004, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of a majority of the total number of shares of common stock outstanding as of the record date for the special meeting required to approve the proposal.

     As noted above, by the terms of the patent purchase agreement with Thalveg, the closing thereunder was conditioned on stockholder approval thereof, as part of the plan of liquidation or otherwise, and thus the failure of the plan of liquidation to obtain stockholder approval resulted in this closing condition remaining unsatisfied. Accordingly, following the vote at the reconvened special meeting on March 23, 2004, we and Thalveg entered into discussions regarding amending the patent purchase agreement to remove this closing condition and completing the transaction. In the course of these discussions, Thalveg indicated to us that it was prepared to execute an amendment removing this condition if we agreed to close by March 31, 2004, and that if we would not agree to close by that time, Thalveg would require that the escrow of half of the purchase price be terminated and its deposit returned. At a meeting on March 30, 2004, after considering the value to the Company of the Thalveg transaction and the risks to the Company of losing the benefit of this transaction, the impact of closing the Thalveg transaction on possible actions or transactions the Company might seek to pursue as a result of the plan of liquidation not receiving the required stockholder approval, and other relevant factors, the board concluded that it was in the best interest of our stockholders to execute the amendment to the Thalveg agreement and promptly close the transaction. On March 31, 2004, we and Thalveg executed the amendment to the Thalveg agreement and completed the sale of the patent portfolio to Thalveg for $1.8 million. Under the agreement, we received a royalty-free license back under the transferred patents, patent licenses and pending patent applications. This license is transferable, subject to certain restrictions applicable to the transferee relating to revenues which can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software products. In addition, on March 31, 2004, we announced that we had granted to a software company a non-exclusive source code license to a portion of our intellectual property and sold certain technology related to a product discontinued in 2002. The aggregate consideration for this sale and license was $325,000.

     On April 1, 2004, we entered into an agreement with Tornago, Inc., or Tornago, a corporation formed by three non-officer former employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represents approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. Under the agreement, we will receive a 15% royalty on any follow-on services sold by Tornago through April 1, 2006.

     In connection with the agreement with Tornago, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and will pay severance to these employees in accordance with existing agreements.

     We anticipate that our board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term in the best interest of all stockholders. These could include, among other actions or transactions, further sales or licenses of assets, an acquisition of or investment in the Company or other extraordinary transaction, adopting a new plan of complete liquidation and dissolution and seeking stockholder approval therefor and/or changes in the composition of our board of directors.

Products

     We have one principal product, NetP™ 7, which is comprised of two principal components, Intelligence Manager™, the analytical hub, and Channel Injectors™, which deliver the analytical results of Intelligence Manager into multiple operational systems that our customers use. NetP 7 enables multi-channel retailers, distributors and manufacturers to harness the power of predictive analytics to convert customer, product and transaction data into actionable insight companies can use to generate higher sales, increased revenues and improved customer loyalty. The following figure is a graphical representation of our NetP 7 product suite.

     Intelligence Manager, the core of NetP 7, includes sophisticated analytics to aggregate and analyze data about customers, products and transactions to generate actionable sales and marketing intelligence, while Channel Injectors automatically inject that intelligence in real time at various points of customer interaction. Intelligence Manager allows companies to create and manage highly personalized campaigns in in-bound, interactive selling situations, such as Web sites and inbound customer contact centers, as well as outbound selling situations, such as email and outbound telemarketing. Intelligence Manager integrates with a company’s existing infrastructure to deliver these campaigns in real time. Companies can use Intelligence Manager to increase the likelihood that the products they market to customers will be products the customer will value. Intelligence Manager utilizes advanced one-to-one recommendation technology combined with business rules to produce product offerings targeted directly to individual customers. It provides marketers with the ability to create unique marketing strategies for different groups of customers, interact with those customers on an individualized basis, and closely track the impact that different strategies are having on sales and profit by customer segment, product group and promotional effort. Intelligence Manager makes it possible for marketers to rapidly modify their marketing strategy and deploy new marketing campaigns.

     NetP 7‘s Channel Injectors automatically deliver the output of Intelligence Manager, such as real time product recommendations, targeted customer lists, and other forms of sales intelligence, directly into the selling process. Channel Injectors can be utilized at many customer touch points - inbound and outbound telesales, field sales, Internet, e-mail and direct mail channels as represented by the following channel specific modules:

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

     NetP 7 is an installed software solution that is the culmination of our history of product recommendation systems for assisted marketing. Predecessor products include Personalization Manager, Insight Manager, Distribution Analyst, Net Perceptions for E-Commerce, Net Perceptions for Call Centers, Net Perceptions for Marketing Campaigns, and the Net Perceptions Recommendation Engine. NetP 7 (or its predecessor products) has accounted for a substantial majority of all historical company revenue since inception.

Intellectual Property and Other Proprietary Rights

     We rely on a combination of trademark, copyright, patent and trade secret laws to protect our rights in our technology. We have licensed our software and required our customers to enter into license agreements, which impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to the source code for our software.

     As of December 31, 2003, we had four pending United States patent applications and four issued United States patents, as well as exclusive license rights to three issued United States patents from the University of Minnesota. These patents have expiration dates from 2016 through 2019. As described above, on March 31, 2004, we sold our patent portfolio of pending and issued patents to Thalveg for $1.8 million in cash. The patent purchase agreement includes a royalty-free, non-exclusive license back to us of the transferred patents, patent licenses and pending patent applications.

     We own a number of trademarks. These include “Net Perceptions” and “NetP.” The “Net Perceptions” mark is federally registered for a term of ten years.

Employees

     As of December 31, 2003, we had nine full-time employees. As described above under “Recent Events”, on April 1, 2004, we entered into an agreement with Tornago to fulfill existing prepaid customer obligations. In connection with this agreement, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and will pay severance to these employees in accordance with existing agreements. As of April 13, 2004, we have two employees, both of whom are executive officers. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Financial Information About Geographic Areas

     For certain geographic financial information, see Note 13 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

     On September 12, 2003, we announced that we had entered into lease termination agreements for our office facilities located in Edina, Minnesota, Roseland, New Jersey and Austin, Texas. Net Perceptions’ current activities are conducted in 1,500 square feet of leased space in Edina, Minnesota pursuant to a month-to-month lease. The Company remains obligated under one office lease for its vacated San Francisco, California location which expires in August 2004. The majority of this space is sublet and the Company is seeking to sublease the remaining vacant portion. The Company believes that its current facilities are suitable and adequate for its present and anticipated near-term needs.

ITEM 3. LEGAL PROCEEDINGS

     Initial and Follow-On Public Offering Securities Litigation

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 and December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion.

     A special committee of our board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

     We believe that the allegations against the Company are without merit. However, we are unable to predict the outcome or ultimate effect of this litigation.

     Blakstad Litigation

     On October 29, 2003, a purported class action lawsuit was filed against the Company, its current directors and unnamed defendants in the District Court, Fourth Judicial District, of the State of Minnesota, County of Hennepin captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated, vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and Does 1-25, inclusive, File No. 03-17820. The complaint alleged, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and sought to enjoin the proposed liquidation of the Company and to recover reasonable attorneys’ and experts’ fees.

     On November 24, 2003, defendants filed a motion to dismiss the lawsuit, and, by order dated March 8, 2004, the court dismissed the plaintiff’s complaint with prejudice. By letter dated March 9, 2004, the plaintiff requested the court’s permission to file a motion to reconsider the decision dismissing the complaint with prejudice. On March 18, 2004, the court denied plaintiff’s request. On April 9, 2004, defendants filed a notice of appeal with the Court of Appeals of the State of Minnesota.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has been quoted on the NASDAQ National Market under the symbol “NETP” since April 23, 1999. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	Price Range of
	Common Stock
	High	Low
2003
First Quarter	1.56	1.22
Second Quarter	1.68	1.41
Third Quarter(1)	1.88	.36
Fourth Quarter(1)	.51	.32
2002
First Quarter	2.28	1.32
Second Quarter	1.63	1.02
Third Quarter	1.19	.76
Fourth Quarter	1.47	.78

(1)	See discussion below regarding a $1.50 per share cash distribution paid to stockholders on September 2, 2003, which impacted stock prices in the third and fourth quarters of 2003

     As of March 31, 2004, there were 235 stockholders of record registered with our transfer agent, Wells Fargo Bank Minnesota, N.A. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

     As described in Item 1 under “Developments Relating to Possible Strategic Transactions and the Plan of Liquidation”, on September 2, 2003 we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share, or an aggregate of approximately $42.2 million. Other than this special distribution, we have not declared or paid any cash dividends on our capital stock since our inception. Our board of directors will determine future dividends, if any, based upon our financial condition, results of operations, capital requirements, general business condition and other factors that the board deems relevant. Stockholders should not expect to receive any future dividend payments.

     On October 15, 2003, the Nasdaq Stock Market notified us by letter that we had failed to maintain the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market and that, if compliance with this requirement could not be demonstrated by April 12, 2004, we would be notified that our common stock would be delisted from the Nasdaq National Market. Nasdaq subsequently informed us that any such delisting notification will be deferred until after Nasdaq completes its review of our application to transfer to the Nasdaq SmallCap Market referred to below. Since September 2, 2003, the payment date for the special cash distribution to our stockholders of $1.50 per share, our common stock has not closed at a price exceeding $0.54 per share, and we do not expect to be able to meet the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq National Market. We may also be delisted if we fail to meet Nasdaq National Market’s other quantitative listing requirements or its qualitative standards. On April 5, 2004, we submitted an application to the Nasdaq Stock Market to transfer to the Nasdaq SmallCap Market. If our common stock is accepted for listing on the Nasdaq SmallCap Market, we will have until approximately October 10, 2004 to demonstrate compliance with the $1.00 minimum bid price requirement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     In the tables below we provide you with selected historical financial data of Net Perceptions, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for each of the years in the periods ended December 31, 2003, 2002, and 2001, and the balance sheet data at December 31, 2003 and 2002, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000, and 1999 are derived from audited financial statements not included in this report, and have been reclassified to conform with current period presentation relating to reimbursable expenses that were previously recorded net to cost of revenue.

FIVE YEAR CONSOLIDATED FINANCIAL DATA(1)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Product	$962	$1,703	$2,979	$25,087	$11,408
Service and maintenance	1,622	3,541	7,535	12,342	3,922

Total revenues	2,584	5,244	10,514	37,429	15,330

Cost of revenues:
Product	12	292	943	1,807	286
Service and maintenance	755	2,101	5,143	11,532	2,936

Total cost of revenues	767	2,393	6,086	13,339	3,222

Gross margin	1,817	2,851	4,428	24,090	12,108

Operating expenses:
Sales and marketing	1,347	4,550	15,215	25,589	12,883
Research and development	2,112	5,933	10,572	19,354	8,625
General and administrative	2,261	2,819	6,198	11,146	4,005
Lease abandonment expense	—	—	225	1,250	—
Restructuring related charges and impairments(2)	2,251	768	15,551	—	—
Amortization of intangibles	—	110	9,650	25,394	—
Impairment of goodwill and other intangibles(3)	—	6,546	75,298	—	—

Total operating expenses	7,971	20,726	132,709	82,733	25,513

Loss from operations	(6,154)	(17,875)	(128,281)	(58,643)	(13,405)
Other income, net	861	1,141	4,483	5,096	1,366

Net loss	$(5,293)	$(16,734)	$(123,798)	$(53,547)	$(12,039)

Basic and diluted net loss per share	$(0.19)	$(0.61)	$(4.59)	$(2.12)	$(0.78)

Shares used in computing basic and diluted net loss per share	27,683	27,216	26,951	25,209	15,402

Cash distributions paid (4)	$1.50	—	—	—	—
Balance Sheet Data
Cash, cash equivalents and short-term investments	$11,932	$62,959	$73,605	$68,880	$36,854
Working capital	11,600	57,031	64,321	66,364	37,372
Total assets	12,803	65,796	88,878	211,834	58,748
Long-term liabilities, net of current portion	—	510	577	1,951	707
Total stockholders’ equity	11,635	58,342	75,407	198,518	48,388

(1)	The selected consolidated financial data for the years ended December 31, 2003, 2002, 2001 and 2000 include the effects of the acquisition of KD1 in February 2000, which was accounted for under the purchase method of accounting. See Note 4 to the Consolidated Financial Statements.

(2)	In 2001, we incurred a restructuring related charge of $15.6 million, consisting of charges relating to facility consolidation and employee terminations, losses and estimated losses on the disposal of assets and other restructuring related charges. In 2002, we incurred a restructuring related charge of $768,000 consisting primarily of charges relating to employee terminations. In 2003, we incurred a restructuring related charge of $2.3 million, consisting of charges relating to facility consolidation, lease terminations and employee terminations. See Note 6 to the Consolidated Financial Statements.

(3)	At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. At December 31, 2002, we performed an additional impairment assessment of the remaining goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value. See Note 4 to the Consolidated Financial Statements.

(4)	On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share. See Note 9 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and 9 as of December 31, 2003. As of April 13, 2004, the Company has two employees, both of whom are executive officers.

     We have sustained losses on a quarterly and annual basis since inception. As of December 31, 2003, we had an accumulated deficit of $222 million. Our net loss was $5.3 million for the twelve months ended December 31, 2003, compared to a net loss of $16.7 million in the same period of the prior year. These losses resulted from costs incurred in the development and marketing of our products and services, significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

     In February 2003, we engaged Piper Jaffray to act as our financial advisor in connection with the potential sale of the Company. On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share or a total of approximately $42.2 million, which was reflected as a reduction to additional paid-in capital. We also reduced our workforce by 12 positions to 10 full-time employees. In addition, as a result of the cash distribution paid on September 2, 2003, our board of directors approved an adjustment to our outstanding options to take effect on the close of business on September 3, 2003. The adjustment was to in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. In accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation and interpretation of APB No. 25,” there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to stockholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change and the ratio of the exercise price per share to the market value per share was not reduced.

     On October 21, 2003, we announced that our board of directors had unanimously approved a Plan of Complete Liquidation and Dissolution, referred to as the plan of liquidation. The plan of liquidation was submitted to the Company’s stockholders for approval and adoption at a special meeting of stockholders originally scheduled for March 12, 2004, which was adjourned and was reconvened on March 23, 2004. At the reconvened special meeting, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of a majority of the 28,145,338 shares of common stock outstanding as of the record date for the special meeting required to approve the proposal. Of the 15,773,134 shares represented in person or by proxy at the reconvened special meeting, 13,810,233 shares voted in favor of the proposal, 1,925,694 shares voted against and 37,207 shares abstained.

     On March 31, 2004, we and Thalveg executed an amendment to the patent purchase agreement which had been entered into on December 30, 2003, and we completed the sale of our patent portfolio provided for therein for a purchase price of $1.8 million in cash. The patent purchase agreement, as amended, includes a royalty-free, non-exclusive license back to us. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software products. In addition, on March 31, 2004 we announced that we had granted to a software company a non-exclusive source code license to a portion of the Company’s had intellectual property and sold certain technology related to a product discontinued in 2002. The aggregate consideration for this sale and license was $325,000.

     On April 1, 2004, we entered into an agreement with Tornago, Inc., or Tornago, a corporation formed by three non-officer former employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represents approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company will continue to recognize the deferred revenue as earned and the $60,000 will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. Under the agreement, we will receive a 15% royalty on any follow-on services sold by Tornago through April 1, 2006.

     In connection with the agreement with Tornago, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and will pay severance to these employees in accordance with existing agreements. As of April 13, 2004, the Company has two employees, both of whom are executive officers.

     While we expect to continue to service our existing customers through Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer actively marketing or directly supporting our products and have not retained any employees to do so. We expect that the size of our customer base will decline and we do not expect that future product or service revenues, if any, will be significant. We anticipate that our operating expenses will continue to decline in 2004, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. While we expect to report a net profit for the first quarter of 2004 due to the Thalveg transaction, we do not expect to generate an operating profit for 2004 or the foreseeable future.

     We anticipate that our board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term in the best interest of all stockholders. These could include, among other actions or transactions, further sales or licenses of assets, an acquisition of or investment in the Company or other extraordinary transaction, adopting a new plan of complete liquidation and dissolution and seeking shareholder approval therefor, and/or changes in the composition of our board of directors.

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

     We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements. Events occurring subsequent to the preparation of the consolidated financial statements, such as those described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” may cause us to re-evaluate these policies.

     Revenue Recognition. Our revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning, implementation and testing, consulting, and ongoing customer support.

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

     The most significant judgments for revenue recognition typically involve whether there are any significant uncertainties regarding customer acceptance and whether collectibility can be considered probable. In addition, our transactions often consist of multiple element arrangements that must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

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

     Litigation. We have not recorded an estimated liability related to the pending class action lawsuit in which we are named. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and make or revise our estimate(s) accordingly, which could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     The following table sets forth certain items in our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product	37%	32%	28%
Service and maintenance	63	68	72

Total revenues	100	100	100
Cost of revenues:
Product	1	6	9
Service and maintenance	29	40	49

Total cost of revenues	30	46	58
Gross margin	70	54	42
Operating expenses:
Sales and marketing	52	87	145
Research and development	82	113	101
General and administrative	87	54	58

	Year Ended December 31,
	2003	2002	2001
Lease abandonment expense	—	—	2
Restructuring related charges and impairments	87	14	148
Amortization of intangibles	—	2	92
Impairment of goodwill and other intangibles.	—	125	716

Total operating expenses	308	395	1,262

Loss from operations	(238)	(341)	(1,220)

Other income, net	33	22	43

Net loss	(205)%	(319)%	(1,177)%

REVENUES

     Total revenues. Total revenues decreased 51% to $2.6 million for the year ended December 31, 2003, from $5.2 million in 2002. Revenues declined 50% in 2002 from $10.5 million in 2001. Revenues from sales in the United States were $2.3 million in 2003 compared to $4.5 million in 2002 and $8.5 million in 2001 representing 89%, 86% and 80% of total revenues respectively. Revenues from international sales in 2003 were $284,000, or 11% of total revenues, compared to $719,000, or 14% of total revenues, in 2002 and $2.0 million, or 20% of total revenues, in 2001. As a result of the downsizing of our business and operations, we no longer maintain a direct sales force. International sales have generally been denominated in United States dollars.

     As described in this Item 7 under “Overview”, we are no longer actively marketing our products, and we do not expect that future product or service revenues, if any, will be significant.

     Product revenues. Product revenues decreased 44% to $962,000 for the year ended December 31, 2003, compared to $1.7 million for the year ended December 31, 2002. Product revenues declined 43% in 2002 from $3.0 million in 2001. Product revenues comprised 37% of total revenues for 2003 compared to 32% and 28% for 2002 and 2001 respectively. The decrease in product revenues in absolute dollars is attributable in part to increased deferral of purchase decisions by our then current and potential customers due to economic conditions, concerns about our ability to support products in the future, elections to utilize alternatives to our products and reduced selling activities. We expect limited product revenues for the foreseeable future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Our professional service revenues include business consulting, implementation support, and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 54% to $1.6 million for the year ended December 31, 2003 from $3.5 million for the year ended December 31, 2002. Service and maintenance revenues decreased 53% in 2002 from $7.5 million in 2001. Service and maintenance revenues comprised 63%, 68% and 72% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in service and maintenance revenues in absolute dollars reflected lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, as well as customer perceptions about our ability to support our products in the future. As described in this Item 7 under “Overview”, we entered into an agreement on April 1, 2004 with Tornago, Inc. to fulfill our existing prepaid customer support obligations. We do not anticipate entering into additional service and maintenance agreements with customers. Therefore, we expect service and maintenance revenues to continue to decline in 2004.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. Cost of product revenues decreased 96% to $12,000 for the year ended December 31, 2003 from $292,000 for the year ended December 31, 2002. Cost of product revenue decreased 69% in 2002 from $943,000 million in 2001. Cost of product revenue in 2003, 2002 and 2001 represented 1%, 17% and 32% of the product revenues, respectively. The decrease in cost of product revenues in absolute dollars is due to lower royalties payable to third parties and no amortization expense related to intangible assets in the first nine months of 2003. Since all internal development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenues includes no amortization of capitalized software development costs. We do not expect any future costs of product revenues to be significant.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 64% to $755,000 for the year ended December 31, 2003 from $2.1 million for the year ended December 31, 2002. Cost of service and maintenance revenue decreased 59% in 2002 from $5.1 million in 2001. Cost of service and maintenance revenue in 2003, 2002 and 2001 represented 47%, 59% and 68% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts and significantly decreased use of third-party consultants to staff consulting engagements. Due to the further headcount reductions undertaken in August 2003 and thereafter, and, as described above in this Item 7 under “Overview”, because we entered into a contract with Tornago to fulfill certain prepaid support obligations and in connection therewith terminated the employment of the remaining members of our engineering staff, we expect that our cost of service and maintenance revenues will decrease in 2004.

OPERATING EXPENSES

     In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. On August 6, 2003, we reduced our workforce by an additional 12 employees. At December 31, 2003 we had 9 full-time employees, which was determined to be the minimum number necessary at that time to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs. As described in this Item 7 under “Overview”, we are no longer actively marketing our products and do not expect to incur significant operating expenses in 2004 relating to sales and marketing. Also as described above in this Item 7 under “Overview”, at a reconvened special meeting of the Company’s stockholders held on March 23, 2004, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of a majority of the total number of shares outstanding as of the record date for the special meeting required to approve the proposal. We anticipate that our board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term in the best interest of all stockholders. These could include, among other actions or transactions, further sales or licenses of assets, an acquisition of or investment in the Company or other extraordinary transaction, adopting a new plan of complete liquidation and dissolution and seeking stockholder approval therefor, and/or changes in the composition of our board of directors. We anticipate that this ongoing review and consideration may entail significant expenses, consisting principally of professional fees and expenses.

     Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 70% to $1.3 million for the year ended December 31, 2003 compared to $4.6 million recorded for the year ended December 31, 2002. Sales and marketing expenses decreased 70% in 2002 compared to $15.2 million in 2001. Sales and marketing expenses were 52%, 87% and 145% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer actively market our products. We expect sales and marketing expenses will be minimal, if any, in 2004.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 64% to $2.1 million for the year ended December 31, 2003 compared to $5.9 million for the year ended December 31, 2002. Research and development expenses decreased 44% in 2002 compared to $10.6 million in 2001. Research and development expenses were 82%, 113 % and 101% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts. As described above in this Item 7 under “Overview”, we terminated the employment of the remaining members of our engineering staff effective March 31, 2004. We expect to incur no further research and development expenses after that date.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses decreased 20% to $2.2 million for the year ended December 31, 2003 compared to $2.8 million for the year ended December 31, 2002. General and administrative expenses decreased 55% in 2002 compared to $6.2 million in 2001. General and administrative expenses were 87%, 54% and 58% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars during the year ended December 31, 2003 was primarily due to headcount reductions as part of our restructuring efforts, offset by increased professional fees associated with the settlement or other resolution of our existing obligations and liabilities, our continued exploration of asset dispositions, and our continued consideration and evaluation of strategic alternatives. Although we expect personnel-related and other general and administrative expenses to decline in 2004, continued high levels of outside professional fees, and other costs, such as directors and officers liability insurance, associated with continuing as a public reporting company, may offset any such decrease.

     Restructuring related charges and impairments. During 2003, 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and 2001, respectively. These amounts represented 87%, 14% and 148% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Substantially all restructuring related charges had been paid as of December 31, 2003.

     Amortization of intangibles. Amortization expense was $0 for the year ended December 31, 2003. This is compared to $257,000 and $10.1 million (including $147,000 and $443,000 of amortization and goodwill and other intangibles included in cost of product revenues) for the years ended December 31, 2002 and 2001 respectively. These amounts represented 0%, 5% and 96% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Total amortization is expected to be $0 during 2004 due to the $6.5 million impairment charge recorded in the fourth quarter of 2002 to reduce goodwill and other intangible assets to zero value.

     Other income, net. Other income, net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expense. Net other income decreased 25% in 2003 to $861,000 from $1.1 million in 2002. Net other income decreased 75% in 2002 compared to $4.5 million in 2001. The decrease in net other income for the year ended December 31, 2003 compared to the same period in 2002 was primarily due to lower cash and investment balances as a result of the special cash distribution to stockholders on September 2, 2003 and lower interest rates. The decrease in net other income for 2002 compared to 2001 was attributable to a decrease in interest income earned and the $1.6 million loss on investment resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom, offset against $200,000 received as a result of a related dispute settlement.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses for all periods from inception through December 31, 2003. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $119 million and research and development credit carry-forwards of approximately $151,000 at December 31, 2003. The net operating loss and research and development credit carry-forwards expire in 2011 through 2023 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Further, if our historic business were not substantially continued for two years after a Section 382 change in ownership, the full amount of carry-forwards would be eliminated. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

     The following table sets forth quarterly unaudited financial data for 2003 and 2002, as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	2003	2003	2003	2003	2002	2002	2002	2002
	(Amounts in thousands, except per share amounts)
	(Unaudited)
Results of Operations:
Revenues:
Product	$386	$95	$343	$138	$145	$613	$902	$43
Service and maintenance	231	343	570	478	748	999	697	1,097

Total revenues	617	438	913	616	893	1,612	1,599	1,140

Cost of revenues:
Product	4	—	8	—	38	68	63	123
Service and maintenance	120	164	255	216	319	473	539	770

Total cost of revenues	124	164	263	216	357	541	602	893

Gross margin	493	274	650	400	536	1,071	997	247

Operating expenses:
Sales and marketing	3	157	481	706	940	753	1,376	1,481
Research and development	496	427	524	665	1,136	1,213	1,624	1,960
General and administrative	981	568	276	436	628	514	935	742
Lease abandonment expense	—	—	—	—	—	—	—	—
Restructuring related charges and impairments	—	1,051	—	1,200	—	—	401	367
Amortization of intangibles	—	—	—	—	27	28	27	28
Impairment of goodwill and other intangibles	—	—	—	—	6,546	—	—	—

Total operating expenses	1,480	2,203	1,281	3,007	9,277	2,508	4,363	4,578

Loss from operations	(987)	(1,929)	(631)	(2,607)	(8,741)	(1,437)	(3,366)	(4,331)
Other income (expense), net	22	216	415	208	443	811	(972)	859

Net loss	$(965)	$(1,713)	$(216)	$(2,399)	$(8,298)	$(626)	$(4,338)	$(3,472)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.01)	$(0.09)	$(0.30)	$(0.02)	$(0.16)	$(0.13)

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	2003	2003	2003	2003	2002	2002	2002	2002
	(Amounts in thousands, except per share amounts)
	(Unaudited)
Percentage of Total Revenues
Revenues:
Product	62%	22%	38%	22%	16%	38%	56%	4%
Service and maintenance	38	78	62	78	84	62	44	96

Total revenues	100	100	100	100	100	100	100	100

Cost of revenues:
Product	1	—	1	—	4	4	4	11
Service and maintenance	19	37	28	35	36	30	34	67

Total cost of revenues	20	37	29	35	40	34	38	78

Gross margin	80	63	71	65	60	66	62	22

Operating expenses:
Sales and marketing	—	36	53	115	105	47	86	130
Research and development	81	97	57	108	127	75	101	172
General and administrative	159	130	30	71	71	31	58	65
Lease abandonment expense .	—	—	—	—	—	—	—	—
Restructuring related charges and impairments	—	240	—	194	—	—	25	32
Amortization of intangibles	—	—	—	—	3	2	2	3
Impairment of goodwill and other intangibles	—	—	—	—	733	—	—	—

Total operating expenses	240	503	150	488	1,039	155	272	402

Loss from operations	(160)	(440)	(69)	(423)	(979)	(89)	(210)	(380)
Other income (expense), net	3	49	45	34	50	50	(61)	75

Net loss	(157)%	(391)%	(24)%	(389)%	(929)%	(39)%	(271)%	(305)%

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At December 31, 2003, we had $11.9 million of cash, cash equivalents and short-term investments, compared to $63.0 million at December 31, 2002. This significant reduction was primarily due to the special cash distribution paid on September 2, 2003 to record holders of our common stock on August 18, 2003 in the aggregate amount of approximately $42.2 million.

     Cash used in operations was $9.4 million for the twelve months ended December 31, 2003, compared to $9.8 million for 2002 and $22.3 million for 2001. Cash used in operations for all periods resulted primarily from net losses, as adjusted for non-cash expenses. In addition, in 2003 the Company used $5.4 million to terminate its obligations under three real estate leases. The decrease in cash used in operations in the twelve months of 2003 as compared to the same period in 2002 is principally a function of the reduced operating expenses and cost of revenues that have resulted from the restructuring plans described below, as adjusted for non-cash expenses. We do not expect to receive any significant amounts of cash from future operations, and we expect that we will continue to incur legal fees, salary expenses and other ongoing costs that will constitute a material use of cash.

     A total of $22.9 million in net cash was provided by investing activities for the twelve months ended December 31, 2003, compared to $34.6 million of cash provided from investing activities in the same period for 2002. Prior to September 2003, our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Since the special cash distribution paid on September 2, 2003, we have held all of our cash in money market accounts and we plan to continue this policy.

Net cash used in financing activities was $41.3 million for the twelve months ended December 31, 2003, compared to net cash generated in investing activities of $33,000 for 2002 and net cash used of $498,000 for 2001. Net cash was used in financing activities during 2003 due to the $42.2 million cash distribution paid on September 2, 2003, partially offset by proceeds from sales of our common stock pursuant to the exercise of options. Net cash in financing activities in 2002 and 2001 was primarily attributable to proceeds from sales of our common stock pursuant to the exercise of options, offset by principal payments on capital leases in 2001.

     As described in Item 1 under “Developments Relating to Possible strategic Transactions and Plan of Liquidation”, on September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share, or an aggregate amount of approximately $42.2 million.

     During 2003, 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and 2001, respectively. A total of approximately $6.9 million was charged against the restructuring reserve during 2003, lowering the accrued restructuring liability to approximately $37,000.

     Of the $37,000 restructuring reserve remaining as of December 31, 2003, management estimates that approximately $30,000 will be a use of cash in 2004 for remaining rent commitments, less estimated sublease income, related to facilities we have vacated. The remaining $7,000 relates to accrued severance benefits for a former executive officer.

     Capital expenditures were $0 for the twelve months ended December 31, 2003 and 2002. Capital expenditures were higher in years prior to 2002 and reflected a significantly larger employee base and level of operations. As of December 31, 2003, we had no material long-term commitments for capital expenditures and we do not anticipate entering into any further material commitments for capital expenditures. Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases.

     Our remaining commitments consist primarily of obligations under one operating lease. The following summarizes this contractual lease obligation at December 31, 2003.

	2004	Total
	(in thousands)
Operating leases	$89	$89
Executed sublease agreements	(59)	(59)

Net contractual cash obligation	$30	$30

     The operating lease obligation relates to one remaining vacated facility in San Francisco, California, the majority of which is sublet. We are actively seeking to sublease the remaining vacant portion of this office space and are also attempting to negotiate the termination of this lease. We currently occupy approximately 1,500 square feet of office space pursuant to a month-to-month lease in Edina, Minnesota. As of December 31, 2003, we estimated total future sublease income of $59,000 pursuant to existing sublease arrangements.

     We believe that existing cash and investments will be sufficient to meet our expected working capital needs for the next twelve months. However, uncertainties exist as to the amounts we will receive in connection with any potential sales of assets and the precise value of our existing obligations and liabilities, which may exceed our available cash and cash equivalents. Furthermore, we may be unable to settle or otherwise resolve our remaining obligations and liabilities, and we may incur or be subject to additional obligations and liabilities, which could collectively exceed our available cash and cash equivalents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and FIN No. 46-R did not have a material effect on our consolidated financial position, results of operations or cash flows.

CERTAIN RISK FACTORS

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our financial condition. If any of these risks actually occur, our financial condition could be materially adversely affected.

We Have Significantly Curtailed Business Operations, But Our Future Course of Action is Uncertain, and Accordingly, the Value of Your Shares May Decrease

     We have significantly curtailed our business operations. We anticipate that our board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term in the best interest of all stockholders. These could include, among other actions or transactions, further sales or licenses of assets, an acquisition of or investment in the Company or other extraordinary transaction, adopting a new plan of complete liquidation and dissolution and seeking stockholder approval therefor, and/or changes in the composition of our board of directors. We expect to continue to incur operating, legal and other expenses, which will decrease our net cash and thus the potential value of the Company. Even if we identify such actions or one or more transactions as an appropriate strategy to resolve the Company’s future in the near term in the best interests of our stockholders, we cannot assure you that we will be able to take or complete such actions or transaction(s), especially any transaction which would require stockholder approval. Nor can we assure you that any such action or transaction would result in a positive return on your investment, and may in fact result in a substantial decrease in the value of your stock. These factors substantially increase the uncertainty, and thus the risk, of investing in our shares. You should also not expect any further cash distributions.

We do not expect to generate an operating profit for the foreseeable future.

     We had net losses of $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million for the year ended December 31, 2001 (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). Our net loss was $16.7 million for the year ended December 31, 2002 (including $768,000 in restructuring related charges, $299,000 of amortization of intangibles and non-cash stock compensation expense and a $6.5 million charge for the impairment of goodwill and other intangibles) and $5.3 million for the year ended December 31, 2003). As of December 31, 2003, we had an accumulated deficit of $222 million. As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we have ceased to actively market our products and we do not expect to generate significant future operating revenues. We do not expect to generate an operating profit for 2004 or the foreseeable future.

Our Ability to Operate or Carry-Out Any Strategy To Resolve the Company’s Future Will Be Substantially Impaired If We Lose Our Employees.

     As of March 31, 2004, we had two remaining employees, each of whom is an executive officer. The loss of the services of either of such persons, in particular, the cessation of employment of our President and Chief Financial Officer, Thomas M. Donnelly, would seriously harm our ability to operate or implement any strategy to resolve the Company’s future. We cannot assure you that either or both of the Company’s executive officers will remain with the Company.

Certain Transactions May Impair or Eliminate Utilization of our Net Operating Loss Carryforwards

     As noted above under “We Have Significantly Curtailed Business Operations But Our Future Course of Action is Uncertain, and Accordingly, the Value of Your Shares May Decrease,” the possibilities for resolving the Company’s future in the near term may include an acquisition of the Company through a merger or other business combination. If we effect a combination with a business that has operating income, we cannot assure you that we will be able to utilize all or even a portion of our existing net operating loss carry-forwards for federal tax purposes following such a business combination. If the Company were to be acquired at its recent stock value such that the limitations under Section 382 of the Internal Revenue Code of 1986, as amended, are applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Further, if our historic business were not substantially continued for two years after a Section 382 change in ownership, the full amount of carry-forwards would be eliminated. If we are unable to make use of our existing net operating loss carry-forwards, the tax advantages of such a combination may be limited, which could negatively impact the price of our stock and the value of your investment. These factors substantially increase the uncertainty, and thus the risk, of investing in our shares.

We may be unable to realize additional proceeds from sale(s) of our remaining assets.

     As described in Item 1 above under “Recent Events”, on March 31, 2004, we sold our patent portfolio for a purchase price of $1.8 million in cash pursuant to a patent purchase agreement entered into in December 2003 and amended as of March 31, 2004. The patent purchase agreement includes a royalty-free non-exclusive license back to the Company under the transferred patents, patent licenses and pending patent applications. The license back to the Company is transferable, subject to certain restrictions applicable to the transferee relating to revenues which can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software product NetP7. However, we are unable to predict whether any such rights or assets will be sold or, if such sale(s) occur, the terms of such sale(s). The price(s) at which we may be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the extent of actual or perceived competition between, and the availability of financing for, prospective purchasers of the assets and such prospective purchasers’ plans for our intellectual property and products as integrated into their existing businesses. In addition, because some of these remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. Investors should not assume that we will be able to realize additional proceeds from sale(s) of our remaining assets.

Our Common Stock may be Delisted from Nasdaq.

     On October 15, 2003, the Nasdaq Stock Market notified us by letter that we had failed to maintain the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market and that, if compliance with this requirement could not be demonstrated by April 12, 2004, we would be notified that our common stock would be delisted from the Nasdaq National Market. Nasdaq subsequently informed us that any such delisting notification will be deferred until after Nasdaq completes its review of our application to transfer to the Nasdaq SmallCap Market referred to below. Since September 2, 2003, the date on which the special cash distribution to our stockholders of $1.50 per share was paid, our common stock has not closed over $0.54 per share, and we do not expect to be able to again meet the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq National Market. We may also be delisted if we fail to meet Nasdaq National Market’s other quantitative listing requirements or its qualitative standards. In addition, termination of the registration of our common stock under the Securities Exchange Act of 1934, as described below under the caption “Compliance with public company reporting requirements is costly, and we may seek to terminate the applicability of such requirements to us and our common stock”, would result in the delisting of our common stock, and our common stock would no longer be “authorized” for Nasdaq trading and Nasdaq would cease to provide any quotations.

     On April 5, 2004, we submitted an application to the Nasdaq Stock Market to transfer to the Nasdaq SmallCap Market. If our common stock is accepted for listing on the Nasdaq SmallCap Market, we will have until approximately October 10, 2004 to demonstrate compliance with the $1.00 minimum bid price requirements.

     If our common stock is not accepted for listing on the Nasdaq SmallCap Market, or is otherwise delisted from Nasdaq, trading of our common stock, if any, would then be conducted on the over-the-counter market in automated quotation systems, called the “Pink Sheets”, and/or on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. In this event, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decrease further. Investors should not assume that our common stock will continue to be listed and traded on the Nasdaq National Market or the Nasdaq SmallCap Market or traded on the OTC Bulletin Board.

Stockholders May Be Liable to Our Creditors for Up to Amounts Received From Us if Our Reserves Are Inadequate

     If our board of directors were to adopt a new plan of complete liquidation and dissolution and such plan was approved by our stockholders, a Certificate of Dissolution would be filed with the State of Delaware. Pursuant to the Delaware General Corporation Law, we would continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery directed, for the purpose of prosecuting and defending suits against us and enabling us gradually to wind up our business, dispose of our property, discharge our liabilities, and distribute any remaining assets to our stockholders. In that event if we failed to create an adequate contingency reserve for payment of our expenses and liabilities, or if we otherwise were unable to pay our expenses and liabilities and we became subject to bankruptcy or insolvency proceedings, each stockholder could be held liable for payment to our creditors for such stockholder’s pro rata share of unpaid amounts owed to creditors in excess of a contingency reserve, if any. The liability of any stockholder would be limited, however, to the amounts previously distributed to such stockholder by us (or any liquidating trust or trusts), including, possibly, the return of capital cash distribution of $1.50 per share paid on September 2, 2003. Accordingly, in such event a stockholder could be required to return all such distributions made to such stockholder. Moreover, in the event taxes are payable, and a stockholder has paid taxes, on amounts previously received as a distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the amount of a contingency reserve established by us would be adequate to cover our expenses and liabilities or that, if our cash and cash equivalents continue to be depleted, our obligations and liabilities will not exceed our cash and cash equivalents.

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

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 and December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the Court ruled against the Company on this motion.

     A special committee of our board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. Any such settlement would be subject to approval by the Court. We believe that the allegations against the Company are without merit. However, we are unable to predict the outcome or ultimate effect of this litigation.

Compliance with public company reporting requirements is costly, and we may seek to terminate the applicability of such requirements to us and our common stock.

     Our common stock is currently registered under the Securities Exchange Act of 1934, which requires that we, and our officers and directors with respect to Section 16 of that Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming, and we will likely continue, at least in the near term, to be subject to these requirements. However, our board of directors may in the future conclude that to curtail expenses thereby conserving cash to minimize erosion of stockholder value, the registration of our common stock under the Securities Exchange Act of 1934 should be terminated. Termination of such registration may occur following our certification to the Securities and Exchange Commission that there are fewer than 300 record holders of our common stock. As of March 31, 2003, there were 235 record holders of our common stock, and thus it is likely that our common stock will be eligible for de-registration should the board of directors determine that such action is necessary or otherwise in the best interests of the Company. Termination of such registration of our common stock would reduce substantially the information required to be furnished by us to our stockholders and to the Securities and Commission and would make certain provisions of the Securities Exchange Act of 1934, such as the short-swing profit recovery provisions of Section 16(b), the requirement of furnishing a proxy statement in connection with stockholders’ meetings pursuant to Section 14(a) and the requirements of Rule 13e-3 under that Act with respect to “going private” transactions no longer applicable to us or our common stock. Furthermore, if the registration of our common stock under the Securities Exchange Act of 1934 were to be terminated, the ability of “affiliates” of the Company and persons holding “restricted securities” of the Company to dispose of such securities pursuant to Rule 144 or 144A under the Securities Act of 1933, as amended, may be impaired or eliminated. Also, as noted above, if registration of our common stock under the Securities Exchange Act of 1934 were terminated our common stock would be delisted from the Nasdaq National Market and/or the Nasdaq Small Cap Market, would no longer be eligible for Nasdaq trading and could not be traded on the OTC Bulletin Board.

Our inability to reach cash break-even could give rise to securities class action claims against us, which could deplete the proceeds that could be distributed to stockholders.

     Securities class action claims have been brought against companies in the past where the market price of the company’s securities has fallen due to an inability of the company to achieve operational profitability. In addition, the Company was named in a purported class action described in Item 3 of this report. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. To the extent that we are unable to settle or resolve the currently pending litigation, and we are not indemnified by other parties, or in the absence of sufficient insurance coverage, any adverse determination in this kind of litigation could deplete our cash position, thereby reducing the cash available for distribution to stockholders if the Company were liquidated and possibly making more difficult, or reducing the price obtainable in, a sale of or investment in the Company.

We may face intellectual property infringement claims that could be costly to resolve.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that third parties may claim that our products infringe their intellectual property rights, including under issued patents. Such claims may result in our being involved in litigation. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our remaining cash. In addition, in all of our paid software license agreements, we generally indemnify our customers against losses attributable to intellectual property infringement by our software. Should a third party bring a suit against a customer alleging that the customer’s use of our software infringes its intellectual property rights, we could incur substantial costs in defending and resolving the suit. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms could deplete our cash position, thereby reducing the cash available for distribution to stockholders if the Company were liquidated and possibly making more difficult, or reducing the price obtainable in, a sale of or investment in the Company.

We may be subject to potential product liability claims that could result in costly and time-consuming litigation.

     Because our customers have used, and may continue to use, our products for important applications, errors or defects in, or other performance problems with, our products could result in financial or other damages to our customers. Our customers could seek to recover from us for such damages and we no longer maintain product liability insurance to cover such claims. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Any product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly. If someone asserts a claim against us relating to product liability, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms could have the effect of decreasing or delaying cash distributions to stockholders if the Company were liquidated and could make more difficult, or reduce the price obtainable in, a sale of or investment in the Company.

Provisions of our corporate organizational documents and rights agreement could delay or prevent a change of control, even if it would be beneficial to our stockholders.

     Various provisions of our certificate of incorporation and bylaws could have the effect of delaying or preventing a change in control and make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, the rights issued under our rights agreement, as amended, may be a substantial deterrent to a person acquiring 15% or more of our common stock without the approval of our board of directors. These provisions in our certificate of incorporation, bylaws and rights agreement could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through December 31, 2003, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described elsewhere in this report, we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

     Our historical exposure to market risk was otherwise limited to interest income sensitivity, which was affected by changes in the general level of United States interest rates, particularly because the majority of our investments were in debt securities issued by corporations and the United States government. All of our investments are now held in money market accounts in order to preserve principal. Therefore, due to the conservative nature of our investments, our future interest income sensitivity is limited.

     We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are included on pages F-1 through F-22 of this report. The supplementary financial information required by this Item is included in the section of this report captioned “Management’s Discussion and Analysis of Operating Results” under the heading “Selected Consolidated Quarterly Operating Results.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     (b) Internal Control Over Financial Reporting.

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

     Set forth below is certain information concerning persons who serve on the Company’s board of directors. None of the corporations or other organizations referred to below with which a director has been employed or otherwise associated is a parent, subsidiary or other affiliate of the Company.

     John F. Kennedy, age 55, became a director of Net Perceptions in April 2001. Since July 2002, Mr. Kennedy has been the President of Nova Analytics Corporation, a supplier and integrator of electrochemistry products. From August 1999 through June 2002, Mr. Kennedy served as Chief Financial Officer of RSA Security Inc., a leading provider of e-security solutions. From June 1998 to July 1999, he served as Chief Financial Officer and Vice President, Finance, of Decalog, a provider of enterprise investment management software. Previously, he served as Chief Financial Officer and Vice President, Finance, of Natural MicroSystems Corporation, a provider of telecommunications equipment and software, from 1993 to 1998, serving also as Treasurer from 1995 to 1998. From 1991 to 1993, he served as Chief Financial Officer of Ultimap Corporation, a developer of geographic information software. Mr. Kennedy also serves as a director of Harvard Bioscience Inc. Mr. Kennedy holds a B.S. in Mathematics from the University of Massachusetts/Lowell and a MSBA in Accounting from the University of Massachusetts/Amherst.

     John T. Riedl, age 42, co-founded Net Perceptions in July 1996 and since that time has served as a director. From November 1998 to March 2001, Dr. Riedl served as our Chief Scientist on a part-time basis. From July 1996 until November 1998, Dr. Riedl served as our Chief Technical Officer. Dr. Riedl has been a professor in the computer science department at the University of Minnesota since March 1990. Dr. Riedl holds a B.S. in Mathematics from the University of Notre Dame and an M.S. and a Ph.D. in Computer Science from Purdue University.

     Ann L. Winblad, age 53, became a director of Net Perceptions in August 1996. Ms. Winblad has been a General Partner of Hummer Winblad Venture Partners, a venture capital investment firm, since 1989. Ms. Winblad is also a director of The Knot, Inc. as well as other private companies and is a Trustee of the University of St. Thomas. Ms. Winblad holds a B.A. in Mathematics and Business Administration from the College of Saint Catherine and an M.A. in Education with an Economics focus from the University of St. Thomas.

Executive Officers

     Set forth below is certain information concerning non-director employees who serve as executive officers of the Company. Our executive officers serve at the discretion of the board of directors. There are no family relationships between any of our directors and executive officers. None of the corporations or other organizations referred to below with which an executive officer has been employed or otherwise associated is a parent, subsidiary or other affiliate of the Company.

     Thomas M. Donnelly, age 40, joined Net Perceptions in March 1997 as our Corporate Controller and, in March 1998, became our Chief Financial Officer and Treasurer. In February 1999, Mr. Donnelly was appointed Secretary. In July 1999, Mr. Donnelly also became Senior Vice President of Finance and Administration and since October 2001, Mr. Donnelly also served as our Chief Operating Officer. In August 2003, Mr. Donnelly became our President and also retained the Chief Financial Officer position. From March 1995 to March 1997, Mr. Donnelly served as a financial and management consultant in the capacity of chief financial officer or corporate controller for various public and private companies and partnerships, including for Net Perceptions, from September 1996 to March 1997. Prior to September 1996, Mr. Donnelly served as an analyst for Marshall Financial Group, a merchant banking company, Chief Financial Officer of Medical

Documentation Systems, Inc., a medical software company and Controller of Staats International, Inc., a defense subcontractor. Mr. Donnelly holds a B.A. in Economics from St. Olaf College.

     Teresa J. Dery, age 37, joined the Company as Corporate Counsel in November 1999 and also became Secretary in August 2003. Prior to joining the Company, Ms. Dery served as Vice President, Finance and Legal at 1 Potato 2, a national restaurant franchisor. Ms. Dery holds a B.A. in Business Administration from the University of St. Thomas and a J.D. from Hamline University School of Law.

Audit Committee

     We have a separately-designated standing audit committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The current members of the audit committee are Messrs. Kennedy and Riedl and Ms. Winblad, each of whom is independent under Rule 10A-3(b)(1) of the Exchange Act and the applicable rules of the National Association of Securities Dealers, Inc. The board of directors has reviewed the qualifications and experience of each of the audit committee members, and has determined that Mr. Kennedy qualifies as an “audit committee financial expert”, as such term is defined in Item 401(h)(2) of Regulation S-K under the Securities Act of 1933.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and stockholders who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended December 31, 2003, the Company is not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

Code Of Business Conduct And Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics will be posted on our website, www.netperceptions.com, under the “About Net Perceptions” caption. We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information with respect to compensation we awarded and/or paid in 2003, 2002 and 2001 (or such shorter period that the listed person served as an executive officer of the Company) for services to us by our current President, and our three other executive officers whose total salary and bonus for 2003 exceeded $100,000. We refer to these officers as our named executive officers in other parts of this report.

				Long-Term
				Compensation
				Awards
		Annual Compensation		Number of Shares
				of Common Stock	All Other
Name and Position(s)	Year	Salary($)	Bonus($)	Underlying Options	Compensation($)
Thomas M. Donnelly	2003	225,000	210,000	—	86,000	(1)
President and Chief	2002	180,000	—	—	86,000	(1)
Financial Officer	2001	177,507	50,000	321,204	—
James S. Hanlon (2)	2003	137,500	—	—	—
Vice President Engineering	2002	150,000	—	—	—
	2001	130,780	31,273	89,400	—
Teresa J. Dery	2003	100,000	12,500	—	—
Corporate Counsel Secretary
Donald C. Peterson (3)	2003	119,744	—	—	200,000	(3)
President and Chief	2002	200,000	—	—	—
Executive Officer	2001	121,282	43,750	750,000	—

(1)	Represents forgiveness of principal on a loan with the Company. See Certain Relationships and Related Transactions beginning on page 34.

(2)	Mr. Hanlon’s employment with the Company terminated on January 15, 2004. Prior to this date, Mr. Hanlon served as Vice President of Engineering. Mr. Hanlon received $37,500 of severance benefits in 2004 pursuant to an agreement with the Company.

(3)	Mr. Peterson’s employment with the Company terminated on August 5, 2003. Prior to this date, Mr. Peterson served as President and Chief Executive Officer. Mr. Peterson also resigned as a director effective August 6, 2003. Mr. Peterson received $200,000 of severance benefits in 2003 pursuant to his employment agreement with the Company and we are continuing to provide him with health insurance benefits through August 6, 2004, or until Mr. Peterson is eligible to receive such benefits through a new employer.

Option Grants in Last Year

     We did not make any grants of stock options or stock appreciation rights to the named executive officers during 2003.

Aggregated Option Exercises in Last Fiscal Year and Option Values at December 31, 2003

     The following table provides information concerning option exercises by the named executive officers during the year ended December 31, 2003 and the number and value of unexercised options held by each of the named executive officers at December 31, 2003.

			Number of		Value of Unexercised
			Securities Underlying		In-The-Money
	Shares Acquired		Unexercised Options at		Options at
	on Exercise (#)	Value Realized ($)(1)	December 31, 2003(#)(2)		December 31, 2003($)(3)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas M. Donnelly	212,368	108,613	126,285	623,093	13,212	64,644
James S. Hanlon	48,235	32,103	35,150	200,729	5,975	34,124
Teresa J Dery	5,031	3,392	3,873	17,210	658	2,926
Donald C. Peterson	—	—	—	—	—	—

(1)	The value realized on option exercises is calculated based on the fair market value per share of common stock on the date of exercise less the applicable exercise price.

(2)	Options granted under our 1996 Stock Plan are immediately exercisable for all the option shares, but any shares purchased under those options will be subject to repurchase by us at the original exercise price paid per share, upon the optionee’s cessation of service, prior to the vesting of those shares. Options granted under our 1999 Equity Incentive Plan and 2000 Stock Plan may be exercised only when, and to the extent, vested.

(3)	The value of unexercised “in-the-money” options held at December 31, 2003 represents the total gain which would be realized if all of the “in-the-money” options held at December 31, 2003 were exercised, and is determined by multiplying the number of shares of Common Stock underlying the options by the difference between $.40, which was the closing price per share of our Common Stock on the Nasdaq National Market on December 31, 2003, and the applicable per share option exercise price. An option is “in-the-money” if the fair market value of the underlying shares exceeds the exercise price of the option.

Change in Control Arrangements/Employment Agreements

     Our 1999 Equity Incentive Plan, in which our named executive officers participate, and our 2000 Stock Plan, under which certain of our current named executive officers received options prior to becoming executive officers, provide for accelerated vesting of options to purchase shares of common stock granted under the plans in connection with certain changes in control of the Company. In addition, in the event that options granted under the plans are assumed by the acquiror in a change in control, the options may accelerate if the optionee’s employment is involuntarily terminated within 18 months following the change in control event or, subject to the limitations set forth in the plans, the optionee resigns from a position with the acquiror. Our 1996 Stock Plan, in which some of our named executive officers participate, provides for the accelerated lapsing of repurchase rights with respect to shares of common stock acquired upon exercise of options granted under the plan in connection with certain changes in control of the Company.

     Our named executive officers (other than those named executive officers who are no longer employed by the Company), are eligible to participate in our Change in Control Severance Plan. Under the Change in Control Severance Plan, if, within 18 months after a change in control of the Company, an officer’s employment is involuntarily terminated other than for cause or voluntarily or involuntarily terminated following a material change in the officer’s responsibilities, cash compensation or place of employment, we will pay the officer severance benefits equal to six months of base salary.

     We have entered into a severance agreement with Thomas M. Donnelly, our President and Chief Financial Officer. Pursuant to the terms of this agreement, if Mr. Donnelly’s employment is terminated without cause, or due to his inability to perform his duties due to illness for a period of 90 consecutive days or more, we will pay Mr. Donnelly severance benefits equal to twelve months of base salary. Also under the terms of this agreement, if, within 18 months after a change in control of the Company, Mr. Donnelly’s employment is involuntarily terminated other than for cause or voluntarily or involuntarily terminated following a material change in Mr. Donnelly’s responsibilities, cash compensation or place of employment, we will pay Mr. Donnelly severance benefits equal to twelve months of base salary.

     Pursuant to an employment agreement with Donald C. Peterson, our former President and Chief Executive Officer, during 2003, we made severance payments of $200,000 to Mr. Peterson in connection with the termination of his employment on August 5, 2003.

Compensation Committee Interlocks and Insider Participation

     Neither Messrs. Kennedy and Lansing nor Ms. Winblad, each of whom served as a member of the compensation committee during 2003, is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

     We do not currently provide our directors with cash compensation for their services as members of the board of directors, although directors are reimbursed for some expenses in connection with attendance at board and committee meetings. Directors who are also our employees are eligible to participate in our 1999 Equity Incentive Plan. None of the members of our current board of directors is an employee of the Company. Non-employee directors are eligible to participate in our 1999 Non-Employee Director Option Plan, which was amended in April 2001. Pursuant to the terms of the 1999 Non-Employee Director Option Plan, each non-employee director receives an automatic option grant to purchase 50,000 shares of common stock upon his or her initial election or appointment to the board, and, at each Annual Meeting thereafter, receives an automatic option grant to purchase 15,000 shares of common stock. From time to time, non-employee directors may also receive discretionary option grants under our 1999 Non-Employee Director Option Plan. During 2002, the board formed a special committee of directors to act with the full authority of the board on matters concerning certain litigation brought against the Company, among other defendants, related to its 1999 IPO and 2000 follow-on public offering. Mr. Kennedy is a member of the committee, and Mr. Peterson was a member of this committee until he resigned from the board on August 6, 2003. Mr. Kennedy is compensated at a rate of $1,500 per day for specific activities involving this special committee. During 2003, Mr. Kennedy received $3,000 of compensation related to this matter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2004, except as otherwise noted, by:

•	each person who is known by us to beneficially own more than five percent of the outstanding shares of common stock;

•	each of our directors and each named executive officer; and

•	all of our directors and executive officers as a group.

     This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted.

     We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Net Perceptions, Inc., 7700 France Avenue South, Edina, Minnesota 55435. Except as indicated in the footnotes below, we believe, based on information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 28,270,918 shares of common stock outstanding as of the close of business on March 31, 2004. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2004, were deemed outstanding. These shares were not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

		Number of
		Shares
Name and Address	Number of	Subject to
of Beneficial Owner	Shares	Options(1)	Percent
S. Muoio & Co., LLC	4,221,787	—	14.93%
509 Madison Ave.,
Suite 406
New York, NY 10022
Austin W. Marxe, & David M. Greenhouse	1,546,200	—	5.47
153 East 53rd St.,
51st Floor
New York, NY 10022
John F. Kennedy	65,000	65,806	*
Ann L. Winblad	311,204	218,388	1.86
John T. Riedl(2)	915,704	32,903	3.35
Thomas M. Donnelly	303,951	403,802	2.47
Teresa J. Dery	6,091	12,838	*
James S. Hanlon(3)	65,149	49,426	*
Donald C. Peterson(4)	—	—	*
All directors and executive officers as a group (seven persons)(5)	1,601,950	733,737	8.05%

*	Indicates less than 1% of the total number of outstanding shares of common stock.

(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of March 31, 2004 and gives effect to the adjustment to outstanding options in connection with the cash distribution paid to stockholders on September 2, 2003.

(2)	Includes 359,043 shares held by a revocable trust of which Mr. Reidl is sole trustee, 78,375 shares held in three irrevocable trusts of which Mr. Reidl and his spouse are the trustees and 463,286 shares held by a revocable trust of which Mr. Reidl’s spouse is the sole trustee.

(3)	Mr. Hanlon’s employment with the Company was terminated on January 15, 2004.

(4)	Mr. Peterson’s employment with the Company terminated on August 5, 2003. Mr. Peterson also resigned as a director effective August 6, 2003.

(5)	Does not include shares held by Mr. Hanlon, who is no longer serving as an executive officer of the Company.

Equity Compensation Plan Information

     The following table sets forth information regarding our equity compensation plans as of December 31, 2003:

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,985,594 (1)	$1.78	3,890,059 (2)
Equity compensation plans not approved by security holders(3)	43,319	$4.40	446,724

Total	2,028,913	$1.83	4,336,783

(1)	Excludes purchase rights accruing under the Employee Stock Purchase Plan which was terminated on October 27, 2003.

(2)	Includes 2,524,253 shares of common stock available for future issuance under our 1999 Equity Incentive Plan. In addition to stock options, awards under our 1999 Equity Incentive Plan may take the form of restricted stock, stock appreciation rights and stock units as specified in the Plan. If such awards are granted, they will reduce the number of shares of common stock available for issuance pursuant to future stock option awards.

(3)	The Company’s 2000 Stock Plan was adopted by the board of directors effective April 20, 2000. The Company has reserved 500,000 shares of common stock for issuance under the 2000 Stock Plan. Nonstatutory options and restricted stock awards may be granted under the 2000 Stock Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or to consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The purchase price for newly issued restricted shares awarded under the 2000 Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. As of December 31, 2003, options covering 43,319 shares of common stock were outstanding under the 2000 Stock Plan, 496,724 shares remained available for future option grants, and options covering 9,957 shares had been exercised. Outstanding options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2000 Stock Plan at any time. The 2000 Stock Plan will continue in effect indefinitely unless the Board decides to terminate it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2000, Thomas M. Donnelly, our President and Chief Financial Officer, entered into a full recourse secured promissory note and security agreement in favor of the Company in connection with a loan from the Company to Mr. Donnelly of up to $300,000 to be made to Mr. Donnelly solely to pay federal income tax owed by Mr. Donnelly as a result of his exercise in March 2000 of an option to purchase shares of Common Stock. In April 2001, $258,000 was loaned to Mr. Donnelly pursuant to the promissory note. The note accrued interest at 8% and was due and payable in 2004. On April 1st of each year, commencing in 2002, that Mr. Donnelly remained continuously employed by the Company, one-third of the original principal and accrued interest was forgiven. The largest amount of indebtedness outstanding under the note during 2003 was $107,500. As of April 1, 2004, the note was completely forgiven.

     We have entered into a severance agreement with Thomas M. Donnelly, our President and Chief Financial Officer. Pursuant to the terms of this agreement, if Mr. Donnelly’s employment is terminated without cause, or due to his inability to perform his duties due to illness for a period of 90 consecutive days or more, we will pay Mr. Donnelly severance benefits equal to twelve months of base salary. Also under the terms of this agreement, if, within 18 months after a change in control of the Company, Mr. Donnelly’s employment is involuntarily terminated other than for cause or voluntarily or involuntarily terminated following a material change in Mr. Donnelly’s responsibilities, cash compensation or place of employment, we will pay Mr. Donnelly severance benefits equal to twelve months of base salary.

     We have also entered into an indemnification agreement with all of our officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of fees billed by PricewaterhouseCoopers LLP, our independent accountants, for audit and other professional services during the fiscal years ended December 31, 2003 and 2002:

	2003	2002
Audit Fees:	$172,000	$244,000
Consists of fees incurred for the audit of the Company’s consolidated financial statements for such year, review of the Company’s interim financial statements, statutory and subsidiary audits, and assistance with review of documents filed with the SEC.

Audit Related Fees:	39,000	98,000
Consists of fees incurred for employee benefit plan audits, due diligence related to mergers and acquisitions, and consultations concerning financial accounting and reporting standards.
Tax Fees:	55,000	136,000
Consists of fees incurred for tax advisory services, including compliance and planning (and includes, for 2003, costs of preparation of returns for the Company’s foreign subsidiaries for 2001 and 2002).

All Other Fees: Consists of fees incurred for educational seminars.	—	—

Total	$266,000	$478,000

Pre-Approval Policies and Procedures.

     The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by PricewaterhouseCoopers LLP. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent accountant is engaged to perform it.

     The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by PricewaterhouseCoopers LLP during 2003.

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

3. Exhibits

Exhibit
Number		Description
2.1		Patent Purchase Agreement, dated December 30, 2003, between Thalveg Data Flow LLC and Net Perceptions, Inc., as amended on March 31, 2004 (1)

3.1	(a)	Amended and Restated Certificate of Incorporation (2).

3.1	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (3).

3.2		Amended and Restated Bylaws as amended through August 5, 2003 (4).

4.1		Amended and Restated Investor’s Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (2).

4.2		Specimen common stock certificate (2).

4.3		Specimen common stock certificate (including Rights Agreement Legend) (5).

4.4		Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (6).

4.5		Amendment No. 1 to Rights Agreement dated as of December 22, 2003 (7).

4.6		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (6).

4.7		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (6).

10.1	*	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers (2).

10.2	*	1996 Stock Plan (2).

10.3	*	1999 Equity Incentive Plan (2).

10.4	*	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001 (8).

10.5	*	Employee Stock Purchase Plan (2).

10.8	*	2000 Stock Plan (9).

10.9	*	Change in Control Severance Plan and Summary Plan Description (2).

10.11	*	Severance Agreement, dated as of November 9, 2001, between Net Perceptions, Inc. and Thomas M. Donnelly(10).

10.12		Full Recourse Secured Promissory Note and Security Agreement, dated December 7, 2000, entered into by Thomas M. Donnelly in favor of Net Perceptions, Inc. (11)

21.1		List of Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent accountants.

31.1
Certification of chief executive officer and chief financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and 15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed April 1, 2004.

(2)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(3)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001.

(7)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed December 23, 2003.

(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.

(9)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

(10)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001.

(11)	Incorporated by reference to Net Perceptions’ Amendment No. 1 to its Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2002.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K under Items 5 and 12 on October 21, 2003 in connection with a press release announcing (a) that the board of directors had adopted a Plan of Complete Liquidation and Dissolution and (b) the Company’s financial results for the three and nine month periods ended September 30, 2003.

     The Company filed a Current Report on Form 8-K under Item 5 on December 23, 2003 in connection with a press release announcing that the Company had entered into an amendment to its Rights Agreement.

     The Company filed a Current Report on Form 8-K under Item 5 on December 31, 2003 announcing that it had entered into a Patent Purchase Agreement with Thalveg Data Flow LLC for the sale of its patent portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NET PERCEPTIONS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
Net Perceptions, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company has significantly curtailed operations and anticipates that its board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term.

     As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill on January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
April 1, 2004

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,932	$39,729
Short-term investments	—	23,230
Accounts receivable, net	355	389
Prepaid expenses and other current assets	481	627

Total current assets	12,768	63,975
Property and equipment, net	—	1,096
Other assets	35	725

Total assets	$12,803	$65,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$52
Accrued liabilities	751	1,853
Deferred revenue	380	750
Accrued restructuring costs	37	4,289

Total current liabilities	1,168	6,944
Deferred Rent	—	510

Total liabilities	1,168	7,454

Commitments and contingencies (Notes 9 and 11) Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 28,145 and 27,332 shares issued and outstanding at December 31, 2003 and 2002, respectively	2	2
Additional paid-in capital	233,761	275,053
Accumulated other comprehensive income	—	122
Accumulated deficit	(222,128)	(216,835)

Total stockholders’ equity	11,635	58,342

Total liabilities and stockholders’ equity	$12,803	$65,796

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product	$962	$1,703	$2,979
Service and maintenance	1,622	3,541	7,535

Total revenues	2,584	5,244	10,514

Cost of revenues:
Product	12	292	943
Service and maintenance	755	2,101	5,143

Total cost of revenues	767	2,393	6,086

Gross margin	1,817	2,851	4,428

Operating expenses:
Sales and marketing	1,347	4,550	15,215
Research and development	2,112	5,933	10,572
General and administrative	2,261	2,819	6,198
Lease abandonment expense	—	—	225
Restructuring related charges and impairments	2,251	768	15,551
Amortization of intangibles	—	110	9,650
Impairment of goodwill and other intangibles	—	6,546	75,298

Total operating expenses	7,971	20,726	132,709

Loss from operations	(6,154)	(17,875)	(128,281)

Other income (expense):
Interest income	610	2,108	4,494
Interest expense	—	(24)	(88)
Other income (expense)	229	(943)	77

Total other income, net	861	1,141	4,483

Net loss	$(5,293)	$(16,734)	$(123,798)

Basic and diluted net loss per share	$(0.19)	$(0.61)	$(4.59)

Shares used in computing basic and diluted net loss per share	27,683	27,216	26,951

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

				Accumulated
			Additional	Other		Total	Comprehensive
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Income
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	(Loss)
Balance, December 31, 2000	26,870	$2	$274,458	$361	$(76,303)	$198,518
Exercise of stock options	115	—	59	—	—	59	$—
Repurchase of unvested common stock	(2)	—	(6)	—	—	(6)	—
Compensation relating to stock options .	—	—	230	—	—	230	—
Issuance of common stock under employee stock purchase plan	146	—	128	—	—	128	—
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	276	—	276	276
Net loss	—	—	—	—	(123,798)	(123,798)	(123,798)

Balance, December 31, 2001	27,129	2	274,869	637	(200,101)	75,407	(123,522)

Exercise of stock options	136	—	64	—	—	64	—
Repurchase of unvested common stock	(1)	—	(1)	—	—	(1)	—
Compensation relating to stock options	—	—	54	—	—	54	—
Issuance of common stock under employee stock purchase plan	68	—	67	—	—	67	—
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	(515)	—	(515)	(515)
Net loss	—	—	—	—	(16,374)	(16,374)	(16,374)

Balance, December 31, 2002	27,332	2	275,053	122	(216,835)	58,342	(17,249)

Exercise of stock options	801	—	894	—	—	894	—
Issuance of common stock under employee stock purchase plan	12	—	12	—	—	12	—
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	(122)	—	(122)	(122)
Cash Distribution to Stockholders	—	—	(42,198)	—	—	(42,198)
Net loss	—	—	—	—	(5,293)	(5,293)	(5,293)

Balance, December 31, 2003	28,145	$2	$233,761	$—	$(222,128)	$11,635	$(5,415)

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(5,293)	$(16,734)	$(123,798)
Reconciliation of net loss to net cash used by operating activities:
Depreciation and amortization	484	2,196	13,528
Provision for doubtful accounts	(54)	79	1,051
Lease abandonment expense	—	—	225
Compensation expense related to stock options	—	42	230
Restructuring related charges and impairments	2,251	768	15,551
Impairment of goodwill and other intangibles	—	6,546	75,298
Amortization of premiums (discounts) on investments	183	372	(135)
Loss on disposal of assets	—	—	22
Changes in assets and liabilities:
Accounts receivable	88	841	3,979
Royalties receivable		—	671
Prepaid expenses and other current assets	146	1,674	(462)
Other assets	690	457	613
Accounts payable	(52)	(262)	(1,112)
Accrued expenses	(6,993)	(4,619)	(5,957)
Deferred revenue	(370)	(1,085)	(1,908)
Other liabilities	(510)	(67)	(92)

Net cash used in operating activities	(9,430)	(9,792)	(22,296)

Cash flows from investing activities:
Purchases of short-term investments and marketable securities	(16,121)	(47,555)	(132,886)
Sales and maturities of short-term investments and marketable securities	39,046	82,114	154,461
Purchases of property and equipment	—	—	(248)

Net cash provided by investing activities	22,925	34,559	21,327

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock purchase plan	12	67	128
Proceeds from exercise of stock options and warrants, net of stock repurchases	894	63	53
Cash distribution to stockholders	(42,198)	—	—
Principal payments under capital lease obligations and notes payable	—	(97)	(679)

Net cash (used in) provided by financing activities	(41,292)	33	(498)

Net (decrease) increase in cash and cash equivalents	(27,797)	24,800	(1,467)
Cash and cash equivalents at beginning of year	39,729	14,929	16,396

Cash and cash equivalents at end of year	$11,932	$39,729	$14,929

Supplemental schedule of non-cash investing and financing activities:
Interest paid	$—	$24	$88

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization

     Net Perceptions, Inc. (the “Company”) was incorporated in Delaware on July 3, 1996. The Company developed and marketed software solutions that enabled its customers to interact more intelligently with their customers. On October 21, 2003, the Company announced that its board of directors had unanimously approved a plan of complete liquidation and dissolution, referred to as the plan of liquidation. The plan of liquidation was submitted to the Company’s stockholders for approval and adoption at a special meeting of stockholders originally scheduled for March 12, 2004, which was adjourned and reconvened on March 23, 2004. At the reconvened special meeting, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of a majority of the 28,145,338 shares of common stock outstanding as of the record date for the special meeting required to approve the proposal. Of the 15,773,134 shares represented in person or by proxy at the reconvened special meeting, 13,810,233 shares voted in favor of the proposal, 1,925,694 shares voted against and 37,207 shares abstained.

     The Company has significantly curtailed business operations and at April 1, 2004 had two employees. The Company anticipates that its board of directors will continue to review and consider possible actions or transactions which might be available to resolve the Company’s future in the near term in the best interest of all stockholders. These could include, among other actions or transactions, further sales or licenses of assets, an acquisition of or investment in the Company or other extraordinary transaction, adopting a new plan of complete liquidation and dissolution and seeking stockholder approval therefor and/or changes in the composition of the Company’s board of directors.

     The Company has historically been subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of electronic commerce, dependence on principal products and third-party technology, new product development and acceptance, actions of competitors, dependence on key personnel, lengthy sales cycle, availability of sufficient capital and a limited operating history.

2. Summary of significant accounting policies

Basis of presentation

     The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Revenues and identifiable assets attributable to the Company’s foreign subsidiaries were less than 10% of their respective totals. The equity method of accounting was used to account for the Company’s equity investment in a Japanese joint venture (see Note 10).

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

Revenue recognition

     The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” The Company derives revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support.

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

Concentrations of credit risk and significant customers

     Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. To minimize credit risk, ongoing credit evaluations are performed. Three customers accounted for 14%, 13% and 10% of total 2003 revenues and one customer accounted for 84% of accounts receivable at December 31, 2003. One customer accounted for 22% of total 2002 revenues and three customers accounted for 33%, 27% and 20% of accounts receivable at December 31, 2002. Three customers accounted for 12%, 11% and 10% of total 2001 revenues.

Cash equivalents, short-term investments and marketable securities

     Cash equivalents, short-term investments and marketable securities consist principally of commercial paper, government agency notes and money market funds. Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of 90 days or less. The Company determines the appropriate classification of short-term investments and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2003, all of the Company’s cash was held in money market accounts and its short-term investments and marketable securities value was $0. Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of stockholders’ equity.

     The Company’s debt and marketable equity securities were as follows:

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	gains	losses
As of December 31, 2002:
Government agencies	$17,258	$17,321	$63	$—
Corporate debt	5,850	5,909	59

	$23,108	$23,230	$122	$—

Fair value of financial instruments

     The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2003 and 2002.

Property and equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the individual assets; or the shorter of the estimated useful lives or underlying lease term (in the case of leasehold improvements and capital lease equipment). Estimated useful lives generally range from three to ten years. At December 31, 2003, substantially all of the Company’s property and equipment had been disposed, with the balance being fully depreciated at December 31, 2003.

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

Other assets

     Other assets consist primarily of operating lease deposits.

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

Net loss per share

     Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 0, 1, and 10 shares at December 31, 2003, 2002 and 2001, respectively (see Note 9). Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 2,029, 2,757, and 3,719 shares of the Company’s common stock were outstanding as of December 31, 2003, 2002 and 2001, respectively, and could potentially dilute earnings per share in future periods.

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

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of Statement of Financial

Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123”.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the Company’s stock options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31
	2003	2002	2001
Net loss, as reported	$(5,293)	$(16,734)	$(123,798)
Add: Stock-based employee compensation expense included in reported net loss	—	54	230
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,274)	(2,358)	(4,254)

Pro forma net loss	$(6,597)	$(19,038)	$(127,822)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.61)	$(4.59)

Pro forma	$(0.24)	$(0.69)	$(4.74)

     Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for option grants in all years; risk-free interest rates of 3.0%, 3.9% and 4.6%; expected lives of 5 years for option grants in all years; and volatility factors of 50%, 70% and 97%. The weighted-average fair value of options adjustments during 2003, 2002 and 2001 using the Black-Scholes option-pricing model was $0.16, $0.77 and $1.24 per share, respectively.

Recently issued accounting pronouncements

     In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, “Consolidation of Variable Interest Entities”, which represents a revision to FIN No. 46. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on its consolidated financial position, results of operations or cash flows.

3. Financial statement components

     Certain balance sheet components consist of the following:

     Rollforward of the allowance for doubtful accounts:

Balance December 31, 2000	$1,594
Provision	1,051
Write-offs	(2,995)
Recoveries	499

Balance, December 31, 2001	149
Provision	79
Write-offs	(151)
Recoveries	8

Balance, December 31, 2002	85
Provision	(54)
Write-offs	(3)
Recoveries	2

Balance, December 31, 2003	$30

     Property and equipment consist of the following:

	December 31,
	2003	2002
Computer hardware	$128	$3,719
Leasehold improvements	—	302
Purchased computer software	458	603
Furniture, fixtures and equipment	82	1,088

	668	5,712
Less: Accumulated depreciation and amortization	(668)	(4,616)

	$—	$1,096

     Depreciation and amortization expense was $484, $1,940 and $3,434 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Accrued liabilities consist of the following:

	December 31,
	2003	2002
Accrued wages and benefits	$225	$614
Accrued lease abandonment costs	—	383
Other accrued expenses	526	856

	$751	$1,853

4. Acquisition of Knowledge Discovery One

     In February 2000, the Company acquired Knowledge Discovery One, Inc. (“KD1”), a developer and marketer of advanced data analysis solutions for retailers. In this transaction, the Company acquired all of the outstanding shares of KD1 in exchange for 1,969 shares of its common stock, and KD1 became the Company’s wholly owned subsidiary. The value of the Company’s common stock issued for the KD1 acquisition was determined by the average of the Company’s stock price over a period ending shortly before the announcement of the acquisition. The Company also assumed all outstanding options to purchase KD1 common stock. The Company reserved 266 shares of its common stock for issuance upon the exercise of these options. The KD1 acquisition was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $117,815 was allocated to the acquired assets and liabilities assumed at their fair market values as of the transaction closing date, and the Company’s consolidated statements of operations do not include any revenues or expenses related to the acquisition prior to the closing date. Such acquired assets included intangible assets related to acquired technology (three year useful life), customer list (three-year useful life), workforce (four-year useful life) and goodwill (three-year useful life) of $4,000, $3,000, $1,000 and $110,755, respectively. The Company also assumed net liabilities of approximately $940.

     At March 31, 2001, the Company performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of KD1 as provided by APB No. 17, “Intangible Assets” and SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The assessment was performed primarily due to lower than expected revenues in the first quarter of 2001 (product revenues declined 87% from the same period in 2000 and 72% from the fourth quarter of 2000) and a downward revision in the first quarter of 2001 of the Company’s internal revenue projections based on the general economic conditions in the information technology sector, combined with changes in valuation models for technology companies, a continued decline in the Company’s first quarter 2001 stock price and its March 2001 plan of restructuring. As a result of its review, the Company recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. The charge was determined based upon the Company’s estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 40%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The estimated cash flows were consistently based on the Company’s internal operating plan. The discount rate was based upon the historical time-weighted returns for venture capital type investments for the ten-year period ended December 31, 2000 — a rate considered appropriate given the Company’s revenue levels at that time. The estimated terminal value was based on the Company’s recent revenue multiple based on trailing twelve months revenues as objectively observed from the Company’s then market capitalization.

     In conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed the transitional impairment test of goodwill as of January 1, 2002 and it was determined that the carrying value of goodwill was not impaired. At December 31, 2002, the Company performed its annual impairment assessment of goodwill and other intangible assets. As a result of this impairment test, the Company concluded that an impairment existed and that the impairment occurred due to events and changes in circumstances, which included lower than expected fourth quarter revenues and a revised 2003 forecast. As a result of the December 2002 impairment assessment, the Company recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value. The charge was determined based upon the Company’s estimated discounted cash flows over the estimated remaining useful life of the goodwill and other intangible assets, a terminal value at the end of this estimated life and using a discount rate of 35%. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made.

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

	Year Ended December 31,
	2003	2002	2001
Reported net loss	$(5,293)	$(16,734)	$(123,798)
Addback: Goodwill amortization	—	—	9,317

Adjusted net loss	$(5,293)	$(16,734)	$(114,481)

Basic and diluted earnings per share:
Reported net loss	$(0.19)	$(0.61)	$(4.59)
Goodwill amortization	—	—	0.34

Adjusted net loss	$(0.19)	$(0.61)	$(4.25)

     The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2002 and 2001 are as follows:

	Goodwill	Other intangibles	Total
Balance at December 31, 2000	$87,236	$4,958	$92,194
Amortization expense	(9,317)	(777)	(10,094)
Impairment	(71,406)	(3,892)	(75,298)

Balance at December 31, 2001	6,513	289	6,802
Amortization expense	—	(256)	(256)
Impairment	(6,513)	(33)	(6,546)

Balance at December 31, 2002	$—	$—	$—

6. Restructuring related charges and impairments

     During 2003, 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and 2001, respectively.

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

     In the first quarter of 2002 the Company further reduced its workforce by 15% or 15 positions, and recorded $367 in related employee termination costs. During the second quarter of 2002 the Company recorded restructuring related charges of $401, of which $139 related to employee termination costs due to a reduction in workforce by 18 positions or 21%, $291 represented the write-down of certain fixed assets and $(29) was a reversal of previously recorded restructuring related charges resulting from revised estimates of other costs.

     The Company recorded restructuring related charges of $1,200 in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, employee termination costs due to a reduction of workforce by 22 positions and $413 for estimated losses on the disposal of fixed assets. The Company recorded additional restructuring related charges of $1,051 in the third quarter of 2003 related primarily to the termination of three real estate lease agreements, and employee termination costs due to a reduction of workforce by 12 positions. The aggregate cash payments for the lease terminations were approximately $5.4 million.

     The following table presents a summary of the Company’s real estate related contractual obligations as of December 31, 2003:

	2004	Total
Operating leases	$89	$89
Executed sublease agreements	(59)	(59)

Net contractual cash obligation	$30	$30

     Operating lease obligations relate to one remaining vacated facility in San Francisco, CA, the majority of which is sublet. The Company is actively seeking to sublease the remaining vacant portion of this office space and is also attempting to negotiate the termination of this lease. The Company currently occupies approximately 1,500 square feet of office space pursuant to a month-to-month lease in Edina, Minnesota. As of December 31, 2003, the Company estimated total future sublease income of $59 pursuant to existing sublease arrangements.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of December 31, 2003:

		Employee		Fixed
	Lease	Severance		Asset
	Commitments	and		Disposals
	and Related	Termination		and Other
	Items	Costs	Subtotal	Costs	Total
Restructuring Related Charges and Impairments Net of Reversal	$10,649	$1,634	$12,283	$3,268	$15,551
Restructuring Payments	(2,233)	(1,523)	(3,756)	(195)	(3,951)
Sublease Income and proceeds from the Sale of Fixed Assets	280	–	280	261	541
Non-Cash Asset Disposals and Deferred Rent Write-Off	(1,800)	–	(1,800)	(2,908)	(4,708)

Accrued Restructuring as of December 31, 2001	$6,896	$111	$7,007	$426	$7,433

Restructuring Related Charges and Impairments	–	506	506	262	768
Restructuring Payments	(4,024)	(547)	(4,571)	(66)	(4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,299	–	1,299	68	1,367
Non Cash Asset Disposals	–	–	–	(642)	(642)
Reclassification of Accrued Lease Exit Costs	383	–	383	–	383

Accrued Restructuring as of December 31, 2002	$4,554	$70	$4,624	$48	$4,672

Restructuring Related Charges and Impairments	1,249	589	1,838	413	2,251

		Employee		Fixed
	Lease	Severance		Asset
	Commitments	and		Disposals
	and Related	Termination		and Other
	Items	Costs	Subtotal	Costs	Total
Restructuring Payments	(8,094)	(652)	(8,746)	(51)	(8,797)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,832	—	1,832	165	1,997
Non Cash Asset Disposals and Deferred Rent Write-Off	489	—	489	(575)	(86)

Accrued Restructuring as of December 31, 2003	$30	$7	$37	$–	$37

7. Income taxes

     For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $119,000 and research and development credit carry-forwards of $151 at December 31, 2003. The net operating loss and research and development credit carry-forwards expire in 2011 through 2023 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carry-forwards	$45,134	$39,791
Restructuring related costs	20	2,109
Research and development credit carry-forwards.	196	146
Accrued vacation and other current liabilities.	843	1,355
Accounts receivable allowance	12	33

Total deferred tax assets	46,205	43,434
Valuation allowance	(46,205)	(43,434)

Total net deferred income taxes	$—	$—

8. Long-term liabilities

     Long-term liabilities consist of the following:

	December 31,
	2003	2002
Deferred rent	$—	$510
	—	510
Less: Current portion	—	—

	$—	$510

9. Stockholders’ equity

     The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2003, the total number of shares that the Company was authorized to issue was 105,000 shares, of which 100,000 were common stock and 5,000 were preferred stock. On August 6, 2003 the Company announced a cash distribution to stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003. On September 2, 2003, the Company distributed $42.2 million to the common stockholders that was reflected as a reduction to additional paid in capital.

Stock option plans

     In April 2000, the Company’s board of directors adopted the 2000 Stock Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. During fiscal year 2002, no options were granted under the 2000 Plan. The total number of options available for future grants under the 2000 Plan was 447 at December 31, 2003. Stock options granted under the 2000 Plan typically vest over four years and generally expire ten years from the date of grant.

     In February 1999, the Company’s board of directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and nonqualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2003, 1,000 options were granted under the 1999 Plan. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the 1999 Plan will, in accordance with the terms of the 1999 Plan, be increased automatically by the lesser of 5% of the total number of common shares then outstanding or 1,500 shares. Accordingly, the number of shares of common stock reserved for issuance under the 1999 Plan increased by 0 and 1,356 shares in 2003 and 2002, respectively. The total number of options available for future grants under the 1999 Plan was 2,524 at December 31, 2002. Stock options granted under the 1999 Plan typically vest over four years and generally expire ten years from the date of grant.

     In February 1999, the Company’s board of directors adopted the 1999 Non-Employee Director Option Plan (the “1999 Non-Employee Plan”) under which nonqualified stock options are granted to non-employee directors of the Company. The 1999 Non-Employee Plan was amended and restated in April 2001. Under the 1999 Non-Employee Plan, 60, 195, and 30 options were granted in fiscal year 2003, 2002 and 2001, respectively. As of December 31, 2003, 0 options were available for future grant under the 1999 Non-Employee Plan. Stock options granted under the 1999 Non-Employee Plan to a director upon his or her initial election or appointment typically become exercisable over a two-year period after issuance and expire ten years from the date of grant. Stock options granted under the 1999 Non-Employee Plan to a director at each annual meeting of the Company’s stockholders typically are immediately exercisable and expire ten years from the date of grant.

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

     Deferred compensation related to stock options granted below fair market value in 1999 and 1998 totaled $2,826. Such compensation is considered deferred compensation and amortized over the four-year repurchase period of the common stock underlying the related options. Related amortization of stock compensation expense was $0, $42 and $173 in fiscal years 2003, 2002 and 2001, respectively.

     Stock compensation expense related to accelerated vesting of stock options was $12 in 2002.

     Stock compensation expense recorded in the functional expense categories within operating expenses in 2003, 2002 and 2001, was allocated as follows:

	2003	2002	2001
Sales and marketing	$—	$24	$39
Research and development	—	8	154
General and administrative	—	10	37
Restructuring	—	12	0

	$—	$54	$230

     As a result of the September 2, 2003 cash distribution paid to stockholders discussed above, the Board approved an adjustment to the exercise price of all of our outstanding options to take effect on the close of business on September 3, 2003. The adjustment was to in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. In addition, no adjustment was made to any options with exercise prices above $2.00 per share. As a result of the adjustment, 870 stock options with an average exercise price of $1.51 were adjusted to 3,715 stock options with an average exercise price of $0.32. In accordance with FIN 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to stockholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change and the ratio of the exercise price per share to the market value per share was not reduced.

     A summary of activity of the Company’s stock option plans is presented below:

	Years Ending December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,757	$3.26	3,719	$4.97	3,452	$14.16
Granted	61	1.63	275	1.37	2,846	1.40
9/3/03 pre adjustment options	(870)	1.51	—	—	—	—
9/3/03 post adjustment options	3,715	0.32	—	—	—	—
Exercised	(801)	1.12	(136)	.47	(115)	.53
Canceled	(2,833)	1.54	(1,101)	8.91	(2,464)	13.74

Outstanding at end of year	2,029	$1.83	2,757	$3.26	3,719	$4.97

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range Of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.22 — $0.25	835	7.65	$0.23	273	$0.23
$0.30 — $0.37	905	7.76	0.31	315	0.34
$2..88 — $50.00	289	6.10	11.19	259	11.97

Total	2,029	7.48	$1.83	847	$3.86

Employee Stock Purchase Plan

     In February 1999, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The initial number of shares of common stock reserved for issuance under the Purchase Plan was 1,000. Each year, beginning January 1, 2000 and ending January 1, 2004, the number of shares of common stock reserved for issuance under the Purchase Plan was, in accordance with the terms of the Purchase Plan, automatically increased by the lesser of 2% of the total number of common shares then outstanding or 600 shares. The number of shares of common stock reserved for issuance under the Purchase Plan increased by 300 in each of 2003, 2002 and 2001. The Company terminated the Purchase Plan effective October 27, 2003. During 2003, 2002 and 2001, 12, 68, and 146 shares, respectively, were issued under the Purchase Plan.

Stockholders’ rights plan

     In June 2001, the Company entered into a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, stockholders of record on June 14, 2001 were distributed Rights (the “Rights”) to acquire one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”), at a rate of one Right for each share of the Company’s common stock (the “Common Stock”) held by stockholders on such date. Each share of common stock issued after the June 14th, 2001 record date has an attached Right. The Rights trade together with the Common Stock and generally become exercisable on the tenth day after a person or group (i) acquires 15% of more of the outstanding Common Stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 15% or more of the Common Stock. In the event that a person or group acquires 15% or more of the Common Stock (a “Stock Acquisition”), each Right not owned by the 15% or more stockholder (the “Acquiring Person”) and its affiliates would become exercisable for, upon payment of the exercise price of the Right (currently, $15), either Preferred Stock or Common Stock in an amount equal to the then current exercise price of the Right divided by one half the then current market price of the Common Stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for, upon payment of the exercise price of the Right, common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person’s common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by the Company’s board of directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

     On December 22, 2003, the board of directors adopted an amendment to the Rights Agreement. The amendment provides, in effect, that the rights issued under the Rights Agreement will not be separately distributed to the Company’s stockholders and become exercisable solely as a result of the commencement of a tender offer or exchange offer for all outstanding shares of the Company’s common stock. In addition, the amendment provides that the rights will not “flip-in” and entitle a holder to purchase shares of the Company’s common stock at a discount upon consummation of such an offer that results in the bidder beneficially owning at least 85% of the outstanding shares of the Company’s common stock, excluding for purposes of determining the number of shares of common stock outstanding those shares owned by directors who are also officers of the Company and shares owned by stock plans sponsored by the Company in which Company employee participants do not have the right to determine confidentially whether shares of Company common stock held subject to such stock plan(s) will be tendered in a tender offer or exchange offer. Also, pursuant to the amendment, the rights will not be triggered by a subsequent merger of the Company with such a bidder in which the Company’s stockholders receive the same consideration as was paid or issued in the tender offer or exchange offer. The amendment was intended to remove the Rights Agreement as an impediment to a bidder completing its offer and a subsequent merger, while also affording protection to stockholders who did not tender their shares in the bidder’s first-step tender or exchange offer, if the holders of a substantial majority of the Company’s stock elected to accept the bidder’s offer. The amendment also clarified that stockholders who entered into voting agreements or understandings solely regarding voting on the plan of liquidation would not be deemed, for purposes of the Rights Agreement, to beneficially own the shares owned by the other parties to such agreements or understandings. This aspect of the amendment was intended to allow stockholders to freely consult with one another, form groups, and enter into agreements, with respect to voting at the special meeting on the plan of liquidation, without triggering the rights under the Rights Agreement. However, since the plan of liquidation did not receive the requisite stockholder vote required for approval, this aspect of the amendment is no longer applicable.

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

11. Commitments and contingencies

     Operating leases

     The Company has entered into operating lease commitments for its office space. In connection with the restructuring described in Note 6, the Company has terminated all of its office leases with the exception of its San Francisco, CA location. The Company is seeking to sublease this remaining excess space. However, the Company remains obligated under this lease agreement. Minimum future lease payments due under the agreement is $89 at December 31, 2003. Under the terms of an existing sublease agreement, the Company expects to receive payments of $59 in 2004. However, there is a risk that the subtenant may breach the terms of the sublease agreement and the Company may not receive all of the expected payments.

     Rent expense totaled $300, $720 and $1,709 for the years ended December 31, 2003, 2002 and 2001, respectively.

Contingencies

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering, several other underwriters who participated in the initial public offering, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s then chief financial officer and currently its president and chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with the Company’s initial public offering and follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with the Company’s direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters’ compensation and the market prices of the Company’s common stock following its initial public offering and in its follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of the Company’s common stock sold in its initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of the Company’s common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of the Company’s common stock in its follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the Company’s common stock between April 22, 1999 and December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr. Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs’ claims in all of the related cases. On February 19, 2003, the court ruled against the Company on this motion.

     A special committee of the Company’s board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. Any such settlement would be subject to approval by the court.

     The Company believes that the allegations against it are without merit. However, the Company is unable to predict the outcome or ultimate effect of this litigation.

     On October 29, 2003, a purported class action lawsuit was filed against the Company, its current directors and unnamed defendants in the District Court, Fourth Judicial District, of the State of Minnesota, County of Hennepin captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated, vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and Does 1-25, inclusive, File No. 03-17820. The complaint alleged, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and sought to enjoin the proposed liquidation of the Company and to recover reasonable attorneys’ and experts’ fees. On November 24, 2003, defendants filed a motion to dismiss the lawsuit, and by order dated March 8, 2004, the court dismissed the complaint with prejudice. By letter dated March 9, 2004, the plaintiff requested the court’s permission to file a motion to reconsider the decision dismissing the complaint with prejudice. On March 18, 2004, the court denied the plaintiff’s request.

12. 401(k) plan

     The Company had a 401(k) employee retirement plan under which eligible employees could contribute up to 20% of their annual compensation, subject to certain limitations. Employees vested immediately in their contributions and earnings thereon. The plan allowed for, but did not require, the Company to match employee contributions. The Company did not make any such matching contributions. The Company terminated this 401(k) employee retirement plan on September 30, 2003, effective upon the distribution of all assets held by the plan to the plan participants.

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

     Sales to customers located outside of the United States totaled 11%, 14% and 20% of total revenues in 2003, 2002 and 2001 respectively. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 2003, 2002 or 2001. Assets held at international locations did not exceed 10% of total assets at December 31, 2003 or 2002.

14. Related Party Transaction

     In December 2000, the Company entered into a full recourse secured promissory note and security agreement with an officer of the Company. Under the terms of the agreement, up to $300 could be loaned to the officer prior to April 15, 2001 solely to pay federal income tax owed by the officer in connection with the officer’s exercise in March 2000 of an option to purchase shares of the Company’s stock. Amounts outstanding under the note bear interest at 8% per annum and are partially secured by 33,000 shares of the Company’s stock held by the officer and pledged to the Company. On April 11, 2001, $258 was loaned to the officer to pay alternative minimum tax relating to the option exercise under the terms of the note.

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

     The principal balance of the loan is being amortized to expense ratably over the term of the agreement commencing in April 2001. As of December 31, 2003, the balance of $21 is included in prepaid expenses and other current assets. As of April 1, 2004, the note was completely forgiven in accordance with its terms.

15. Subsequent Events

     On March 31, 2004, the Company entered into an amendment to the patent purchase agreement entered into on December 30, 2003 between the Company and Thalveg Data Flow LLC pursuant to which it received $1,800 for the sale of its patent portfolio. The amendment removed the stockholder approval condition to closing, through the adoption of the plan of liquidation or otherwise. The patent purchase agreement includes a royalty-free, non-exclusive license back to the Company. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license.

     On April 1, 2004, the Company entered into an agreement with Tornago, Inc. (“Tornago”), a corporation formed by three non-officer former employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60. This amount represents approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company will continue to recognize the deferred revenue as earned and the $60 will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. No intellectual property of the Company was transferred under the agreement. Under the agreement, the Company will receive, for a period of two years, a 15% royalty on any follow-on services sold by Tornago.

     In connection with the agreement with Tornago, the Company terminated the employment of the remaining members of its engineering staff, effective March 31, 2004, and will pay severance to these employees in accordance with existing agreements. As of April 1, 2004, the Company has two employees, both of whom are executive officers.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET PERCEPTIONS, INC.

By:	/s/ Thomas M. Donnelly

Thomas M. Donnelly
President and Chief Financial Officer

Date: April 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 13, 2004.

Signature	Title
/s/ THOMAS M. DONNELLY Thomas M. Donnelly	President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ JOHN T. RIEDL John T. Riedl	Director

/s/ JOHN F. KENNEDY John F. Kennedy	Director

/s/ ANN L. WINBLAD Ann L. Winblad	Director

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Patent Purchase Agreement, dated December 30, 2003, between Thalveg Data Flow LLC and Net Perceptions, Inc., as amended on March 31, 2004 (1)

3.1(a)	Amended and Restated Certificate of Incorporation (2).

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (3).

3.2	Amended and Restated Bylaws as amended through August 5, 2003 (4).

4.1	Amended and Restated Investor’s Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (2).

4.2	Specimen common stock certificate (2).

4.3	Specimen common stock certificate (including Rights Agreement Legend) (5).

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (6).

4.5	Amendment No. 1 to Rights Agreement dated as of December 22, 2003 (7).

4.6	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (6).

4.7	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (6).

10.1*	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers (2).

10.2*	1996 Stock Plan (2).

10.3*	1999 Equity Incentive Plan (2).

10.4*	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001 (8).

10.5*	Employee Stock Purchase Plan (2).

10.8*	2000 Stock Plan (9).

10.9*	Change in Control Severance Plan and Summary Plan Description (2).

10.11*	Severance Agreement, dated as of November 9, 2001, between Net Perceptions, Inc. and Thomas M. Donnelly(10).

10.12	Full Recourse Secured Promissory Note and Security Agreement, dated December 7, 2000, entered into by Thomas M. Donnelly in favor of Net Perceptions, Inc. (11)

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

31.1	Certification of chief executive officer and chief financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and 15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed April 1, 2004.

(2)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(3)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.

(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001.

(7)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed December 23, 2003.

(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.

(9)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

(10)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for Fiscal Year Ended December 31, 2001.

(11)	Incorporated by reference to Net Perceptions’ Amendment No. 1 to its Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2002.