Form 10-Q
period 2004-03-31
NET PERCEPTIONS INC
filed 2004-05-11
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, there were outstanding 28,283,347 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,004	$11,932
Accounts receivable, net	35	355
Prepaid expenses and other current assets	223	481

Total current assets	13,262	12,768
Other assets	35	35

Total assets	$13,297	$12,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$240	$—
Accrued liabilities	139	751
Deferred revenue	259	380
Accrued restructuring costs	18	37

Total current liabilities	656	1,168

Total liabilities	656	1,168

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	233,789	233,761
Accumulated deficit	(221,150)	(222,128)

Total stockholders’ equity	12,641	11,635

Total liabilities and stockholders’ equity	$13,297	$12,803

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product	$354	$138
Service and maintenance	146	478

Total revenues	500	616
Cost of revenues:
Product	—	—
Service and maintenance	102	216

Total cost of revenues	102	216
Gross Margin	398	400
Operating expenses:
Sales and marketing	—	706
Research and development	250	665
General and administrative	1,028	436
Gain on sale of patents	(1,800)	—
Restructuring related charges	(7)	1,200

Total operating expenses	(529)	3,007

Operating income (loss)	927	(2,607)
Other income (expense):
Interest income	26	216
Other income (expense)	25	(8)

Total other income, net	51	208

Net income (loss)	$978	$(2,399)

Net income (loss) per share:
Basic	$0.03	$(0.09)
Diluted	$0.03	$(0.09)
Shares used in computing basic and diluted net income (loss) per share:
Basic	28,206	27,365
Diluted	28,641	27,365

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$978	$(2,399)
Reconciliation of net income (loss) to net cash used in operating activities:
Gain on sale of patents	(1,800)	—
Depreciation and amortization	—	274
Provision for (recovery of) doubtful accounts	(25)	6
Restructuring related charges	—	1,200
Amortization of premiums on investments	—	77
Changes in assets and liabilities:
Accounts receivable	345	247
Prepaid expenses and other assets	258	49
Accounts payable	240	(50)
Accrued expenses and other liabilities	(631)	(880)
Deferred revenue	(121)	71
Other long-term liabilities	—	(9)

Net cash used in operating activities	(756)	(1,414)
Cash flows from investing activities:
Proceeds from sale of patents	1,800	—
Purchases of short-term investments	—	(16,121)
Sales and maturities of short-term investments	—	8,000

Net cash provided by (used in) investing activities	1,800	(8,121)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of stock repurchases	28	68
Proceeds from issuance of stock under employee stock purchase plan	—	—

Net cash provided by financing activities	28	68

Net increase (decrease) in cash and cash equivalents	1,072	(9,467)
Cash and cash equivalents at beginning of period	11,932	39,729

Cash and cash equivalents at end of period	$13,004	$30,262

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2003, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2004. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

     Accumulated other comprehensive income (loss) consists entirely of unrealized gain (loss) on available-for-sale investments. Changes in unrealized gain (loss) on available-for-sale investments were $0 and $(2) during first quarter of 2004 and 2003, respectively. Comprehensive income equaled net income for the three months ended March 31, 2004. Comprehensive loss was $2,401 for the three months ended March 31, 2003.

Note 2. Stock-based compensation

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FASB Statement No. 123.” The Company has chosen to continue with its current practice of applying the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure requirements of SFAS No. 148 in its discussion of stock-based employee compensation but the alternative transition options made available by the standard have not been implemented.

     The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$978	$(3,472)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(62)	(485)

Pro forma net income (loss)	$916	$(2,884)

Net income (loss) per share:
Basic
As reported	$0.03	$(0.13)

Pro forma	$0.03	$(0.11)

Diluted
As reported	$0.03	$(0.09)

Pro forma	$0.03	$(0.11)

Note 3. Per Share Data

     Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options. Shares used in the diluted net income (loss) per share for the three months ended March 31, 2004 and March 31, 2003, exclude the impact of 289 and 2,499 potential common shares from exercise of stock options, respectively, which were anti-dilutive.

	Three Months Ended
	March 31,
	2004	2003
Basic earnings per share calculation:
Net income (loss)	$978	$(2,399)

Weighted average common shares – basic	28,206	27,365
Basic net income (loss) per share	$0.03	$(0.09)

Diluted earnings per share calculation:
Net income (loss)	$978	$(2,399)

Weighted average common shares – basic	28,206	27,365
Effect of dilutive stock options	435	—

Weighted average common shares – diluted	28,641	27,365
Diluted net income (loss) per share	$0.03	$(0.09)

Note 4. Restructuring Related Charges and Impairments

     During 2003, 2002 and 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $2,300, $768 and $15,600 during 2003, 2002 and 2001, respectively.

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

     The Company’s remaining commitments as of March 31, 2004 consisted primarily of obligations under one operating lease. The following table summarizes this contractual lease obligation as of March 31, 2004:

2004

Operating leases	$33
Executed sublease agreements	(15)

Net contractual cash obligation	$18

     The operating lease obligation relates to one remaining vacated facility in San Francisco, CA, the majority of which is sublet. The Company currently occupies approximately 1,500 square feet of office space pursuant to a month-to-month lease in Edina, Minnesota.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of March 31, 2004:

		Employee		Fixed
	Lease	Severance		Asset
	Commitments	and		Disposals
	and Related	Termination		and Other
	Items	Costs	Subtotal	Costs	Total
Restructuring Related Charges and Impairments Net of Reversal	$10,649	$1,634	$12,283	$3,268	$15,551
Restructuring Payments	(2,233)	(1,523)	(3,756)	(195)	(3,951)
Sublease Income and proceeds from the Sale of Fixed Assets	280	—	280	261	541
Non-Cash Asset Disposals and Deferred Rent Write-Off	(1,800)	—	(1,800)	(2,908)	(4,708)

Accrued Restructuring as of December 31, 2001	$6,896	$111	$7,007	$426	$7,433

Restructuring Related Charges and Impairments	—	506	506	262	768
Restructuring Payments	(4,024)	(547)	(4,571)	(66)	(4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,299	—	1,299	68	1,367
Non Cash Asset Disposals	—	—	—	(642)	(642)
Reclassification of Accrued Lease Exit Costs	383	—	383	—	383

Accrued Restructuring as of December 31, 2002	$4,554	$70	$4,624	$48	$4,672

Restructuring Related Charges and Impairments	1,249	589	1,838	413	2,251
Restructuring Payments	(8,094)	(652)	(8,746)	(51)	(8,797)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,832	—	1,832	165	1,997
Non Cash Asset Disposals and Deferred Rent Write-Off	489	—	489	(575)	(86)

Accrued Restructuring as of December 31, 2003	$30	$7	$37	$—	$37

Restructuring Related Reversal	—	(7)	(7)	—	(7)
Restructuring Payments	(12)	—	(12)	—	(12)
Accrued Restructuring as of March 31, 2004	$18	$—	$18	$—	$18

Note 5. Commitments and Contingencies

Litigation

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering, several other underwriters who participated in the initial public offering, Steven J. Snyder, the Company’s then president and chief executive officer, and Thomas M. Donnelly, the Company’s chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.

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

     On October 29, 2003, a purported class action lawsuit was filed against the Company, its current directors and unnamed defendants in the District Court, Fourth Judicial District, of the State of Minnesota, County of Hennepin captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated, vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and Does 1-25, inclusive, File No. 03-17820. The complaint alleged, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and sought to enjoin the proposed liquidation of the Company and to recover reasonable attorneys’ and experts’ fees. On November 24, 2003, defendants filed a motion to dismiss the lawsuit, and by order dated March 8, 2004, the court dismissed the complaint with prejudice. By letter dated March 9, 2004, the plaintiff requested the court’s permission to file a motion to reconsider the decision dismissing the complaint with prejudice. On March 18, 2004, the court denied the plaintiff’s request. On April 9, 2004, the plaintiff filed a notice of appeal and statement of the case with the Court of Appeals of the State of Minnesota and, on April 22, 2004, defendants filed their statement of the case with the Court of Appeals. Defendants continue to believe that the claims in this lawsuit are without merit, and are in fact moot, and intend to continue to vigorously defend them during this appeals process.

Contingencies

     As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has insurance that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company believes the liability for these agreements as of March 31, 2004 is not material.

     In the past, the Company entered into standard indemnification agreements from time to time in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, which is generally the business partner or customer, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the use of the Company’s products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company believes the liability for these agreements as of March 31, 2004 is not material.

Note 6. Income Taxes

     For federal income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $119,000 and research and development credit carry-forwards of $151 at December 31, 2003. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. A sale of the Company at this time may result in a substantial limitation to these net operating loss carry-forwards under Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

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

Note 8. Gain on Sale of Patents

     On March 31, 2004, the Company completed the sale of its patent portfolio to Thalveg Data Flow LLC for $1,800 pursuant to a patent purchase agreement entered into on December 30, 2003 and amended on March 31, 2004. The patent purchase agreement includes a royalty-free, non-exclusive license back to the Company. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license.

Note 9. Subsequent Events

     On April 21, 2004, the Company announced the simultaneous signing and closing of a strategic investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash and cash equivalent assets to enhance stockholder value. As part of the Company’s asset redeployment strategy, the Company will attempt to sell or otherwise dispose of the remaining assets used in its historical operating business. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of the Company’s common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction expenses. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

     In addition, on April 21, 2004, the Company’s board of directors voted to increase its size from three to four members. Ann Winblad resigned as a director and Warren B. Kanders and Nicholas Sokolow were appointed to fill the vacancies, so that the Board is now comprised of the two new directors and John F. Kennedy and John T. Riedl. In addition, Mr. Kanders was appointed as the Executive Chairman of the Board and Nigel P. Ekern was appointed as Chief Administrative Officer and Secretary to oversee the Company’s operations and to assist with the Company’s asset redeployment strategy. Effective April 21, 2004, Thomas M. Donnelly resigned as the Company’s President. Effective upon the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-Q, Mr. Donnelly will resign as Chief Financial Officer and Treasurer, at which time he will receive severance payments in accordance with a separation agreement with the Company. Mr. Donnelly will continue to serve as a part-time consultant for a limited transition period.

     In connection with this transaction, the Company also entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible.

     Also in connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results and actual events could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 of this report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) under the heading “Risk Factors That May Affect Our Future Results” and those described in our previous filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they were made. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

     We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and 9 as of December 31, 2003. As of May 7, 2004, the Company has four employees, three of whom are executive officers.

     We have sustained losses on an annual basis since inception. As of March 31, 2004, we had an accumulated deficit of $221 million. Our net loss was $5.3 million for the year ended December 31, 2003, compared to a net loss of $16.7 million in the prior year. The losses referred to in this paragraph resulted from costs incurred in the development and marketing of our products and services, significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

     In February 2003, we engaged Piper Jaffray to act as our financial advisor in connection with the potential sale of the Company. On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share or a total of approximately $42.2 million, which was reflected as a reduction to additional paid-in capital. We also reduced our workforce by twelve positions to ten full-time employees. In addition, as a result of the cash distribution paid on September 2, 2003, our board of directors approved an adjustment to our outstanding options that took effect on the close of business on September 3, 2003. The adjustment was to in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. In accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25,” there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to stockholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change and the ratio of the exercise price per share to the market value per share was not reduced.

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

     On March 31, 2004, we and Thalveg Data Flow, LLC, (“Thalveg”) executed an amendment to the patent purchase agreement which had been entered into on December 30, 2003, and we completed the sale of our patent portfolio provided for therein for a purchase price of $1.8 million in cash. The patent purchase agreement, as amended, includes a royalty-free, non-exclusive license back to us. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software products.

     In addition, on March 31, 2004 we announced that we had granted to a software company a non-exclusive source code license to a portion of the Company’s intellectual property and sold certain technology related to a product discontinued in 2002. The aggregate consideration for this sale and license was $325,000.

     On April 1, 2004, we entered into an agreement with Tornago Systems, Inc., or Tornago, a corporation formed by three non-officer former employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represents approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company will continue to recognize the deferred revenue as earned and the $60,000 will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. Under the agreement, we will receive a 15% royalty on any follow-on services sold by Tornago through April 1, 2006.

     In connection with the agreement with Tornago, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and paid severance to these employees in accordance with existing agreements.

     While we expect to continue to service our existing customers through Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer actively marketing or directly supporting our products and have not retained any employees to do so. We expect that the size of our customer base will decline and we do not expect that future product or service revenues, if any, will be significant. We anticipate that our operating expenses will continue to decline in 2004, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. While we reported a net profit for the first quarter of 2004 due to the Thalveg transaction, we do not expect to generate an operating profit for 2004 or the foreseeable future. Our ability to become profitable will depend, among other things, on our identification and acquisition of a new operating business and the success of that business.

RECENT DEVELOPMENTS

     On April 21, 2004, we announced the simultaneous signing and closing of a strategic investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value. As part of our asset redeployment strategy, we will attempt to sell or otherwise dispose of the remaining assets used in our historical operating business. We issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of Net Perceptions as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction expenses. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

     In addition, on April 21, 2004, our board of directors voted to increase its size from three to four members. Ann Winblad resigned as a director and Warren B. Kanders and Nicholas Sokolow were appointed to fill the vacancies, so that the Board is now comprised of the two new directors and John F. Kennedy and John T. Riedl. In addition, Mr. Kanders was appointed as the Executive Chairman of the Board and Nigel P. Ekern was appointed as Chief Administrative Officer and Secretary to oversee our operations and to assist with our asset redeployment strategy. Effective April 21, 2004, Thomas M. Donnelly resigned as our President. Effective upon the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-Q, Mr. Donnelly will resign as Chief Financial Officer and Treasurer, at which time he will receive severance payments in accordance with a separation agreement with the Company. Mr. Donnelly will continue to serve as a part-time consultant for a limited transition period.

     As part of our asset redeployment strategy, we are currently working to identify suitable merger or acquisition opportunities that can serve as a platform for future growth. Although we are not targeting specific business industries for potential mergers or acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering stability and growth potential. In addition, we believe that our common stock, which is publicly traded on the NASDAQ Small Cap Market, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger partners or acquisition candidates.

     Period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the foregoing and the risks identified below under the heading “Factors That May Affect Our Future Results.” We may not be successful in addressing these risks.

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

     Litigation. We have not recorded an estimated liability related to the pending class action lawsuit related to our initial and follow-on public offerings in which we are named. For a discussion of this matter, see the section of this report entitled “Legal Proceedings.” Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and make or revise our estimate(s) accordingly, which could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product	71%	22%
Service and maintenance	29	78

Total revenues	100	100
Cost of revenues:
Product	—	—
Service and maintenance	20	35

Total cost of revenues	20	35
Gross Margin	80	65
Operating expenses:
Sales and marketing	—	115
Research and development	50	108
General and administrative	205	71
Gain on sale of patent rights	(360)
Restructuring related charges	(1)	195

Total operating expenses	(106)	489

Operating income (loss)	186	(424)
Other income, net:	10	34

Net loss	196%	(390)%

REVENUES

     Total revenues. Total revenues decreased 19% to $500,000 for the three months ended March 31, 2004, from $616,000 for the same period in 2003. Revenues from sales in the United States were $462,000 in the first quarter of 2004 compared to $541,000 in the same period of 2003, representing 92% and 88% of total revenues respectively. Revenues from international sales in the first quarter of 2004 were $38,000, or 8% of total revenues, compared to $75,000, or 12% of total revenues in the same period of 2003. As a result of the downsizing of our business and operations, we no longer maintain a direct sales force. International sales have generally been denominated in United States dollars.

     As described in this Item 2 under “Overview”, we are no longer actively marketing our products, and we do not expect that future revenues from these products or services related to these products, if any, will be significant.

     Product revenues. Product revenues increased 157% to $354,000 for the three months ended March 31, 2004, compared to $138,000 for the same period of 2003. Product revenues comprised 71% of total revenues for the first quarter of 2004 compared to 22% for the same period of 2003. The increase in product revenues is primarily attributable to a single transaction where we granted a software company a non-exclusive source code license to a portion of our intellectual property and sold certain technology related to a product discontinued in 2002. The aggregate consideration for this sale and license was $325,000. We expect limited product revenues for the foreseeable future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Our professional service revenues include business consulting, implementation support, and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 69% to $146,000 for the quarter ended March 31, 2004 from $478,000 for the quarter ended March 31, 2003. Service and maintenance revenues comprised 29% and 78% of total revenues for the quarters ended March 31, 2004 and 2003, respectively. The decrease in service and maintenance revenues in absolute dollars reflected lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, as well as customer perceptions about our ability to support our products in the future. As described in this Item 2 under “Overview”, we entered into an agreement on April 1, 2004 with Tornago, Inc. to fulfill our existing prepaid customer support obligations. We do not anticipate entering into additional service and maintenance agreements with customers. Therefore, we expect service and maintenance revenues to continue to decline in 2004.

COST OF REVENUES

     Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. No royalties were payable to third parties and no amortization expense existed during the periods presented related to intangible assets which historically represented the costs of product revenues. We do not expect any future costs of product revenues to be significant.

     Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 53% to $102,000 for the quarter ended March 31, 2004 from $216,000 for the quarter ended March 31, 2003. Cost of service and maintenance revenue in 2004 and 2003 represented 70%, and 45% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts and significantly decreased use of third-party consultants to staff consulting engagements. Due to the further headcount reductions undertaken in August 2003 and thereafter, and, as described above in this Item 2 under “Overview”, because we entered into a contract with Tornago to fulfill certain prepaid support obligations and in connection therewith terminated the employment of the remaining members of our engineering staff, we expect that our cost of service and maintenance revenues will continue to decrease in 2004.

OPERATING EXPENSES

     As described in this Item 2 under “Overview”, we are no longer actively marketing or directly supporting our products and do not expect to incur significant operating expenses in 2004 relating to sales and marketing and research and development. Also as described under Item 2 under “Recent Developments”, on April 21, 2004 we announced the simultaneous signing and closing of a strategic investment into the Company by Olden Acquisition LLC for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value.

     As part of our asset redeployment strategy, we are currently working to identify suitable merger or acquisition opportunities that can serve as a platform for future growth. Although we are not targeting specific business industries for potential mergers or acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering stability and growth potential. We anticipate that we may incur significant expenses in connection with this process, consisting principally of professional fees and expenses, as well as costs associated with maintaining our public company status.

     Sales and marketing. Historically, our sales and marketing expenses have consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 100% to $0 for the three month period ended March 31, 2004 compared to $706,000 for the three months ended March 31, 2003. Sales and marketing expenses were 0% and 115% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer actively market our products. We expect sales and marketing expenses will be minimal, if any, for the balance of 2004.

     Research and development. Research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 62% to $250,000 for the three months ended March 31, 2004 compared to $665,000 for the three months ended March 31, 2003. Research and development expenses were 50%, and 108% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts. As described above in this Item 2 under “Overview”, we terminated the employment of the remaining members of our engineering staff effective March 31, 2004. We expect to incur minimal, if any, research and development expenses for the balance of 2004.

     General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses increased 134% to $1.0 million for the three months ended March 31, 2003 compared to $436,000 for the three months ended March 31, 2003. General and administrative expenses were 205% and 71% of total revenue for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses during the three months ended March 31, 2004 was primarily due to increased professional fees associated with our continued exploration and negotiation of asset disposition and license agreements, fees associated with an unsolicited exchange offer for the Company by Obsidian Enterprises, Inc., costs associated with our special stockholders meeting to vote on the plan of liquidation, including in connection with Obsidian’s proxy solicitation opposing the plan of liquidation, defense costs associated with the Blakstad litigation described in Item 1 of Part II of this report, and our continued consideration and evaluation of strategic alternatives. Although we expect personnel-related and other general and administrative expenses to decline in 2004, continued high levels of outside professional fees, and other costs, such as directors and officers liability insurance, associated with continuing as a public reporting company, may offset any such decrease.

     Gain on sale of patents. On March 31, 2004, the Company completed the sale of its patent portfolio to Thalveg Data Flow LLC for $1.8 million pursuant to a patent purchase agreement entered into on December 30, 2003 and amended on March 31, 2004. The patent purchase agreement includes a royalty-free, non-exclusive license back to the Company. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license.

     Restructuring related charges and impairments. We recorded restructuring related charges of $1.2 million in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. This represented 195% of total revenue for the first quarter of 2003. During 2003, 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and 2001, respectively. Substantially all restructuring related charges had been paid as of March 31, 2004.

     Other income, net. Other income, net, consists of interest income, interest expense, and foreign currency transaction losses or gains. Net other income decreased 75% for the quarter ended March 31, 2004 to $51,000 from $208,000 in 2003. The decrease in net other income was primarily due to lower interest income due to lower cash and investment balances as a result of the special cash distribution to stockholders on September 2, 2003.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses from inception through December 31, 2003. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $119 million and research and development credit carry-forwards of approximately $151,000 at December 31, 2003. The net operating loss and research and development credit carry-forwards expire in 2011 through 2023 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this may eliminate the ability to use a substantial majority of these carry-forwards. Further, if our historic business were not substantially continued for two years after a Section 382 change in ownership, the full amount of carry-forwards would be eliminated. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At March 31, 2004, we had $13.0 million of cash, cash equivalents and short-term investments, compared to $61.5 million at March 31, 2003. This significant reduction was primarily due to the special cash distribution paid on September 2, 2003 to record holders of our common stock on August 18, 2003 in the aggregate amount of approximately $42.2 million, the satisfaction of substantially all of our accrued restructuring obligations and operating losses incurred from March 31, 2003 through March 31, 2004.

     Cash used in operations was $756,000 for the three months ended March 31, 2004, compared to cash used in operations of $1.4 million for the same period of 2003. Cash used in operations for the first quarter of 2004 resulted primarily from net losses, as adjusted for non-cash expenses and the gain on the sale of patent rights. We do not expect to receive any significant amounts of cash from our current operations, and we expect that we will continue to incur legal fees and other ongoing costs that will constitute a material use of cash.

     A total of $1.8 million in net cash was provided by investing activities for the three months ended March 31, 2004, compared to $8.1 million of net cash used in investing activities in the same period for 2003. Cash provided by investing activities during the first quarter of 2004 was primarily attributable to the sale of our patent portfolio to Thalveg as described in this Item 2 under “Overview”. Prior to September 2003, our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Since the special cash distribution paid on September 2, 2003, we have held all of our cash in money market accounts and we plan to continue this policy pending implementation of our asset redeployment strategy.

     Net cash provided in financing activities was $28,000 for the three months ended March 31, 2004, compared to net cash provided in financing activities of $68,000 for the three months ended March 31, 2003. Net cash was provided in financing activities for both periods by proceeds from sales of our common stock pursuant to the exercise of options.

     As described in Item 2 under “Overview”, on September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share, or an aggregate amount of approximately $42.2 million.

     During 2003 and 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and 2001, respectively. A total of approximately $6.9 million was charged against the restructuring reserve during 2003. As of March 31, 2004, the total accrued restructuring liability was $18,000. Management estimates that 100% of this reserve will be a use of cash in 2004 for remaining rent commitments, less estimated sublease income, related to facilities we have vacated.

     Capital expenditures were $0 for the three months ended March 31, 2004 and 2003, respectively. Capital expenditures were higher in years prior to 2002 and reflected a significantly larger employee base and level of operations. As of March 31, 2004, we had no material long-term commitments for capital expenditures and we do not anticipate entering into any further material commitments for capital expenditures pending implementation of our asset redeployment strategy. Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases.

     As described above in this Item 2 under “Recent Developments”, on April 21, 2004, the Company issued and sold to Olden Acquisition LLC a 2% ten-year Convertible Subordinated Note. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction expenses. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

     Our remaining commitments as of March 31, 2004, consisted primarily of obligations under one operating lease. The following summarizes this contractual lease obligation at March 31, 2004.

	2004	Total
	(in thousands)
Operating leases	$33	$33
Executed sublease agreements	(15)	(15)

Net contractual cash obligation	$18	$18

     The operating lease obligation relates to one remaining vacated facility in San Francisco, California, the majority of which is sublet. We currently occupy approximately 1,500 square feet of office space pursuant to a month-to-month lease in Edina, Minnesota, which we will vacate by May 31, 2004. Thereafter, we will relocate our offices to Stamford, Connecticut.

     We believe that existing cash and investments will be sufficient to meet our expected working capital needs for the next twelve months. However, uncertainties exist as to the amounts we will receive in connection with any potential sales of assets, the costs of implementing our asset redeployment strategy and the precise value of our existing obligations and liabilities, which may exceed our available cash and cash equivalents. Furthermore, we may be unable to settle or otherwise resolve our remaining obligations and liabilities, and we may incur or be subject to additional obligations and liabilities, which could collectively exceed our available cash and cash equivalents.

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

RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our financial condition. If any of these risks actually occur, our financial condition could be materially adversely affected.

We may be unable to redeploy our assets successfully.

     As part of our strategy to limit operating losses and enable us to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value, we will attempt to sell or otherwise dispose of the remaining assets used in our historical operating business. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering growth opportunities. We may not be successful in acquiring such a business or in operating any business that we acquire. Failure to redeploy our assets successfully will result in our inability to become profitable.

We will likely have no operating history in our new line of business, which is yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.

     We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and any target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new business. Such new business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured.

     Any acquisitions that we attempt or complete could prove difficult to integrate or require a substantial commitment of management time and other resources.

     Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; (iii) increased risk of costly and time-consuming litigation, including stockholder lawsuits; and (iv) our ability to successfully integrate and absorb the acquired company. We may be unable to address these problems successfully. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage operations while also controlling our expenses. In addition, if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully, particularly acquisitions of large companies. Any acquisition, even if effectively integrated, may not benefit our stockholders.

We may be unable to realize the benefits of our net operating loss (“NOL”) carryforwards.

     NOLs may be carried forward to offset federal income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummating a merger with and/or acquisition of these candidates.

     Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we would be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by “5-percent stockholders” within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such “5-percent stockholder” at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are “5-percent stockholders,” and all other persons who own less than 5% of a corporation’s stock are treated, together, as a single, public group “5-percent stockholder,” regardless of whether they own an aggregate of 5% of a corporation’s stock.

     The amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service. The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code, may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

Future sales of our common stock could cause the price of our shares to decline.

     As part of our growth strategy, we may issue additional shares of our common stock, preferred stock, and/or warrants. We may file registration statements with the Securities and Exchange Commission that we may use to register shares of our common stock, preferred stock, and warrants issuable in connection with acquisitions. To the extent that we are able to consummate acquisitions through the issuance of our common or preferred stock or warrants to purchase our common stock, the number of our outstanding shares of common stock and/or preferred stock that will be eligible for sale may increase substantially. To the extent persons receiving warrants or shares of our common or preferred stock in connection with these acquisitions sell large quantities of their warrants and stock, such sales could negatively affect the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained.

     Moreover, in connection with our issuance and sale of the convertible subordinated note to Olden Acquisition LLC described in Item 2 under “Recent Developments”, we entered into a Registration Rights Agreement that requires us, upon the request of Olden or its assignee, to register on a “shelf” registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible, and to keep the registration statement effective until such time as all of the shares underlying the note may be sold without any restriction pursuant to Rule 144(k). Once and so long as this registration is effective, the shares of common stock issuable to Olden upon conversion of the note will be immediately available for resale. Resales of a substantial number of these shares could cause the price of our common stock to decline.

We do not expect to generate an operating profit for the foreseeable future.

     We had net losses of $5.0 million in 1998, $12.0 million in 1999, $53.5 million in 2000 (including $27.6 million of amortization of goodwill and other intangibles related to the acquisition of KD1 and non-cash stock compensation expense) and $123.8 million for the year ended December 31, 2001 (including $15.6 million in restructuring related charges, $10.3 million of amortization of goodwill and other intangibles and non-cash stock compensation expense and a $75.3 million charge for the impairment of goodwill and other intangibles). Our net loss was $16.7 million for the year ended December 31, 2002 (including $768,000 in restructuring related charges, $299,000 of amortization of intangibles and non-cash stock compensation expense and a $6.5 million charge for the impairment of goodwill and other intangibles) and $5.3 million for the year ended December 31, 2003). As of March 31, 2004, we had an accumulated deficit of $222 million. As described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we have ceased to actively market our products and we do not expect to generate significant future operating revenues from our historical business. We do not expect to generate an operating profit for 2004 or the foreseeable future. Our ability to become profitable will depend, among other things, on our identification and acquisition of a new operating business and the success of that business.

We may be unable to realize additional proceeds from sale(s) of our remaining assets.

     As described above in Item 2 under “Overview”, on March 31, 2004, we sold our patent portfolio for a purchase price of $1.8 million in cash pursuant to a patent purchase agreement entered into in December 2003 and amended as of March 31, 2004. The patent purchase agreement includes a royalty-free non-exclusive license back to the Company under the transferred patents, patent licenses and pending patent applications. The license back to the Company is transferable, subject to certain restrictions applicable to the transferee relating to revenues which can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software product NetP7. However, we are unable to predict whether any such rights or assets will be sold or, if such sale(s) occur, the terms of such sale(s). The price(s) at which we may be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the extent of actual or perceived competition between, and the availability of financing for, prospective purchasers of the assets and such prospective purchasers’ plans for our intellectual property and products as integrated into their existing businesses. In addition, because some of these remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. Investors should not assume that we will be able to realize additional proceeds from sale(s) of our remaining assets.

Our Common Stock may be delisted from Nasdaq.

     On April 27, 2004, our application to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market was approved and our common stock is now listed on the Nasdaq SmallCap Market. On April 28, 2004, the Nasdaq Stock Market notified us by letter that as a result of this “phase down” to the SmallCap Market, we would be afforded until October 11, 2004 to demonstrate compliance with Nasdaq’s $1.00 minimum bid price requirement. If we are unable to demonstrate compliance with the minimum bid price requirement by this date, or if we are otherwise unable to meet the Nasdaq SmallCap Market’s other quantitative listing requirements or qualitative standards, our common stock may be delisted from the Nasdaq Small Cap Market. If this were to occur, trading of our common stock, if any, would then be conducted on the over-the-counter market in automated quotation systems, called the “Pink Sheets”, and/or on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. In this event, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

Securities class action claims have been filed against us and certain of our current and former officers and directors.

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

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

Our inability to reach cash break-even could give rise to securities class action claims against us, which could adversely impact our ability to implement our asset redeployment strategy.

     Securities class action claims have been brought against companies in the past where the market price of the company’s securities has fallen due to an inability of the company to achieve operational profitability. In addition, the Company was named in a purported class action described elsewhere in this report. Any such litigation could be very costly and divert our resources from being available to implement our asset redeployment strategy. To the extent that we are unable to settle or resolve the currently pending litigation, and we are not indemnified by other parties, or in the absence of sufficient insurance coverage, any adverse determination in this kind of litigation could deplete our cash position, which could negatively impact our ability to implement our asset redeployment strategy.

We may face intellectual property infringement claims that could be costly to resolve.

     There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that third parties may claim that our products infringe their intellectual property rights, including under issued patents. Such claims may result in our being involved in litigation. We could incur substantial costs to defend any claims relating to proprietary rights, which would deplete our cash position. In addition, in all of our paid software license agreements, we generally indemnify our customers against losses attributable to intellectual property infringement by our software. Should a third party bring a suit against a customer alleging that the customer’s use of our software infringes its intellectual property rights, we could incur substantial costs in defending and resolving the suit. If someone asserts a claim against us relating to proprietary technology or information, we might seek settlement of such claim. We might not be able to agree to a settlement on reasonable terms, or at all. The failure to obtain a settlement on acceptable terms could deplete our cash position and adversely impact our ability to implement our asset redeployment strategy.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Through March 31, 2004, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described above in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

     Our historical exposure to market risk was otherwise limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments were in debt securities issued by corporations and the United States government. However, at March 31, 2003, all of our cash was held in money market accounts and therefore our future interest income sensitivity is limited..

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Administrative Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Administrative Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Initial and Follow-On Public Offering Securities Litigation

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against us, FleetBoston Robertson Stephens, Inc., the lead underwriter of our April 1999 initial public offering, several other underwriters who participated in our initial public offering, Steven J. Snyder, our then president and chief executive officer, and Thomas M. Donnelly, our chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to our March 2000 follow-on public offering in addition to those relating to our initial public offering.

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

     On November 24, 2003, defendants filed a motion to dismiss the lawsuit, and, by order dated March 8, 2004, the court dismissed the plaintiff’s complaint with prejudice. By letter dated March 9, 2004, the plaintiff requested the court’s permission to file a motion to reconsider the decision dismissing the complaint with prejudice. On March 18, 2004, the court denied plaintiff’s request. On April 9, 2004, the plaintiff filed a notice of appeal and statement of the case with the Court of Appeals of the State of Minnesota and, on April 22, 2004, defendants filed their statement of the case with the Court of Appeals. Defendants continue to believe that the claims in this lawsuit are without merit, and are in fact moot, and intend to continue to vigorously defend them during this appeals process.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 21, 2004, the Company issued and sold to Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of the Company’s common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction expenses. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

     No underwriter was involved in the foregoing sale of securities. This sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relating to sales by an issuer not involving any public offering.

Item 4. Submission of Matters to a Vote of Security Holders

     The information contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2004 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation (1).

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

3.2	Amended and Restated Bylaws as amended through August 5, 2003. (3)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1).

4.2	Specimen common stock certificate (1).

4.3	Specimen common stock certificate (including Rights Agreement Legend) (4).

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5).

4.5	Amendment No. 1 to Rights Agreement dated as of December 23, 2003 (6).

4.6	Amendment No. 2 to Rights Agreement dated as of April 21, 2004 (7).

4.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

4.8	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

4.9	2% Convertible Subordinated Note Due April 21, 2014 issued by Net Perceptions, Inc. to Olden Acquisition LLC

4.10	Registration Rights Agreement, dated as of April 21, 2004, between Net Perceptions, Inc. and Olden Acquisition LLC

10.1	Convertible Note Purchase Agreement, dated as of April 21, 2004, by and among Net Perceptions, Inc. and Olden Acquisition LLC

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(6)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed on December 23, 2003.

(7)	Incorporated by reference to Amendment No. 2 to Net Perceptions’ Registration Statement on Form 8-A/A filed April 21, 2004.

(b)	Reports on Form 8-K

     On March 23, 2004, the Company filed a Current Report on Form 8-K to report under Items 5 and 7 the outcome of the special meeting of stockholders held on such date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Perceptions, Inc.

Date: May 11, 2004	By:	/s/ Nigel P. Ekern

Nigel P. Ekern
Chief Administrative Officer

(Duly authorized officer)

/s/ Thomas M. Donnelly

Thomas M. Donnelly
Chief Financial Officer

(Principal financial officer)

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2004

EXHIBIT INDEX

Exhibit
Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation (1).

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

3.2	Amended and Restated Bylaws as amended through August 5, 2003. (3)

4.1	Amended and Restated Investor Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (1).

4.2	Specimen common stock certificate (1).

4.3	Specimen common stock certificate (including Rights Agreement Legend) (4).

4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (5).

4.5	Amendment No. 1 to Rights Agreement dated as of December 23, 2003 (6).

4.6	Amendment No. 2 to Rights Agreement dated as of April 21, 2004 (7).

4.7	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

4.8	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (5).

4.9	2% Convertible Subordinated Note Due April 21, 2014 issued by Net Perceptions, Inc. to Olden Acquisition LLC

4.10	Registration Rights Agreement, dated as of April 21, 2004, between Net Perceptions, Inc. and Olden Acquisition LLC

10.1	Convertible Note Purchase Agreement, dated as of April 21, 2004, by and among Net Perceptions, Inc. and Olden Acquisition LLC

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).

(2)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.

(5)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001 (File No. 000-25781).

(6)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed on December 23, 2003.

(7)	Incorporated by reference to Amendment No. 2 to Net Perceptions’ Registration Statement on Form 8-A/A filed April 21, 2004.