Form 10-Q
period 2004-06-30
NET PERCEPTIONS INC
filed 2004-08-16
CIK 1078203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                               ONE LANDMARK SQUARE
                           STAMFORD, CONNECTICUT 06901
               (Address of principal executive offices, Zip Code)

                                 (203) 428-2040
              (Registrant's telephone number, including area code)

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

AS OF JULY 30, 2004, THERE WERE OUTSTANDING 29,274,487 SHARES OF THE
REGISTRANT'S COMMON STOCK, $0.0001 PAR VALUE.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2004

================================================================================

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                             Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                              2

            Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004             3
            and 2003

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004
            and 2003                                                                                           4

            Notes to the Consolidated Financial Statements                                                     5

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        19

   Item 4.  Controls and Procedures                                                                           19

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                                 21

   Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                  22

   Item 4.  Submission of Matters to a Vote of Security Holders                                               22

   Item 6.  Exhibits and Reports on Form 8-K                                                                  23

SIGNATURES                                                                                                    24

EXHIBIT INDEX                                                                                                 25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

=============================================================================================================
                                                                           June 30,          December 31,
                                                                             2004                2003
-------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                             $   14,659          $  11,932
     Accounts receivable, net                                                      18                355
     Prepaid expenses and other current assets (-254)                             179                481
-------------------------------------------------------------------------------------------------------------
           Total current assets                                                14,856             12,768

Other assets (+254)                                                               289                 35
-------------------------------------------------------------------------------------------------------------
           Total assets                                                    $   15,145          $  12,803
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $       96          $       -
     Accrued liabilities                                                          274                 751
     Deferred revenue                                                              28                 380
     Accrued restructuring costs                                                    8                  37
-------------------------------------------------------------------------------------------------------------
           Total current liabilities                                              406               1,168
-------------------------------------------------------------------------------------------------------------

   Long term debt (-56+12)                                                      2,489                   -
-------------------------------------------------------------------------------------------------------------
           Total liabilities                                                    2,895               1,168
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
     Common stock                                                                   2                   2
     Additional paid-in capital                                               234,261             233,761
     Deferred compensation                                                       (273)                  -
     Accumulated deficit                                                     (221,740)           (222,128)
-------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                           12,250              11,635
-------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                       $   15,145          $   12,803
-------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                   2004            2003             2004             2003
---------------------------------------------------------------------------------------------------------------

Revenues:
    Product                                  $        51      $       343      $       405      $       481
    Service and maintenance                          321              570              467            1,048
---------------------------------------------------------------------------------------------------------------
         Total revenues                              372              913              872            1,529
Cost of revenues:
    Product                                            -                8                -                8
    Service and maintenance                          103              255              205              471
---------------------------------------------------------------------------------------------------------------
         Total cost of revenues                      103              263              205              479

Gross Margin                                         269              650              667            1,050

Operating expenses:
    Sales and marketing                                -              481                -            1,187
    Research and development                           -              524              250            1,189
    General and administrative                       898              276            1,926              712
    Gain on sale of patents                            -                -           (1,800)               -
    Restructuring related charges                      -                -               (7)           1,200
---------------------------------------------------------------------------------------------------------------
         Total operating expenses                    898            1,281              369            4,288
---------------------------------------------------------------------------------------------------------------

Operating income (loss)                             (629)            (631)             298           (3,238)

Other income (expense):
   Interest income                                    32              279               58              495
   Interest expense                                  (22)               -              (22)               -
   Other income (expense)                             29              136               54              128
---------------------------------------------------------------------------------------------------------------
         Total other income (expense), net            39              415               90              623

---------------------------------------------------------------------------------------------------------------
Net income (loss)                            $      (590)      $     (216)     $       388      $    (2,615)
---------------------------------------------------------------------------------------------------------------
Net incomes (loss) per share:
  Basic                                      $     (0.02)      $    (0.01)     $      0.01      $     (0.10)
  Diluted                                    $     (0.02)      $    (0.01)     $      0.01      $     (0.10)

Shares used in computing basic and
diluted net income (loss) per share:
  Basic                                           28,504           27,429           28,355           27,389
  Diluted                                         28,504           27,429           28,786           27,389
---------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2004              2003
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $       388       $    (2,615)
   Reconciliation of net income (loss) to net cash used in operating activities:
      Gain on sale of patents                                                      (1,800)                -
      Depreciation and amortization                                                     -               418
          Provision for (recovery of) doubtful accounts                               (21)              (44)
          Restructuring related charges                                                (7)            1,200
          Amortization of debt issuance costs                                           6                 -
          Amortization of discount on debt                                             12                 -
          Stock-based compensation                                                     19                 -
          Amortization of premiums on investments                                       -               153
          Changes in assets and liabilities:
             Accounts receivable                                                      358                39
             Prepaid expenses and other assets                                        330              (356)
             Accounts payable                                                          96               (52)
             Accrued expenses and other liabilities                                  (499)           (1,846)
             Deferred revenue                                                        (352)             (178)
----------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                                 (1,470)           (3,281)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of patents                                                    1,800                 -
   Purchases of short-term investments                                                  -           (16,121)
   Sales and maturities of short-term investments                                       -            24,020
----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                    1,800             7,899

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of convertible subordinated note, net of
      offering costs of $288                                                        2,245                 -
   Proceeds from exercise of stock options, net of stock repurchases                  152               103
   Proceeds from issuance of stock under employee stock purchase plan                   -                12
----------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                              2,397               115
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                           2,727             4,733
Cash and cash equivalents at beginning of period                                   11,932            39,729
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $    14,659       $    44,462
----------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2003, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13,
2004. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In addition, the Company does not allocate operating expenses to any segments nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

     Comprehensive income (loss) consists of net income (loss) and unrealized gain (loss) on available-for-sale investments. During the three and six month periods ended June 30, 2004, comprehensive income (loss) consisted entirely of net income (loss) as the Company had no available-for-sale investments. Changes in unrealized loss on available-for-sale investments were $30 and 32 for the three and six months ended June 30, 2003, respectively. Comprehensive loss was
$246 and $2,647 for the three and six months ended June 30, 2003, respectively.

Note 2. Stock-based compensation

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure, an Amendment to FASB Statement No.
123." The Company has chosen to continue with its current practice of applying the recognition and measurement principles of Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has
adopted the disclosure requirements of SFAS No. 148 in its discussion of stock-based employee compensation but the alternative transition options made available by the standard have not been implemented.

     The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                  ------------------------- -------------------------
                                                      2004         2003         2004         2003
                                                  ------------ ------------ ------------ ------------

Net income (loss), as reported                       $ (590)     $ (216)       $  388      $ (2,615)

Add: Stock-based employee compensation expense
included in reported net loss                            19           -            19             -

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                          (51)       (427)         (113)         (853)
                                                  ------------ ------------ ------------ ------------
Pro forma net income (loss)                            (622)     $ (643)          294      $ (3,468)
                                                  ============ ============ ============ ============

Net income (loss) per share:

Basic
     As reported                                     $(0.02)     $(0.01)         $0.01     $  (0.10)
                                                  ============ ============ ============ ============
     Pro forma                                       $(0.02)     $(0.02)         $0.01     $  (0.13)
                                                  ============ ============ ============ ============
Diluted

     As reported                                     $(0.02)     $(0.01)         $0.01     $  (0.10)
                                                  ============ ============ ============ ============
     Pro forma                                       $(0.02)     $(0.02)         $0.01     $  (0.13)
                                                  ============ ============ ============ ============

NOTE 3. PER SHARE DATA

     Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and restricted stock. Shares used in the diluted net income (loss) per share for the three and six months ended June 30, 2004, exclude the impact of 300 and 330 potential common shares from the exercise of stock options, respectively, which were anti-dilutive. Shares used in the diluted net income (loss) per share for the three and six months ended June 30, 2003, exclude the impact of 2,367 potential common shares from the exercise of stock options, which were anti-dilutive

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
                            ------------------------- -------------------------
                                2004         2003         2004         2003
                            ------------ ------------ ------------ ------------
BASIC EARNINGS PER SHARE
CALCULATION:
                            ------------ ------------ ------------ ------------
  Net income (loss)           $  (590)      $  (216)      $   388    $ (2,615)
                            ============ ============ ============ ============
Weighted average common
  shares - basic               28,504        27,429        28,355      27,389
Basic net income (loss)
  per share                   $ (0.02)      $ (0.01)      $  0.01    $  (0.10)
                            ============ ============ ============ ============

DILUTED EARNINGS PER
SHARE CALCULATION:
  Net income (loss)           $  (590)      $  (216)      $   388    $ (2,615)
                            ============ ============ ============ ============

Weighted average common
  shares - basic               28,504        27,429        28,355      27,389
Effect of dilutive
  stock options                     -             -           569           -
                            ------------ ------------ ------------ ------------
Weighted average common
  shares - diluted             28,504        27,429        27,786      27,389
Diluted net income
  (loss) per share            $ (0.02)      $ (0.01)      $  0.01     $ (0.10)
                            ============ ============ ============ ============

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

     The Company's remaining commitments as of June 30, 2004 consisted primarily of obligations under one operating lease. The total contractual lease obligation as of June 30, 2004 was $21, and the net contractural obligation was $8 after deducting anticipated proceeds under an executed sublease agreement. The operating lease obligation relates to one remaining vacated facility in San
Francisco, CA, the majority of which is sublet.

     The following table presents a summary of the restructuring related activities and accrued restructuring charges as of June 30, 2004:

                                                                               EMPLOYEE                   FIXED
                                                                   LEASE       SEVERANCE                  ASSET
                                                                COMMITMENTS       AND                   DISPOSALS
                                                                AND RELATED   TERMINATION               AND OTHER
                                                                   ITEMS         COSTS      SUBTOTAL      COSTS       TOTAL
                                                                -----------   -----------  -----------  ----------  ----------

Restructuring Related Charges and Impairments Net of Reversal   $   10,649    $     1,634  $    12,283  $    3,268  $   15,551
Restructuring Payments                                              (2,233)        (1,523)      (3,756)       (195)     (3,951)
Sublease Income and proceeds from the Sale of Fixed Assets             280              -          280         261         541
Non-Cash Asset Disposals and Deferred Rent Write-Off                (1,800)             -       (1,800)     (2,908)     (4,708)
                                                                -----------   -----------  -----------  ----------  ----------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2001                   $    6,896    $       111  $     7,007  $      426  $    7,433
                                                                -----------   -----------  -----------  ----------  ----------

Restructuring Related Charges and Impairments                            -            506          506         262         768
Restructuring Payments                                              (4,024)          (547)      (4,571)        (66)     (4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets           1,299              -        1,299          68       1,367
Non Cash Asset Disposals                                                 -              -            -        (642)       (642)
Reclassification of Accrued Lease Exit Costs                           383              -          383           -         383
                                                                -----------   -----------  -----------  ----------  ----------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2002                   $    4,554    $        70  $     4,624  $       48  $    4,672
                                                                -----------   -----------  -----------  ----------  ----------

Restructuring Related Charges and Impairments                        1,249            589        1,838         413       2,251
Restructuring Payments                                              (8,094)          (652)      (8,746)        (51)     (8,797)
Sublease Income and Proceeds from the Sale of Fixed Assets           1,832              -        1,832         165       1,997
Non Cash Asset Disposals and Deferred Rent Write-Off                   489              -          489        (575)        (86)
                                                                -----------   -----------  -----------  ----------  ----------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2003                   $       30    $         7  $        37  $        -  $       37
                                                                ===========   ===========  ===========  ==========  ==========

Restructuring Related Reversal                                           -             (7)          (7)          -          (7)
Restructuring Payments                                                 (22)             -          (22)          -         (22)

ACCRUED RESTRUCTURING AS OF JUNE 30, 2004                       $        8    $         -  $         8  $        -  $        8
                                                                ===========   ===========  ===========  ==========  ==========

NOTE 5. COMMITMENTS AND CONTINGENCIES

Litigation

     On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company's April 1999 initial public offering, several other underwriters who participated in the initial public offering, Steven J. Snyder, the Company's then president and chief executive officer, and Thomas M. Donnelly, the
Company's chief financial officer. The lawsuit was filed in the United States
District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering
Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the
Company's March 2000 follow-on public offering in addition to those relating to its initial public offering.

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with the Company's initial public offering and follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with the Company's direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters' compensation and the market prices of the Company's common stock following its initial public offering and in its follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of the Company's common stock sold in its initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of the Company's common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of the Company's common stock in its follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired the
Company's common stock between April 22, 1999 and December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr.
Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs' claims in all of the related cases. On
February 19, 2003, the court ruled against the Company on this motion.

     A special committee of the Company's board of directors has authorized the
Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the Court.

     The Company believes that the allegations against it are without merit.
However, the Company is unable to predict the outcome or ultimate effect of this litigation.

     On October 29, 2003, a purported class action lawsuit was filed against the
Company, its current directors and unnamed defendants in the District Court,
Fourth Judicial District, of the State of Minnesota, County of Hennepin
captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated,
vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and
Does 1-25, inclusive, File No. 03-17820. The complaint alleged, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and sought to enjoin the proposed liquidation of the Company and to recover reasonable attorneys' and experts'
fees. On November 24, 2003, defendants filed a motion to dismiss the lawsuit, and by order dated March 8, 2004, the court dismissed the complaint with prejudice. By letter dated March 9, 2004, the plaintiff requested the court's permission to file a motion to reconsider the decision dismissing the complaint with prejudice. On March 18, 2004, the court denied the plaintiff's request. On
April 9, 2004, the plaintiff filed a notice of appeal and statement of the case with the Court of Appeals of the State of Minnesota and, on April 22, 2004,
defendants filed their statement of the case with the Court of Appeals. In June
2004 plaintiffs informed counsel for defendants of their desire to dismiss the appeal, and, on June 3, 2004, the parties submitted to the Court of Appeals a stipulation of voluntary dismissal "without any right to further appeal." The
Court of Appeals dismissed the appeal by order dated June 8, 2004.

Contingencies

     As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer's or director's lifetime.
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
Accordingly, the Company believes the liability for these agreements as of June
30, 2004 is not material.

     In the past, the Company entered into standard indemnification agreements from time to time in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, which is generally the business partner or customer, in connection with any U.S.
patent, or any copyright or other intellectual property infringement claim by any third party with respect to the use of the Company's products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company believes the liability for these agreements as of June 30, 2004 is not material.

NOTE 6. INCOME TAXES

     For federal income tax purposes, the Company estimates that it has available federal net operating loss carry-forwards of approximately $119,000 and research and development credit carry-forwards of $151 at December 31, 2003.
The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. A change in ownership of the Company at this time may result in a substantial limitation to these net operating loss carry-forwards under Internal Revenue Code Section
382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

NOTE 7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. ("FIN") 46,
"Consolidation of Variable Interest Entities, an Interpretation of Accounting
Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R,
"Consolidation of Variable Interest Entities", which represents a revision to
FIN No. 46. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The
Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and FIN
No. 46-R did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

NOTE 9. CONVERTIBLE SUBORDINATED NOTE

     On April 21, 2004, the Company announced the simultaneous signing and closing of an investment into the Company by Olden Acquisition LLC ("Olden"), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the
Company's Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company's assets and use its cash and cash equivalent assets to enhance stockholder value. The Company issued and sold to Olden a 2%
ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of the Company's common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2,533 before transaction costs of $288. The transaction costs are being amortized to interest expense over ten years, the term of the debt.
Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

     The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature and is amortizing the beneficial conversion feature over one year (the period after which the note is convertible). The
Company recorded $12 of interest expense relating to the beneficial conversion feature during the three and six month periods ended June 30, 2004.

     In connection with this transaction, the Company also entered into a
Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of
1933, as amended, the resale of the shares of common stock into which the note is convertible.

     Also in connection with this transaction, the board of directors adopted an amendment to the Company's Rights Agreement such that the transaction would not trigger the rights thereunder.

NOTE 10. RESTRICTED STOCK

     On April 21, 2004, Mr. Nigel Ekern, the Company's Chief Administrative
Officer, received a restricted stock grant of 364,583 shares of the Company's common stock under the Company's 1999 Equity Plan, having an aggregate value of
$175,000 based upon the closing price of the Company's common stock on such date of $0.48 per share. The shares underlying the grant will vest over three years.
Also on April 21, 2004, Mr. Gray Hudkins, the Company's Director of Corporate
Development, received a restricted stock grant of 243,750 shares of the
Company's common stock under the Company's 2000 Stock Plan, having an aggregate value of $117,000 based upon the closing price of the Company's common stock on such date of $0.48 per share. The shares underlying the grant vest over three years.
                                       10

The Company recorded compensation expense of $19 relating to the restricted stock during the three and six month period ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe,"
"expect" and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

     These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value and the risks and uncertainties set forth in the section headed "Factors
That May Affect Our Future Results" of Part 1, Item 2 ("Management's Discussion
and Analysis of Financial Condition and Results of Operations") of our Quarterly
Report on Form 10-Q, for the quarter ended March 31, 2004, and described below.
The Company cannot guarantee its future performance.

     References in this Quarterly Report on Form 10-Q to "Net Perceptions," the
"Company," "we," "our" and "us" refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary
Knowledge Discovery One, Inc. ("KD1"). On September 9, 2003, KD1 was merged with and into the Company.

OVERVIEW

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

     We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our total number of employees was 315 on December 31,
2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002,
and 9 as of December 31, 2003. As of August 10, 2004, the Company has three employees, two of whom are executive officers.

     We have sustained losses on an annual basis since inception. As of June 30,
2004, we had an accumulated deficit of $222 million. Our net loss was $5.3 million for the year ended December 31, 2003, compared to a net loss of $16.7 million in the prior year. The losses referred to in this paragraph resulted from costs incurred in the development and marketing of our products and services, significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

     In February 2003, we engaged Piper Jaffray to act as our financial advisor in connection with the potential sale of the Company. On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of
August 18, 2003 in the amount of $1.50 per share or a total of approximately
$42.2 million, which was reflected as a reduction to additional paid-in capital.
We also reduced our workforce by twelve positions to ten full-time employees. In addition, as a result of the cash distribution paid on September 2, 2003, our board of directors approved an adjustment to our outstanding options that took effect on the close of business on September 3, 2003. The adjustment was to in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. In accordance with Financial Accounting Standards Board Interpretation
No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an
Interpretation of APB No. 25," there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to stockholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change and the ratio of the exercise price per share to the market value per share was not reduced.

     On October 21, 2003, we announced that our board of directors had unanimously approved a Plan of Complete Liquidation and Dissolution, referred to as the plan of liquidation. The plan of liquidation was submitted to the
Company's stockholders for approval and adoption at a special meeting of stockholders originally scheduled for March 12, 2004, which was adjourned and was reconvened on March 23, 2004. At the reconvened special meeting, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of a majority of the 28,145,338 shares of common stock outstanding as of the record date for the special meeting required to approve the proposal. Of the 15,773,134 shares represented in person or by proxy at the reconvened special meeting, 13,810,233 shares voted in favor of the proposal,
1,925,694 shares voted against and 37,207 shares abstained.

     On March 31, 2004, we and Thalveg Data Flow, LLC, ("Thalveg") executed an amendment to the patent purchase agreement which had been entered into on
December 30, 2003, and we completed the sale of our patent portfolio provided for therein for a purchase price of $1.8 million in cash. The patent purchase agreement, as amended, includes a royalty-free, non-exclusive license back to
us. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software products.

     In addition, on March 31, 2004 we announced that we had granted to a software company a non-exclusive source code license to a portion of the
Company's intellectual property and sold certain technology related to a product discontinued in 2002. The aggregate consideration for this sale and license was
$325,000 which was recognized as license revenue in the first quarter of 2004.

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

     On April 21, 2004, we announced the simultaneous signing and closing of an investment into the Company by Olden Acquisition LLC ("Olden"), an affiliate of
Kanders & Company, Inc., an entity owned and controlled by the Company's
Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value. We issued and sold to Olden a 2% ten-year Convertible
Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of
$0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of Net Perceptions as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs. Interest on the note

accrues semi-annually but is not payable currently or upon conversion of the note.

     While we expect to continue to service our existing customers through
Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer directly marketing or supporting our products and have not retained any employees to do so. We anticipate that our operating expenses will continue to decline in 2004, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. While we reported a net profit for the first six months of 2004 due to the Thalveg transaction, we do not expect to generate an operating profit for 2004 or the foreseeable future. Our ability to become profitable will depend, among other things, on our identification and acquisition of a new operating business and the success of that business.

     As part of our asset redeployment strategy, we are currently working to identify suitable merger or acquisition opportunities that can serve as a platform for future growth. Although we are not targeting specific business industries for potential mergers or acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering stability and growth potential. In addition, we believe that our common stock, which is publicly traded on the NASDAQ Small Cap Market and has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger partners or acquisition candidates.

     AS PREVIOUSLY ANNOUNCED WE HAVE INITIATED A STRATEGY TO REDEPLOY OUR ASSETS
AND USE OUR CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE. THE
INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT
INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS.
FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY
REFLECT GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING
ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS. OUR
PROSPECTS MUST BE CONSIDERED IN LIGHT OF THE FOREGOING AND THE RISKS AND
UNCERTAINTIES SET FORTH IN THE SECTION HEADED "FACTORS THAT MAY AFFECT OUR
FUTURE RESULTS" OF PART 1, ITEM 2 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS") OF OUR QUARTERLY REPORT ON FORM
10-Q, FOR THE QUARTER ENDED MARCH 31, 2004. WE MAY NOT BE SUCCESSFUL IN
ADDRESSING THESE RISKS.

SIGNIFICANT EVENTS

     On June 22, 2004, the Company received notice from the staff of The NASDAQ
Stock Market that the Company's common stock would be de-listed from The NASDAQ
Small Cap Market effective as of the opening of business on July 1, 2004. The
Company has appealed such delisting to The NASDAQ Listing Qualifications Panel and such appeal will stay the delisting of the Company's securities pending the
Panel's decision.

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

     We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements. Events occurring subsequent to the preparation of the consolidated financial statements, such as those described in the section of this report entitled "Management's

Discussion and Analysis of Financial Condition and Results of Operations -
Overview," may cause us to re-evaluate these policies.

     Revenue Recognition. Our revenues are recognized in accordance with the
American Institute of Certified Public Accountants Statement of Position ("SOP")
97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American
Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue
Recognition." We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning, implementation and testing, consulting, and ongoing customer support.

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

     Litigation. We have not recorded an estimated liability related to the pending class action lawsuit related to our initial and follow-on public offerings in which we are named. For a discussion of this matter, see the section of this report entitled "Legal Proceedings." Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability and make or revise our estimate(s) accordingly, which could materially impact our results of operations and financial position.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE
30, 2003

     The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                     2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------------

Revenues:
    Product                                            14%             38%              46%              31%
    Service and maintenance                            86              62               54               69
----------------------------------------------------------------------------------------------------------------
            Total revenues                            100             100              100              100
Cost of revenues:
    Product                                             -               1                -                1
    Service and maintenance                            28              28               24               30
----------------------------------------------------------------------------------------------------------------
            Total cost of revenues                     28              29               24               31

Gross Margin                                           72              71               76               69

Operating expenses:
    Sales and marketing                                 -              53                -               78
    Research and development                            -              57               28               78
    General and administrative                        241              30              221               47
    Gain on sale of patents                             -               -             (206)              78
    Restructuring related charges                       -               -               (1)               -
----------------------------------------------------------------------------------------------------------------
            Total operating expenses                  241             140               42              281
----------------------------------------------------------------------------------------------------------------

Income (loss) from operations                        (169)            (69)              34             (212)

Other income (expense), net:                           10              45               10               41
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                   (159)%            (24)%             44%            (171)%
----------------------------------------------------------------------------------------------------------------

REVENUES

     Total revenues. Total revenues decreased 59% to $372,000 for the three months ended June 30, 2004, from $913,000 for the same period in 2003. Total revenues decreased 43% to $872,000 for the six months ended June 30, 2004, from
$1.5 million for the same period in 2003. Revenues from sales in the United
States were $352,000 in the second quarter of 2004 compared to $857,000 in the same period of 2003, representing 95% and 94% of total revenues respectively.
Revenues from sales in the United States were $893,000 for the six month period ended June 30, 2004 compared to $1.4 million in the same period of 2003, representing 93% and 91% of total revenues respectively. Revenues from international sales in the second quarter of 2004 were $20,000, or 5% of total revenues, compared to $56,000, or 6% of total revenues in the same period of
2003. Revenues from international sales for the six months ended June 30, 2004 were $48,000, or 7% of total revenues, compared to $131,000, or 9% of total revenues in the same period of 2003. As part of the downsizing of our business and operations, we no longer maintain a direct sales force resulting in a decrease in our revenue. International sales have generally been denominated in
United States dollars.

     As described in this Item 2 under "Overview", we are no longer directly marketing our products, and we do not expect that future revenues from these products or services related to these products will be significant.

     Product revenues. Product revenues decreased 85% to $51,000 for the three months ended June 30, 2004, compared to $343,000 for the same period of 2003.
Product revenues decreased 16% to $405,000 for the six months ended June 30,
2004, compared to $481,000 for the same period of 2003. Product revenues comprised 14% of total revenues for the second quarter of 2004 compared to 38%
for the same period of 2003. Product revenues comprised 46% of total revenues for the six months ended June 30, 2004 compared to 31% for the same period of 2003. The decrease in product revenues is primarily attributable to the combined effect of fewer new customer acquisitions and a decline in our customer base. We expect limited product revenues for the foreseeable future.

     Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 44% to
$321,000 for the quarter ended June 30, 2004 from $570,000 for the quarter ended
June 30, 2003. Service and maintenance revenues decreased 55% to $467,000 for the six month period ended June 30, 2004 from $1.0 million for the quarter ended
June 30, 2003. Service and maintenance revenues comprised 86% and 62% of total revenues for the quarters ended June 30, 2004 and 2003, respectively. Service and maintenance revenues comprised 54% and 69% of total revenues for the six month period ended June 30, 2004 and 2003, respectively. The decrease in service and maintenance revenues in absolute dollars reflected lower levels of consulting and maintenance services due to the combined effect of fewer new customer acquisitions and a decline in our customer base, as well as customer perceptions about our ability to support our products in the future. As described in this Item 2 under "Overview", we entered into an agreement on April
1, 2004 with Tornago, Inc. to fulfill our existing prepaid customer support obligations. We do not anticipate entering into additional service and maintenance agreements with customers other than in association with Tornago.
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

     Cost of service and maintenance revenues decreased 60% to $103,000 for the quarter ended June 30, 2004 from $255,000 for the quarter ended June 30, 2003.
Cost of service and maintenance revenues decreased 56% to $205,000 for the six month period ended June 30, 2004 from $471,000 for the six month period ended
June 30, 2003. Cost of service and maintenance revenue for the second quarter of
2004 and 2003 represented 32%, and 45% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenue for the six month periods ending June 30, 2004 and 2003 represented 44%, and 45% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts. Due to the further headcount reductions undertaken in
August 2003 and thereafter, and, as described above in this Item 2 under
"Overview", because we entered into a contract with Tornago to fulfill certain prepaid support obligations and in connection therewith terminated the employment of the remaining members of our engineering staff, we expect that our cost of service and maintenance revenues will continue to decrease in 2004.

OPERATING EXPENSES

     As described in this Item 2 under "Overview", we are no longer directly marketing or supporting our products and do not expect to incur significant operating expenses in 2004 relating to sales and marketing and research and development. Also as described under Item 2 under "Overview", on April 21, 2004 we announced the simultaneous signing and closing of an investment into the
Company by Olden Acquisition LLC for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value.

     As part of our asset redeployment strategy, we are currently working to identify suitable merger or acquisition opportunities that can serve as a platform for future growth. Although we are not targeting specific industries for potential mergers or acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering stability and growth potential. We anticipate that we may incur significant expenses in connection with this process, consisting principally of professional fees and expenses, as well as costs associated with maintaining our public company status.

     Sales and marketing. Historically, our sales and marketing expenses have consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 100% to $0 for the three month period ended June 30, 2004 compared to $481,000 for the three months ended June 30, 2003. Sales and marketing expenses decreased 100% to $0 for the six month period ended June 30, 2004 compared to $1.2 million for the six months ended June 30, 2003. Sales and marketing expenses were 0% and 53% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Sales and marketing expenses were 0% and 78% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer directly market our products. We expect sales and marketing expenses will be minimal, if any, for the balance of 2004.

     Research and development. Historically, our research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 100% to $0 for the three months ended June 30,
2004 compared to $524,000 for the three months ended June 30, 2003. Research and development expenses decreased 79% to $250,000 for the six months ended June 30,
2004 compared to $1.2 million for the six months ended June 30, 2003. Research and development expenses were 0%, and 57% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Research and development expenses were 28%, and 78% of total revenues for the six months ended June 30, 2004 and
2003, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts. As described above in this Item 2 under
"Overview", we terminated the employment of the remaining members of our engineering staff effective March 31, 2004. We expect to incur minimal, if any, research and development expenses for the balance of 2004.

     General and administrative. General and administrative expenses consist primarily of employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses increased 225% to
$898,000 for the three months ended June 30, 2004 compared to $276,000 for the three months ended June 30, 2003. General and administrative expenses increased
171% to $1.9 million for the six months ended June 30, 2004 compared to $712,000 for the six months ended June 30, 2003. General and administrative expenses were
241% and 30% of total revenue for the three months ended June 30, 2004 and 2003, respectively. General and administrative expenses were 221% and 47% of total revenue for the six months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses during the three and six months ended June 30, 2004 was primarily due to increased professional fees associated with our continued exploration and negotiation of asset disposition and license agreements, fees associated with an unsolicited exchange offer for the Company by Obsidian Enterprises, Inc., costs associated with our special stockholders meeting to vote on the plan of liquidation, including in connection with
Obsidian's proxy solicitation opposing the plan of liquidation, defense costs associated with the Blakstad litigation described in Item 1 of Part II of this report, costs associated with the termination of our former executive officers and employees, our continued consideration and evaluation of strategic alternatives and costs associated with our annual meeting held on June 23, 2004.
Although we expect personnel-related and other general and administrative expenses to decline in 2004, continued high levels of outside professional fees, and other costs, such as directors and officers liability insurance, associated with continuing as a public reporting company, may offset any such decrease.

     Gain on sale of patents. On March 31, 2004, the Company completed the sale of its patent portfolio to Thalveg Data Flow, LLC for $1.8 million pursuant to a patent purchase agreement entered into on December 30, 2003 and amended on March
31, 2004. The patent purchase agreement includes a royalty-free, non-exclusive license back to the Company. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license.

     Restructuring related charges and impairments. We recorded restructuring related charges of $1.2 million in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, and employee termination costs due to a reduction of workforce by 22 positions. This represented 78% of total revenue for the six month period ended June 30, 2003.
During 2003, 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and
2001, respectively. Substantially all restructuring related charges had been paid as of June 30, 2004.

     Other income, net. Other income, net, consists of interest income, interest expense, and foreign currency

transaction losses or gains. Net other income decreased 91% for the quarter ended June 30, 2004 to $39,000 from $415,000 in 2003. Net other income decreased
86% for the six month period ended June 30, 2004 to $90,000 from $623,000 in
2003. The decrease in net other income was primarily due to lower interest income due to lower cash and investment balances as a result of the special cash distribution to stockholders on September 2, 2003.

PROVISION FOR INCOME TAXES

     We have incurred significant operating losses from inception through
December 31, 2003. For income tax purposes, the Company estimates that it has available federal net operating loss carry-forwards of approximately $119 million and research and development credit carry-forwards of approximately
$151,000 at December 31, 2003. The net operating loss and research and development credit carry-forwards expire in 2011 through 2023 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to
Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this may eliminate the ability to use a substantial majority of these carry-forwards. In addition, a change in ownership of the Company may result in a substantial limitation of these carry-forwards. Further, if our historic business were not substantially continued for two years after a Section 382 change in ownership, the full amount of carry-forwards would be eliminated. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the sale of equity securities. At June 30, 2004, we had $14.7 million of cash and cash equivalents.

     Cash used in operations was $1.5 million for the six months ended June 30,
2004, compared to cash used in operations of $3.3 million for the same period of
2003. Cash used in operations for the six months ended June 30, 2004 resulted primarily from net losses, as adjusted for non-cash expenses and the gain on the sale of patent rights. We do not expect to receive any significant amounts of cash from our current operations, and we expect that we will continue to incur legal fees and other ongoing costs that will constitute a material use of cash.

     A total of $1.8 million in net cash was provided by investing activities for the six months ended June 30, 2004, compared to $7.9 million of net cash used in investing activities in the same period for 2003. Cash provided by investing activities during the six month period ended June 30, 2004 was primarily attributable to the sale of our patent portfolio to Thalveg as described in this Item 2 under "Overview". Prior to September 2003, our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Since the special cash distribution paid on September 2, 2003, we have held all of our cash in money market accounts and we plan to continue this policy pending implementation of our asset redeployment strategy.

     Net cash provided in financing activities was $2.4 million for the six months ended June 30, 2004, compared to net cash provided in financing activities of $115,000 for the three months ended March 31, 2003. Net cash was provided in financing activities in the six month period ended June 30, 2004 through the issuance of a convertible subordinated note in the amount of $2.5 million net of $288,000 of transaction costs and was provided in both periods by proceeds from sales of our common stock pursuant to the exercise of options.

     As described in Item 2 under "Overview", on September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18,
2003 in the amount of $1.50 per share, or an aggregate amount of approximately
$42.2 million.

     During 2003 and 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and
2001, respectively. A total of approximately $6.9 million was charged against the restructuring reserve during 2003. As of June 30, 2004, the total accrued restructuring liability was $8,000. Management estimates that 100% of this reserve will be a use of cash in 2004 for remaining rent commitments, less estimated sublease income, related to facilities we have vacated.

     Capital expenditures were $0 for the six months ended June 30, 2004 and
2003, respectively. Capital expenditures were higher in years prior to 2002 and reflected a significantly larger employee base and level of operations. As of
June 30, 2004, we had no material long-term commitments for capital expenditures and we do not

anticipate entering into any further material commitments for capital expenditures pending implementation of our asset redeployment strategy. Since
1999, we have purchased property and equipment with cash. From inception through
1998, we generally funded the purchase of property and equipment with capital leases.

     As described above in this Item 2 under "Overview", on April 21, 2004, the
Company issued and sold to Olden Acquisition LLC a 2% ten-year Convertible
Subordinated Note. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $288,000. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

     Our remaining commitments as of June 30, 2004, consisted primarily of obligations under one operating lease for a vacated facility in San Francisco,
California, the majority of which is sublet. The total remaining obligation under this lease, which expires on August 30, 2004 is $21,000. Net of anticipated sublease income of $13,000, the remaining obligation is $8,000.

     We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months. However, uncertainties exist as to the amounts we will receive in connection with any potential sales of assets, the costs of implementing our asset redeployment strategy and the precise value of our existing obligations and liabilities, which may exceed our available cash and cash equivalents. Furthermore, we may be unable to settle or otherwise resolve our remaining obligations and liabilities, and we may incur or be subject to additional obligations and liabilities, which could collectively exceed our available cash and cash equivalents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. ("FIN") 46,
"Consolidation of Variable Interest Entities, an Interpretation of Accounting
Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R,
"Consolidation of Variable Interest Entities", which represents a revision to
FIN No. 46. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The
Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and FIN
No. 46-R did not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through June 30, 2004, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the
United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described above in the section of this report entitled
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Overview," we are no longer actively marketing our products.
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
However, at June 30, 2004, all of our cash was held in money market accounts and therefore our future interest income sensitivity is limited.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer, its
principal executive officer and principal financial officer, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of
1934 (the "Exchange Act")) as of June 30, 2004, pursuant to Exchange Act Rule
13a-15. Based upon that evaluation, the Company's Chief Administrative Officer, concluded that the Company's disclosure controls and procedures as of June 30,
2004 are effective for gathering, analyzing and disclosing the information the
Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's

Chief Administrative Officer also concluded that the Company's disclosure controls and procedures as of June 30, 2004 are effective in timely alerting management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting have come to management's attention as of June 30, 2004 that have materially affected, or are reasonably likely to materially affect the
Company's internal control over financial reporting.

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

     The amended complaint generally alleges that the defendants violated federal securities laws by not disclosing certain actions taken by the underwriter defendants in connection with our initial public offering and our follow-on public offering. The amended complaint alleges specifically that the underwriter defendants, with our direct participation and agreement and without disclosure thereof, conspired to and did raise and increase their underwriters'
compensation and the market prices of our common stock following our initial public offering and in our follow-on public offering by requiring their customers, in exchange for receiving allocations of shares of our common stock sold in our initial public offering, to pay excessive commissions on transactions in other securities, to purchase additional shares of our common stock in the initial public offering aftermarket at pre-determined prices above the initial public offering price, and to purchase shares of our common stock in our follow-on public offering. The amended complaint seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired our common stock between April 22, 1999 and December 6, 2000. The plaintiffs have since agreed to dismiss the claims against Mr. Snyder and Mr.
Donnelly without prejudice, in return for their agreement to toll any statute of limitations applicable to those claims; and those claims have been dismissed without prejudice. On July 15, 2002, all of the issuer defendants filed a joint motion to dismiss the plaintiffs' claims in all of the related cases. On
February 19, 2003, the Court ruled against the Company on this motion.

     A special committee of our board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. A special committee of the Company's board of directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the Court.

     The Company believes that the allegations against it are without merit.
However, the Company is unable to predict the outcome or ultimate effect of this litigation.

     Blakstad Litigation

     On October 29, 2003, a purported class action lawsuit was filed against the
Company, its current directors and unnamed defendants in the District Court,
Fourth Judicial District, of the State of Minnesota, County of Hennepin
captioned Don Blakstad, on Behalf of Himself and All others Similarly Situated,
vs. Net Perceptions, Inc., John F. Kennedy, Ann L. Winblad, John T. Riedl and
Does 1-25, inclusive, File No. 03-17820. The complaint alleged, among other things, that defendants breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing and sought to enjoin the proposed liquidation of the Company and to recover reasonable attorneys' and experts'
fees. On November 24, 2003, defendants filed a motion to dismiss the lawsuit, and by order dated March 8, 2004, the court dismissed the complaint with prejudice. By letter dated March 9, 2004, the plaintiff requested the court's permission to file a motion to reconsider the decision dismissing the complaint with prejudice. On March 18, 2004, the court denied the plaintiff's request. On
April 9, 2004, the plaintiff filed a notice of appeal and statement of the case with the Court of Appeals of the State of Minnesota and, on April 22, 2004,
defendants filed their statement of the case with the Court of Appeals. In June
2004 plaintiffs informed counsel for defendants of their desire to dismiss the appeal, and, on June 3, 2004, the parties submitted to the Court of Appeals a stipulation of voluntary dismissal "without any right to further appeal." The
Court of Appeals dismissed the

appeal by order dated June 8, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

     On April 21, 2004, the Company issued and sold to Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., a 2% ten-year Convertible Subordinated
Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of the Company's common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction expenses.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of stockholders on June 23, 2004. Of the
28,316,250 shares of common stock entitled to vote at the meeting, 24,504,821 shares of common stock were present in person or by proxy and entitled to vote.
Such number of shares represented approximately 86.54% of our outstanding shares of common stock. Listed below is the matter voted upon at our annual meeting of stockholders and the voting results:

                           Voted          Voted       Abstained/Broker
                            For          Against         Non-Votes
Election of Directors       ---          -------         ---------
---------------------
   Warren Kanders        24,450,675      54,146              -
   Nicholas Sokolow      24,449,625      55,196              -
   David A. Jones        24,445,435      59,386              -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits listed below are filed with or furnished as a part of this report.

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------      -----------------------------------------------------------------
    4.1        2% Convertible Subordinated Note Due April 21, 2014 issued by Net
               Perceptions, Inc. to Olden Acquisition LLC (1)

    4.2        Registration Rights Agreement, dated as of April 21, 2004, between Net Perceptions, Inc. and Olden Acquisition LLC (1)

   10.1        Convertible Note Purchase Agreement, dated as of April 21, 2004, by and among Net Perceptions, Inc. and Olden Acquisition LLC (1)

   31.1        Certification of Principal Executive Officer and Principal
               Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certification of the Principal Executive Officer and Principal
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1)  Incorporated by reference to Net Perceptions' Quarterly Report on Form
          10-Q for the Quarter Ended March 31, 2004.

(b)  We filed the following reports on Form 8-K during the second quarter of
     2004:

     A report dated April 1, 2004, with respect to Items 2 and 7, relating to the announcement of the Company's sale of its patent portfolio and the grant of a non-exclusive source code license to a portion of the Company's intellectual property.

     A report dated April 21, 2004, with respect to Items 5 and 7, relating to the announcement of the Company's issuance and sale to Olden Acquisition
     LLC, a 2% ten-year Convertible Subordinated Note.

     A report dated June 28, 2004, with respect to Items 5 and 7, relating to a press release dated June 25, 2004, announcing that the Company has received notice from the staff of The NASDAQ Stock Market that the Company's common stock will be delisted from The NASDAQ Small Cap Market and that the
     Company has appealed such delisting to The NASDAQ Listing Qualifications
     Panel.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NET PERCEPTIONS, INC.

         Date: August 16, 2004                  By: /s/ Nigel P. Ekern
                                                    ----------------------------
                                                Nigel P. Ekern
                                                Chief Administrative Officer
                                                (Principal Executive Officer and
                                                Principal Financial Officer)

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2004
                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------      -----------------------------------------------------------------
     4.1       2% Convertible Subordinated Note Due April 21, 2014 issued by Net
               Perceptions, Inc. to Olden Acquisition LLC (1)

     4.2       Registration Rights Agreement, dated as of April 21, 2004, between Net Perceptions, Inc. and Olden Acquisition LLC (1)

    10.1       Convertible Note Purchase Agreement, dated as of April 21, 2004, by and among Net Perceptions, Inc. and Olden Acquisition LLC (1)

    31.1       Certification of Principal Executive Officer and Principal
               Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1       Certification of the Principal Executive Officer and Principal
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.

