Form 10-Q
period 2004-09-30
NET PERCEPTIONS INC
filed 2004-11-15
CIK 1078203

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

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

AS OF OCTOBER 31, 2004, THERE WERE OUTSTANDING 29,282,283 SHARES OF THE
REGISTRANT'S COMMON STOCK, $0.0001 PAR VALUE.

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2004

================================================================================

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 2004 and
            December 31, 2003                                                  2

            Consolidated Statements of Operations for the Three and
            Nine Months Ended September 30, 2004 and 2003                      3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2004 and 2003                                  4

            Notes to the Consolidated Financial Statements                     5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

   Item 4.  Controls and Procedures                                           19

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 20

   Item 6.  Exhibits                                                          21

SIGNATURE                                                                     22

EXHIBIT INDEX                                                                 23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NET PERCEPTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

==========================================================================================
                                                            September 30,     December 31,
                                                               2004              2003
-----------------------------------------------------------------------------------------
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $  14,526          $  11,932
     Accounts receivable, net                                       25                355
     Prepaid expenses and other current assets                     146                481
-----------------------------------------------------------------------------------------
           Total current assets                                 14,697             12,768
Other assets                                                       282                 35
-----------------------------------------------------------------------------------------
           Total assets                                      $  14,979          $  12,803
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $      21          $       -
     Accrued liabilities                                           270                751
     Deferred revenue                                                3                380
     Accrued restructuring costs                                     -                 37
-----------------------------------------------------------------------------------------
           Total current liabilities                               294              1,168
-----------------------------------------------------------------------------------------
   Long term debt                                                2,503                  -
-----------------------------------------------------------------------------------------
           Total liabilities                                     2,797              1,168
-----------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
     Common stock                                                    2                  2
     Additional paid-in capital                                234,262            233,761
     Deferred compensation                                        (249)                 -
     Accumulated deficit                                      (221,833)          (222,128)
-----------------------------------------------------------------------------------------
          Total stockholders' equity                            12,182             11,635
-----------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity         $  14,979          $  12,803
==========================================================================================

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 2004            2003          2004          2003
=====================================================================================================

Revenues:
    Product                                    $      -        $     95      $    405      $     576
    Service and maintenance                          25             343           492          1,391
-----------------------------------------------------------------------------------------------------
            Total revenues                           25             438           897          1,967
Cost of revenues:
    Product                                           -               -             -              8
    Service and maintenance                          11             164           216            635
-----------------------------------------------------------------------------------------------------
            Total cost of revenues                   11             164           216            643

Gross Margin                                         14             274           681          1,324

Operating expenses:
    Sales and marketing                               -             157             -          1,344
    Research and development                          -             427           250          1,616
    General and administrative                      170             568         2,096          1,280
    Gain on sale of patents                           -               -        (1,800)             -
    Restructuring related charges                     -           1,051            (7)         2,251
-----------------------------------------------------------------------------------------------------
            Total operating expenses                170           2,203           539          6,491
-----------------------------------------------------------------------------------------------------

Operating income (loss)                            (156)         (1,929)          142         (5,167)

Other income (expense):
   Interest income                                   48             115           106            610
   Interest expense                                 (26)              -           (48)             -
   Other income                                      41             101            95            229
-----------------------------------------------------------------------------------------------------
            Total other income, net                  63             216           153            839
-----------------------------------------------------------------------------------------------------
Net income (loss)                              $    (93)        $(1,713)     $    295      $  (4,328)
=====================================================================================================
Net incomes (loss) per share:
  Basic                                        $  (0.00)        $ (0.06)     $   0.01      $   (0.16)
  Diluted                                      $  (0.00)        $ (0.06)     $   0.01      $   (0.16)

Shares used in computing basic and
diluted net income (loss) per share:
  Basic                                          29,277          27,796        28,662         27,735
  Diluted                                        29,277          27,796        29,065         27,735
=====================================================================================================

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

========================================================================================================
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2004           2003
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                          $     295       $  (4,328)
   Reconciliation of net income (loss) to net cash used in operating activities:
      Gain on sale of patents                                                    (1,800)              -
       Depreciation and amortization                                                  -             477
          Recovery of doubtful accounts                                             (28)            (65)
          Restructuring related charges (reversals)                                 (15)          2,251
          Amortization of debt issuance costs                                        13               -
          Amortization of discount on debt                                           26               -
          Stock-based compensation                                                   43               -
          Amortization of premiums on investments                                     -             183
          Changes in assets and liabilities:
           Accounts receivable                                                      358             301
              Prepaid expenses and other assets                                     363            (224)
           Accounts payable                                                          21             (52)
              Accrued expenses and other liabilities                               (503)         (8,042)
           Deferred revenue                                                        (377)           (124)
--------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                   (1,604)         (4,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of patents                                                1,800               -
     Purchases of short-term investments                                              -         (16,121)
     Sales and maturities of short-term investments                                   -          39,046
--------------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                                 1,800          22,925

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distribution to stockholders                                                  -         (42,198)
   Proceeds from issuance of convertible subordinated note, net of
      offering costs of $288                                                      2,245               -
     Proceeds from exercise of stock options, net of stock repurchases              153             893
     Proceeds from issuance of stock under employee stock purchase plan               -              12
--------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                       2,398         (41,293)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              2,594         (27,543)
Cash and cash equivalents at beginning of period                                 11,932          39,729
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $  14,526       $  12,187
--------------------------------------------------------------------------------------------------------

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

     Comprehensive income (loss) consists of net income (loss) and unrealized gain (loss) on available-for-sale investments. During the three and nine month periods ended September 30, 2004, comprehensive income (loss) consisted entirely of net income (loss) as the Company had no available-for-sale investments.
Changes in unrealized gain (loss) on available-for-sale investments were $(90)
and $(122) for the three and nine months ended September 30, 2003, respectively.
Comprehensive loss was $1,803 and $4,450 for the three and nine months ended
September 30, 2003, respectively.

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

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------------------------------------------
                                                      2004           2003           2004           2003
                                                  -------------------------------------------------------------

Net income (loss), as reported                       $ (93)       $ (1,713)        $ 295         $ (4,328)
Add: Stock-based employee compensation expense
included in reported net loss                           24              --            43               --
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                         (26)           (304)          (73)          (1,157)
                                                  -------------------------------------------------------------
Pro forma net income (loss)                          $ (95)       $ (2,017)         $265         $ (5,485)
                                                  =============================================================

Net income (loss) per share:
Basic
     As reported                                    $(0.00)         $(0.06)        $0.01           $(0.16)
                                                  =============================================================
     Pro forma                                      $(0.00)         $(0.07)        $0.01           $(0.20)
                                                  =============================================================
Diluted
     As reported                                    $(0.00)         $(0.06)        $0.01           $(0.16)
                                                  =============================================================
     Pro forma                                      $(0.00)         $(0.07)        $0.01           $(0.20)
                                                  =============================================================

NOTE 3.  PER SHARE DATA

     Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and restricted stock. Shares used in the diluted net income (loss) per share for the three months ended September 30, 2004, exclude the impact of 350 potential common shares from the exercise of stock options and restricted stock, which were anti-dilutive. Shares used in the diluted net income (loss) per share for the three and nine months ended September 30, 2003, exclude the impact of 4,014 potential common shares from the exercise of stock options, which were anti-dilutive.

                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,
                         -------------------------------------------------------------
                               2004         2003             2004            2003
                          ------------------------------------------------------------

BASIC EARNINGS PER SHARE
CALCULATION:
                          ----------------------------------------------------------
  Net income (loss)            $(93)       $(1,713)            $295      $ (4,328)
                          ==========================================================
Weighted average common
shares - basic               29,277         27,796           28,662        27,735
Basic net income (loss)
per share                    $(0.00)        $(0.06)           $0.01        $(0.16)
                          ==========================================================

DILUTED EARNINGS PER
SHARE CALCULATION:
  Net income (loss)            $(93)      $ (1,713)            $295       $(4,328)
                          ==========================================================

Weighted average common
shares - basic               29,277         27,796           28,662        27,735
Effect of dilutive stock
options and restricted            -              -              403             -
stock
Weighted average common
shares - diluted             29,012         27,796           29,065        27,735
Diluted net income
(loss) per share             $(0.00)        $(0.06)           $0.01        $(0.16)
                          ==========================================================

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

    The Company recorded restructuring related charges of $1,200 in the first quarter of 2003 related primarily to the closure of operations in three satellite offices, employee termination costs due to a reduction of workforce by
22 positions and $413 for estimated losses on the disposal of fixed assets. The
Company recorded additional restructuring related charges of $1,051 in the third quarter of 2003 related primarily to the termination of three real estate lease agreements, and employee termination costs due to a reduction of workforce by 12 positions. The aggregate cash payments for the lease terminations were approximately $5.4 million. The Company had no remaining commitments as of
September 30, 2004. The following table presents a summary of the restructuring related activities and accrued restructuring charges as of September 30, 2004:

                                                                               EMPLOYEE                       FIXED
                                                                   LEASE       SEVERANCE                      ASSET
                                                                COMMITMENTS       AND                       DISPOSALS
                                                                AND RELATED   TERMINATION                   AND OTHER
                                                                   ITEMS         COSTS        SUBTOTAL         COSTS        TOTAL
                                                                ------------  -----------    ----------      ---------    ---------

Restructuring Related Charges and Impairments Net of
  Reversal                                                       $ 10,649      $  1,634       $  12,283      $  3,268     $  15,551
Restructuring Payments                                             (2,233)       (1,523)         (3,756)         (195)       (3,951)
Sublease Income and proceeds from the Sale of Fixed Assets            280             -             280           261           541
Non-Cash Asset Disposals and Deferred Rent Write-Off               (1,800)            -          (1,800)       (2,908)       (4,708)
                                                                 --------      --------       ---------      --------     ---------

ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2001                    $  6,896      $    111       $   7,007      $    426     $   7,433
                                                                 --------      --------       ---------      --------     ---------

Restructuring Related Charges and Impairments                           -           506             506           262           768
Restructuring Payments                                             (4,024)         (547)         (4,571)          (66)       (4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets          1,299             -           1,299            68         1,367
Non Cash Asset Disposals                                                -             -               -          (642)         (642)
Reclassification of Accrued Lease Exit Costs                          383             -             383             -           383
                                                                 --------      --------       ---------      --------     ---------

ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2002                    $  4,554      $     70       $   4,624      $     48     $   4,672
                                                                 --------      --------       ---------      --------     ---------
Restructuring Related Charges and Impairments                       1,249           589           1,838           413         2,251
Restructuring Payments                                             (8,094)         (652)         (8,746)          (51)       (8,797)
Sublease Income and Proceeds from the Sale of Fixed Assets          1,832             -           1,832           165         1,997
Non Cash Asset Disposals and Deferred Rent Write-Off                  489             -             489          (575)          (86)
                                                                 --------      --------       ---------      --------     ---------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2003                    $     30       $     7       $      37        $    -     $      37
                                                                 ========       =======       =========        =====      =========
Restructuring Related Reversal                                          -            (7)             (7)            -            (7)
Restructuring Payments                                                (30)            -             (30)            -           (30)

ACCRUED RESTRUCTURING AS OF SEPTEMBER 30, 2004                   $      -       $     -       $       -        $    -       $     -
                                                                 ========       =======       =========        =====      =========

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

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. ("FIN") 46,
"Consolidation of Variable Interest Entities, an Interpretation of Accounting
Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R,
"Consolidation of Variable Interest Entities", which represents a revision to
FIN No. 46. The provisions of FIN No. 46-R applied immediately to entities created after December 31, 2003. For VIEs created before December 31, 2003, FIN
467 is effective for the first period beginning after December 15, 2004. The
Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and FIN
No. 46-R did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

     The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature and is amortizing the beneficial conversion feature over one year (the period after which the note is convertible). The
Company recorded $14 and $26 of interest expense relating to the beneficial conversion feature during the three and nine month periods ended September 30,
2004, respectively.

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

NOTE 10. RESTRICTED STOCK

     Mr. Nigel Ekern, the Company's Chief Administrative Officer, and Mr. Gray
Hudkins, formerly the Company's Director of Corporate Development, received a restricted stock grant of 364,583 and 243,750 shares, respectively, of the
Company's common stock under the Company's incentive plans, vesting over three years, on April 21, 2004, on which day the closing price of the Company's common stock was $0.48 per share. Mr. Hudkins' restricted shares were vested in connection with his resignation on October 1, 2004 as an employee of the
Company. The Company recorded compensation expense of $24 and $43 relating to the restricted stock during the three and nine month periods ended September 30,
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

     References in this Quarterly Report on Form 10-Q to "Net Perceptions," the
"Company," "we," "our" and "us" refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary
Knowledge Discovery One, Inc. (which we refer to in this report as "KD1"). On
September 9, 2003, KD1 was merged with and into the Company.

OVERVIEW

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

    We were incorporated in Delaware in July 1996, and have sustained losses since inception. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. As of November 10, 2004, the Company has two employees, each of whom is an executive officer. As of September 30, 2004, we had an accumulated deficit of $222 million. Our net loss was $5.3 million for the year ended December 31,
2003, compared to a net loss of $16.7 million in the prior year. The losses referred to in this paragraph resulted from costs incurred in the development and marketing of our products and services, significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

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

    On April 1, 2004, we entered into an agreement with Tornago, Inc., or
Tornago, a corporation formed by three non-officer former employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represents approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company expects to continue to recognize the deferred revenue as earned and the $60,000 will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. The agreement provides that, we receive a 15% royalty on any follow-on services sold by
Tornago through April 1, 2006.

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

    While we expect to continue to service our existing customers through
Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer directly marketing or supporting our products and have not retained any employees to do so. We anticipate that our operating expenses will continue to decline in 2004, but will continue to constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow for the foreseeable future. While we reported a net profit for the first nine months of 2004 due to the Thalveg transaction, we do not expect to generate an operating profit for 2004 or the foreseeable future. Our

ability to become profitable will depend, among other things, on our identification and acquisition of a new operating business and the success of that business.

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

SIGNIFICANT EVENTS

     As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004, our securities were delisted from the Nasdaq SmallCap Market effective with the opening of business on Friday,
September 3, 2004. On September 2, 2004, the Company's common stock commenced trading on the OTC Pink Sheets, under the symbol "NETP.PK".

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
SEPTEMBER 30, 2003

     The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                     2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------------

Revenues:
    Product                                             -%             22%              45%              29%
    Service and maintenance                           100              78               55               71
----------------------------------------------------------------------------------------------------------------
            Total revenues                            100             100              100              100
Cost of revenues:
    Product                                             -               -                -                -

    Service and maintenance                            44              37               24               33
----------------------------------------------------------------------------------------------------------------
            Total cost of revenues                     44              37               24               33

Gross Margin                                           56              63               76               67

Operating expenses:
    Sales and marketing                                 -              36                -               68
    Research and development                            -              97               28               82
    General and administrative                        680             130              234               65
    Gain on sale of patents                             -               -             (201)               -
    Restructuring related charges                       -             240               (1)             114
----------------------------------------------------------------------------------------------------------------
            Total operating expenses                  680             503               60              329
----------------------------------------------------------------------------------------------------------------

Income (loss) from operations                        (624)           (440)              16             (263)

Other income (expense), net:                          252              49               17               43
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                   (372)%           (391)%             33%            (220)%
----------------------------------------------------------------------------------------------------------------

REVENUES

    Total revenues. Total revenues decreased 94% to $25,000 for the three months ended September 30, 2004, from $438,000 for the same period in 2003. Total revenues decreased 54% to $897,000 for the nine months ended September 30, 2004, from $2.0 million for the same period in 2003. Revenues from sales in the United
States were $25,000 in the third quarter of 2004 compared to $352,000 in the same period of 2003, representing 100% and 80% of total revenues respectively.
Revenues from sales in the United States were $849,000 for the nine month period ended September 30, 2004 compared to $1.7 million in the same period of 2003, representing 95% and 89% of total revenues respectively. Revenues from international sales in the third quarter of 2004 were $0, or 0% of total revenues, compared to $86,000, or 20% of total revenues in the same period of
2003. Revenues from international sales for the nine months ended September 30,
2004 were $48,000, or 5% of total revenues, compared to $218,000, or 11% of total revenues in the same period of 2003. As part of the downsizing of our business and operations, we no longer maintain a direct sales force resulting in a decrease in our revenue. International sales have generally been denominated in United States dollars.

    As described in this Item 2 under "Overview", we are no longer directly marketing our products, and we do not expect that future revenues from these products or services related to these products will be significant.

    Product revenues. Product revenues decreased 100% to $0 for the three months ended September 30, 2004, compared to $95,000 for the same period of 2003.
Product revenues decreased 30% to $405,000 for the nine months ended September
30, 2004, compared to $576,000 for the same period of 2003. Product revenues comprised 0% of total revenues for the third quarter of 2004 compared to 22% for the same period of 2003. Product revenues comprised 45% of total revenues for the nine months ended September 30, 2004 compared to 29% for the same period of
2003. Product revenues have decreased because we no longer maintain a direct sales force and a decline in our customer base. We expect limited product revenues for the foreseeable future.

    Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 94% to
$25,000 for the quarter ended September 30, 2004 from $343,000 for the quarter ended September 30, 2003. Service and maintenance revenues decreased 65% to
$492,000 for the nine month period ended September 30, 2004 from $1.4 million for the nine month period ended September 30, 2003. Service and maintenance revenues comprised 100% and 78% of total revenues for the quarters ended
September 30, 2004 and 2003, respectively. Service and maintenance revenues comprised 55% and 71% of total revenues for the nine month period ended
September 30, 2004 and 2003, respectively. The decrease in service and maintenance revenues in absolute dollars reflected lower levels of consulting and maintenance services due to our decision to no longer directly support our customers. As described in this Item 2 under "Overview", we entered into an agreement on April 1, 2004 with Tornago, Inc. to

fulfill our existing prepaid customer support obligations. We do not anticipate entering into additional service and maintenance agreements with customers other than in association with Tornago. Therefore, we expect service and maintenance revenues to continue to decline.

COST OF REVENUES

    Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. No royalties were payable to third parties and no amortization expense existed during the periods presented relating to intangible assets which historically represented the costs of product revenues. We do not expect any future costs of product revenues to be significant.

    Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers.

    Cost of service and maintenance revenues decreased 93% to $11,000 for the quarter ended September 30, 2004 from $164,000 for the quarter ended September
30, 2003. Cost of service and maintenance revenues decreased 66% to $216,000 for the nine month period ended September 30, 2004 from $635,000 for the nine month period ended September 30, 2003. Cost of service and maintenance revenue for the third quarter of 2004 and 2003 represented 44%, and 48% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenue for the nine month periods ended September 30, 2004 and 2003 represented 44%, and 46% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts. Due to the further headcount reductions undertaken in August 2003 and thereafter, and, as described above in this Item 2 under "Overview", because we entered into a contract with Tornago to fulfill certain prepaid support obligations and in connection therewith terminated the employment of the remaining members of our engineering staff, we expect that our cost of service and maintenance revenues will continue to decrease in 2004.

OPERATING EXPENSES

     As described in this Item 2 under "Overview", we are no longer directly marketing or supporting our products and do not expect to incur significant operating expenses in 2004 relating to sales and marketing and research and development. Also as described in this Item 2 under "Overview", on April 21,
2004 we announced the simultaneous signing and closing of an investment into the
Company by Olden Acquisition LLC for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value.

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

    Sales and marketing. Historically, our sales and marketing expenses have consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 100% to $0 for the three month period ended September 30, 2004 compared to $157,000 for the three months ended September 30, 2003. Sales and marketing expenses decreased 100% to
$0 for the nine month period ended September 30, 2004 compared to $1.3 million for the nine months ended September 30, 2003. Sales and marketing expenses were
0% and 36% of total revenues for the three months ended September 30, 2004 and
2003, respectively. Sales and marketing expenses were 0% and 68% of total revenues for the nine months ended September 30, 2004 and 2003, respectively.
The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer directly market our products. We expect sales and marketing expenses will be minimal, if any, for the balance of 2004.

    Research and development. Historically, our research and development expenses consist primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 100% to $0 for the three months ended September
30, 2004 compared to $427,000 for the three months ended September 30, 2003.
Research and development expenses decreased 85% to $250,000 for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended
September 30, 2003. Research and development expenses were 0%, and 97% of total revenues for the three months ended September 30, 2004 and 2003, respectively.
Research and development expenses were 28%, and 82% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts. As described above in this Item 2 under "Overview", we terminated the employment of the remaining members of our engineering staff effective March 31, 2004. We expect to incur minimal, if any, research and development expenses for the balance of 2004.

    General and administrative. General and administrative expenses consist primarily of employee-related costs, provision for doubtful accounts and professional service fees. General and administrative expenses decreased 70% to
$170,000 for the three months ended September 30, 2004 compared to $568,000 for the three months ended September 30, 2003. General and administrative expenses increased 64% to $2.1 million for the nine months ended September 30, 2004 compared to $1.3 million for the nine months ended September 30, 2003. General and administrative expenses were 680% and 130% of total revenue for the three months ended September 30, 2004 and 2003, respectively. General and administrative expenses were 234% and 65% of total revenue for the nine months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses during the nine months ended September 30, 2004 was primarily due to increased professional fees associated with our continued
exploration and negotiation of asset disposition and license agreements, fees associated with an unsolicited exchange offer for the Company by Obsidian
Enterprises, Inc., costs associated with our special stockholders meeting to vote on the plan of liquidation, including in connection with Obsidian's proxy solicitation opposing the plan of liquidation, defense costs associated with the
Blakstad litigation described in Item 1 of Part II of this report, costs associated with the termination of our former executive officers and employees, our continued consideration and evaluation of strategic alternatives and costs associated with our annual meeting held on June 23, 2004. Although we expect personnel-related and other general and administrative expenses to decline in
2004, continued high levels of outside professional fees, and other costs, such as directors and officers liability insurance, associated with continuing as a public reporting company, may offset any such decrease.

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

    Restructuring related charges and impairments. We recorded restructuring related charges of $2.3 million in the first nine months of 2003 related primarily to the closure of operations in three satellite offices, and real estate lease and employee termination costs. This represented 114% of total revenue for the nine month period ended September 30, 2003. During 2003, 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and 2001, respectively.
All restructuring related charges have been paid as of September 30, 2004.

    Other income, net. Other income, net, consists of interest income, interest expense, and foreign currency transaction losses or gains. Net other income decreased 70% for the quarter ended September 30, 2004 to $63,000 from $216,000 in 2003. Net other income decreased 82% for the nine month period ended
September 30, 2004 to $153,000 from $839,000 in 2003. The decrease in net other income was primarily due to lower interest income due to lower cash and investment balances as a result of the special cash distribution to stockholders on September 2, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the sale of equity securities. At September 30, 2004, we had $14.5 million of cash and cash equivalents.

    Cash used in operations was $1.6 million for the nine months ended September
30, 2004, compared to cash used in operations of $4.8 million for the same period of 2003. Cash used in operations for the nine months ended September 30,
2004 resulted primarily from net losses, as adjusted for non-cash expenses and the gain on the sale of patent rights. We do not expect to receive any significant amounts of cash from our current operations, and we expect that we will continue to incur legal fees and other ongoing costs that will constitute a material use of cash.

    A total of $1.8 million in net cash was provided by investing activities for the nine months ended September 30, 2004, compared to $22.9 million of net cash provided by investing activities in the same period for 2003. Cash provided by investing activities during the nine month period ended September 30, 2004 was primarily attributable to the sale of our patent portfolio to Thalveg as described in this Item 2 under "Overview". Prior to September 2003, our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Since the special cash distribution paid on September 2, 2003, we have held all of our cash in money market accounts and we plan to continue this policy pending implementation of our asset redeployment strategy.

    Net cash provided in financing activities was $2.4 million for the nine months ended September 30, 2004, compared to net cash used in financing activities of $41.3 million for the nine months ended September 30, 2003. Net cash was provided in financing activities in the nine month period ended
September 30, 2004 through the issuance of a convertible subordinated note in the amount of $2.5 million net of $288,000 of transaction costs and was provided by proceeds from sales of our common stock pursuant to the exercise of options.
Net cash was used in financing activities for the nine month period ended
September 30, 2003 due to the $42.2 million special cash distribution to stockholders paid on September 2, 2003, partially offset by cash provided pursuant to the exercise of options.

    During 2003 and 2002 and 2001, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million, $768,000 and $15.6 million during 2003, 2002 and
2001, respectively. A total of approximately $6.9 million was charged against the restructuring reserve during 2003. As of September 30, 2004, the total accrued restructuring liability was satisfied.

    Capital expenditures were $0 for the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures were higher in years prior to 2002 and reflected a significantly larger employee base and level of operations. As of September 30, 2004, we had no material long-term commitments for capital expenditures and we do not anticipate entering into any further material commitments for capital expenditures pending implementation of our asset redeployment strategy. Since 1999, we have purchased property and equipment with cash. From inception through 1998, we generally funded the purchase of property and equipment with capital leases.

    As described above in this Item 2 under "Overview", on April 21, 2004, the
Company issued and sold to Olden Acquisition LLC a 2% ten-year Convertible
Subordinated Note. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $288,000. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.

    As of September 30, 2004, we have no remaining commitments under operating leases.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Interpretation No. ("FIN") 46,
"Consolidation of Variable Interest Entities, an Interpretation of Accounting
Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R,
"Consolidation of Variable Interest Entities", which represents a revision to
FIN No. 46. The provisions of FIN No. 46-R applied immediately to entities created after December 31, 2003. For VIEs created before December 31, 2003, FIN
467 is effective for the first period beginning after December 15, 2004. The
Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 and FIN
No. 46-R did not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Through September 30, 2004, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the
United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described above in Part 1, Item 2 under the section of this report entitled "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Overview," we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

     Our historical exposure to market risk was otherwise limited to interest income sensitivity, which is affected by changes in the general level of United
States interest rates, particularly because the majority of our investments were in debt securities issued by corporations and the United States government.
However, at September 30, 2004, all of our cash was held in money market accounts and therefore our future interest income sensitivity is limited.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative
Officer, its principal executive officer and principal financial officer, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities
Exchange Act of 1934 (the "Exchange Act") as of September 30, 2004, pursuant to
Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief
Administrative Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the
Securities and Exchange Commission's rules and forms. The Company's Chief
Administrative Officer, also concluded that the Company's disclosure controls and procedures as of September 30, 2004 are effective in timely alerting management to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the
Company's internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibits listed below are filed with or furnished as a part of this report.

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------        ---------------------------------------------------------------
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

                                       NET PERCEPTIONS, INC.

       Date: November 15, 2004               By: /s/ Nigel P. Ekern
                                                 -------------------------------
                                             Nigel P. Ekern
                                             Chief Administrative Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)

                              NET PERCEPTIONS, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2004
                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  --------       ---------------------------------------------------------------
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

