Form 10-K
period 2004-12-31
NET PERCEPTIONS INC
filed 2005-03-31
CIK 1078203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-25781

                                ----------------

                              NET PERCEPTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                 DELAWARE                                41-1844584
       (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

ONE LANDMARK SQUARE, STAMFORD, CONNECTICUT                 06901
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (203) 428-2040
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant's Common Stock, par value $0.0001 per share, reported on the Nasdaq Small Cap Market on June 30, 2004 was $14,559,511.

As of March 15, 2005, there were outstanding 28,917,745 shares of the registrant's Common Stock, $0.0001 par value.

================================================================================

                              NET PERCEPTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I

      ITEM 1.   BUSINESS                                                      3
      ITEM 2.   PROPERTIES                                                    8
      ITEM 3.   LEGAL PROCEEDINGS                                             8
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

PART II

      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES            10
      ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA                         11
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                    12
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   20
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  21
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE                                     38
      ITEM 9A.  CONTROLS AND PROCEDURES                                      38

PART III

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           38
      ITEM 11.  EXECUTIVE COMPENSATION                                       38
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   38
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               39
      ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                       39

PART IV

       ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                      39

     SIGNATURES                                                              41

EXHIBIT INDEX                                                                42

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this report. The Company cannot guarantee its future performance.

References in this report to "Net Perceptions," the "Company," "we," "our" and "us" refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as "KD1"), prior to its merger with and into the Company on September 9, 2003.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Net Perceptions was formerly a provider of software solutions designed to enable customers to improve their marketing, selling and merchandising effectiveness. We are currently seeking to redeploy our cash and cash equivalent assets to enhance stockholder value and are seeking, analyzing and evaluating potential acquisition and merger candidates. We were incorporated in Delaware in July 1996. Our principal corporate office is located at One Landmark Square, Stamford, Connecticut 06901 and our telephone number is (203) 428-2040.

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

We are attempting to limit our cash expenditure rate by, among other things, awarding executive management only non-cash deferred equity compensation at this time. In connection with the consummation of an asset redeployment transaction, it is expected that management and/or Kanders & Company, Inc. will be awarded cash and/or equity compensation based upon the completion of the redeployment transaction.

BUSINESS

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

On April 1, 2004, we entered into an agreement with Tornago, Inc. ("Tornago"), a corporation formed by three former non-officer employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represented approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company will continue to recognize the deferred revenue as earned and the payments to Tornago will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. Under the agreement, we will receive a 15% royalty on any follow-on services sold by Tornago through April 1, 2006. In connection with the agreement with Tornago, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and paid severance to these employees in accordance with existing agreements. While we expect to continue to service our existing customers through Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer directly marketing or supporting our products and have not retained any employees to do so.

On April 21, 2004, we announced the simultaneous signing and closing of the investment into the Company by Olden, for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value. We issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $288,000.

As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004, our securities were delisted from the Nasdaq SmallCap Market effective with the opening of business on September 3, 2004. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). The Company's common stock is now quoted on the Pink Sheets Electronic Quotation Service under the symbol "NETP.PK."

PRIOR BUSINESS

We previously developed and marketed software solutions designed to enable our customers to interact more intelligently with their customers. Our solutions integrated and analyzed information about customers, products and transaction activity to generate specific actions our customers could take to improve their marketing, selling and merchandising effectiveness. We combined our software products with industry expertise and professional services to create industry-specific solutions that were designed to integrate with and add value to existing custom or purchased systems, including customer relationship management, or CRM, systems and processes.

Our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and nine as of December 31, 2003. As of December 31, 2004, the Company has four employees, two of whom are executive officers.

We have sustained losses on an annual basis since inception. As of December 31, 2004, we had an accumulated deficit of $222.2 million. Our net loss was $61,000 for the year ended December 31, 2004, compared to a net loss of $5.3 million in the prior year. The losses referred to in this paragraph resulted from significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

In February 2003, we engaged U.S. Bancorp Piper Jaffray to act as our financial advisor in connection with the potential sale of the Company. On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share or a total of approximately $42.2 million, which was reflected as a reduction to additional paid-in capital.

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

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2004, we had four employees, two of whom are executive officers, and all of whom are located in our Stamford, Connecticut headquarters. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

                   FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our financial condition. If any of these risks actually occur, our financial condition could be materially adversely affected.

                        RISKS RELATED TO NET PERCEPTIONS

WE CONTINUE TO INCUR OPERATING LOSSES.

We are not profitable and have incurred an accumulated deficit of $222.2 million from our inception through December 31, 2004. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash and cash equivalent assets to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable the Company to redeploy its assets and use its cash and cash equivalent assets to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering stability and growth opportunities. We may not be successful in acquiring such a business or in operating any business that we acquire. Failure to redeploy successfully will result in our inability to become profitable.

Even if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully. Any acquisition, even if effectively integrated, may not benefit our stockholders.

Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; and (iii) our ability to integrate and absorb the acquired company successfully. We may be unable to address these problems successfully.

WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH OUR EVALUATION OF SUITABLE MERGER PARTNERS AND ACQUISITION CANDIDATES.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and merger candidates. We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these redeployment efforts during due diligence and negotiation of potential acquisitions. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

WE WILL LIKELY HAVE NO OPERATING HISTORY IN OUR NEW LINE OF BUSINESS, WHICH IS YET TO BE DETERMINED, AND THEREFORE WE WILL BE SUBJECT TO THE RISKS INHERENT IN ESTABLISHING A NEW BUSINESS.

We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for the Company. The ultimate success of such new business cannot be assured.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET OPERATING LOSS ("NOL") AND TAX CREDIT CARRYFORWARDS.

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates.

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders" within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service. The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code, may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD SIGNIFICANTLY LIMIT OUR ABILITY TO OPERATE AND ACQUIRE AN ESTABLISHED BUSINESS.

The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. We have sought to qualify for an exclusion from registration including the exclusion available to a company that does not own "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the Securities and Exchange Commission or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the Securities and Exchange Commission or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the Securities and Exchange Commission could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

                        RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ SMALL CAP MARKET

On September 3, 2004, our common stock was delisted from the Nasdaq Small Cap Market. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the Pink Sheets Electronic Quotation Service under the symbol "NETP.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS.

The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Item 5 of this Report which sets forth the range of high and low closing prices of our common stock for the calendar quarters indicated.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

Although our stockholders may receive dividends if, as and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF PREFERRED STOCK.

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways, which may delay, defer or prevent a change in control of the Company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF EQUITY AND CASH COMPENSATION AND OTHER SHARES OF OUR COMMON STOCK IN THE FUTURE WHICH COULD CAUSE DILUTION TO OLD INVESTORS AND OTHERWISE ADVERSELY AFFECT OUR STOCK PRICE.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. In addition, we have limited cash compensation to management pending consummation of a redeployment transaction and expect to award cash and equity compensation to management in connection with such a transaction. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration or as compensation to management, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes. Cash payments as compensation or otherwise can also significantly diminish cash that is available to the Company for working capital and other purposes, which could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut, where we occupy space made available to us by Kanders & Company, Inc., an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders. This arrangement is subject to termination at any time.

The Company believes that its current facilities are suitable and adequate for its present and anticipated near-term needs.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Initial and Follow-On Public Offering Securities Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company, FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company's April 1999 initial public offering, several other underwriters who participated in the initial public offering, Steven J. Snyder, the Company's then president and chief executive officer, and Thomas M. Donnelly, the Company's then chief financial officer. The lawsuit was filed in the United
States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company's March 2000 follow-on public offering in addition to those relating to its initial public offering.

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

The parties have negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.

The Company believes that the allegations against it are without merit. After reviewing this proceeding (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage) the Company believes the outcome of this proceeding will not have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceeding could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was previously listed on the Nasdaq National Market System and the Nasdaq SmallCap Market until September 3, 2004, when our common stock was delisted from the Nasdaq SmallCap Market following a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the Pink Sheets Electronic Quotation Service under the symbol "NETP.PK".

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market System and the Nasdaq SmallCap Market prior to September 3, 2004 and the range of high and low bids for our common stock as reported by the Pink Sheets Electronic Quotation Service on and after September 3, 2004. The quotes listed below on and after September 3, 2004 reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    PRICE RANGE OF
                                                     COMMON STOCK
                                                    --------------
                                                     HIGH     LOW
                                                    -----    -----
                 2003
                 First Quarter                      $1.56    $1.22
                 Second Quarter                     $1.68    $1.41
                 Third Quarter                      $1.88    $0.36
                 Fourth Quarter                     $0.51    $0.32

                 2004
                 First Quarter                      $0.43    $0.39
                 Second Quarter                     $1.03    $0.41
                 Third Quarter                      $0.92    $0.68
                 Fourth Quarter                     $0.91    $0.72

                 2005
                 First Quarter                      $0.86    $0.70
                 (through March 15, 2005)

As of March 15, 2005, there were 217 stockholders of record registered with our transfer agent, Wells Fargo Bank Minnesota, N.A. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

DIVIDENDS

We currently anticipate that we will retain our cash and all potential future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In the tables below we provide you with selected historical financial data of the Company, which should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of operations data for each of the years in the periods ended December 31, 2004, 2003, and 2002, and the balance sheet data at December 31, 2004 and 2003, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2001 and 2000 are derived from audited financial statements not included in this report, and have been reclassified to conform with current period presentation relating to reimbursable expenses that were previously recorded net to cost of revenue.

                      FIVE YEAR CONSOLIDATED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                        2004         2003        2002          2001         2000
                                                        ----         ----        ----          ----         ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF  OPERATIONS DATA
Revenues:
  Product                                            $     405    $     962    $   1,703    $   2,979    $  25,087
  Service and maintenance                                  522        1,622        3,541        7,535       12,342
                                                     ---------    ---------    ---------    ---------    ---------
   Total revenues                                          927        2,584        5,244       10,514       37,429
                                                     ---------    ---------    ---------    ---------    ---------
Cost of revenues:
  Product                                                   --           12          292          943        1,807
  Service and maintenance                                  220          755        2,101        5,143       11,532
                                                     ---------    ---------    ---------    ---------    ---------
   Total cost of revenues                                  220          767        2,393        6,086       13,339
                                                     ---------    ---------    ---------    ---------    ---------
Gross margin                                               707        1,817        2,851        4,428       24,090
                                                     ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Sales and marketing                                       --        1,347        4,550       15,215       25,589
  Research and development                                 250        2,112        5,933       10,572       19,354
  General and administrative                             2,428        2,261        2,819        6,198       11,146
  Lease abandonment expense                                 --           --           --          225        1,250
  Restructuring related charges and impairments(1)          (7)       2,251          768       15,551           --

  Gain on sale of patents                               (1,800)          --           --           --           --
  Amortization of intangibles                               --           --          110        9,650       25,394
  Impairment of goodwill and other intangibles(2)           --           --        6,546       75,298           --
                                                     ---------    ---------    ---------    ---------    ---------
   Total operating expenses                                871        7,971       20,726      132,709       82,733
                                                     ---------    ---------    ---------    ---------    ---------
Loss from operations                                      (164)      (6,154)     (17,875)    (128,281)     (58,643)
Other income, net                                          103          861        1,141        4,483        5,096
                                                     ---------    ---------    ---------    ---------    ---------
Net loss                                             $     (61)   $  (5,293)   $ (16,734)   $(123,798)   $ (53,547)
                                                     =========    =========    =========    =========    =========
Basic and diluted net loss per share                 $    0.00    $   (0.19)   $   (0.61)   $   (4.59)   $   (2.12)
                                                     =========    =========    =========    =========    =========
Shares used in computing basic and diluted net
  loss per share                                        28,574       27,683       27,216       26,951       25,209
                                                     =========    =========    =========    =========    =========
Cash distributions paid (3)                          $      --    $    1.50    $      --    $      --    $      --
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments    $  14,444    $  11,932    $  62,959    $  73,605    $  68,880
Working capital                                         14,306       11,600       57,031       64,321       66,364
Total assets                                            14,723       12,803       65,796       88,878      211,834
Long-term liabilities, net of current portion            2,517           --          510          577        1,951
Total stockholders' equity                              12,028       11,635       58,342       75,407      198,518

(1) In 2001, we incurred a restructuring related charge of $15.6 million, consisting of charges relating to facility consolidation and employee terminations, losses and estimated losses on the disposal of assets and other restructuring related charges. In 2002, we incurred a restructuring related charge of $768,000 consisting primarily of charges relating to employee terminations. In 2003, we incurred a restructuring related charge of $2.3 million, consisting of charges relating to facility consolidation, lease terminations and employee terminations. See Note 5 to the Consolidated Financial Statements.

(2) At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of Knowledge Discovery One, Inc. ("KD1"). As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. At December 31, 2002, we performed an additional impairment assessment of the remaining goodwill and other intangible assets recorded in connection with the acquisition of KD1.

    As a result of our review, we recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value. See Note 4 to the Consolidated Financial Statements.

(3) On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share. See Note 8 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ALL OF OUR OPERATIONS OTHER THAN ADMINISTRATIVE FUNCTIONS HAVE BEEN TERMINATED. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE YEAR ENDED DECEMBER 31, 2004 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

We were incorporated in Delaware in July 1996, and our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and nine as of December 31, 2003. As of December 31, 2004, the Company has four employees, two of whom are executive officers.

We have sustained losses on an annual basis since inception. As of December 31, 2004, we had an accumulated deficit of $222.2 million. Our net loss was $61,000 for the year ended December 31, 2004, compared to a net loss of $5.3 million in the prior year. The losses referred to in this paragraph resulted from significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

In February 2003, we engaged U.S. Bancorp Piper Jaffray to act as our financial advisor in connection with the potential sale of the Company. On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share or a total of approximately $42.2 million, which was reflected as a reduction to additional paid-in capital. We also reduced our workforce by 12 positions to ten full-time employees.

On October 21, 2003, we announced that our board of directors had unanimously approved a Plan of Complete Liquidation and Dissolution, referred to as the plan of liquidation. The plan of liquidation was submitted to the Company's stockholders for approval and adoption at a special meeting of stockholders originally scheduled for March 12, 2004, which was adjourned and was reconvened on March 23, 2004. At the reconvened special meeting, the proposal to approve and adopt the plan of liquidation did not receive the affirmative vote of 75% of the 28,145,338 shares of common stock outstanding as of the record date for the special meeting required to approve the proposal. Of the 15,773,134 shares represented in person or by proxy at the reconvened special meeting, 13,810,233 shares voted in favor of the proposal, 1,925,694 shares voted against and 37,207 shares abstained.

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

On April 1, 2004, we entered into an agreement with Tornago, Inc. ("Tornago"), a corporation formed by three former non-officer employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represented approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company will continue to recognize the deferred revenue as earned and the payments to Tornago will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. Under the agreement, we will receive a 15% royalty on any follow-on services sold by Tornago through April 1, 2006. In connection with the agreement with Tornago, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and paid severance to these employees in accordance with existing agreements. While we expect to continue to service our existing customers through Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer directly marketing or supporting our products and have not retained any employees to do so.

On April 21, 2004, we announced the simultaneous signing and closing of the investment into the Company by Olden Acquisition LLC ("Olden"), for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value.

Period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the foregoing and the risks identified below under the heading "Risks That May Affect Future Results." We may not be successful in addressing these risks.

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

Revenue Recognition. Our revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." We derive revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning, implementation and testing, consulting, and ongoing customer support.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following table sets forth certain items in our statements of operations as a percentage of total revenues for the periods indicated:

                                          YEAR ENDED DECEMBER 31,
                                       ---------------------------
                                       2004       2003        2002
                                       ----       ----        ----
   Revenues:
     Product                             44%        37%        32%
     Service and maintenance             56         63         68
                                       ----       ----       ----
      Total revenues                    100        100        100
   Cost of revenues:
     Product                             --          1          6
     Service and maintenance             24         29         40
                                       ----       ----       ----
      Total cost of revenues             24         30         46
   Gross margin                          76         70         54
   Operating expenses:
     Sales and marketing                 --         52         87
     Research and development            27         82        113
     General and administrative         262         87         54
     Restructuring related charges
      and impairments                    (1)        87         14
     Gain on sale of patents           (194)        --         --
     Amortization of intangibles         --         --          2
     Impairment of goodwill and
      other intangibles                  --         --        125
                                       ----       ----       ----
      Total operating expenses           94        308        395
                                       ----       ----       ----
   Loss from operations                 (18)      (238)      (341)
                                       ----       ----       ----
   Other income, net                     11         33         22
                                       ----       ----       ----
   Net loss                              (7)%     (205)%     (319)%
                                       ====       ====       ====


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

THE COMPANY HAS TERMINATED ITS OPERATING ACTIVITIES AND IS NOW EVALUATING ALTERNATIVE WAYS TO REDEPLOY ITS ASSETS INTO NEW BUSINESSES. THE DISCUSSION BELOW IS THEREFORE NOT MEANINGFUL TO AN UNDERSTANDING OF FUTURE REVENUE, EARNINGS, OPERATIONS, BUSINESS OR PROSPECTS OF THE COMPANY FOLLOWING SUCH A REDEPLOYMENT OF ITS ASSETS.

REVENUES

Total revenues. Total revenues decreased 65% to $0.9 million for the year ended December 31, 2004 from $2.6 million in 2003. Total revenues decreased 50% to $2.6 million for the year ended December 31, 2003 from $5.2 million in 2002. Revenues from sales in the United States were $0.9 million in 2004 compared to $2.3 million in 2003 and $4.5 million in 2002 representing 100%, 89% and 86% of total revenues, respectively. There were no revenues from international sales in 2004, compared to $284,000, or 11% of total revenues, in 2003 and $719,000, or 14% of total revenues, in 2002. As a result of the downsizing of our business and operations, we no longer maintain a direct sales force. International sales have generally been denominated in United States dollars.

As described in this Item 7 under "Overview", we are no longer actively marketing our products, and we do not expect that future revenues from these product or services related to these products, if any, will be significant.

Product revenues. Product revenues decreased 58% to $405,000 for the year ended December 31, 2004, compared to $962,000 for the year ended December 31, 2003. Product revenues declined 44% in 2003 from $1.7 million in 2002. Product revenues comprised 44% of total revenues for 2004 compared to 37% and 32% for 2003 and 2002, respectively. We do not expect any product revenues for the foreseeable future.

Service and maintenance revenues. Service and maintenance revenues consist primarily of professional and maintenance services. Our professional service revenues include business consulting, implementation support, and educational services and are generally offered on a time and materials basis. Maintenance revenues are generally derived from annual service agreements and are recognized ratably over the term of the agreement. Service and maintenance revenues decreased 68% to $0.5 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003. Service and maintenance revenues decreased 54% in 2003 from $3.5 million in 2002. Service and maintenance revenues comprised 56%, 63% and 68% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in service and maintenance revenues reflects a decline in our customer base. As described in this Item 7 under "Overview", we entered into an agreement on April 1, 2004 with Tornago, Inc. to fulfill our existing prepaid customer support obligations. We do not anticipate entering into additional service and maintenance agreements with customers. Therefore, we expect there will be no service and maintenance revenues in 2005.

COST OF REVENUES

Cost of product revenues. Cost of product revenues consists primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. For the year ended December 31, 2004 the cost of product revenues was zero. Cost of product revenues decreased 96% to $12,000 for the year ended December 31, 2003 from $292,000 for the year ended December 31, 2002. Cost of product revenue in 2004, 2003 and 2002 represented 0%, 1% and 17% of the product revenues, respectively. As a result of the termination of the Company's revenue generating operations in connection with its efforts to redeploy its assets as discussed earlier, we do not expect to incur costs of product revenues for the foreseeable future.

Cost of service and maintenance revenues. Cost of service and maintenance revenues consists primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 71% to $220,000 for the year ended December 31, 2004 from $755,000 for the year ended December 31, 2003. Cost of service and maintenance revenue decreased 64% in 2003 from $2.1 million in 2002. Cost of service and maintenance revenue in 2004, 2003 and 2002 represented 24%, 47% and 59% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts. As described above in this Item 7 under "Overview", because we entered into a contract with Tornago to fulfill certain prepaid support obligations and in connection therewith terminated the employment of the remaining members of our engineering staff, we expect that our cost of service and maintenance revenues will decrease in 2005.

OPERATING EXPENSES

In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. On August 6, 2003, we reduced our workforce by an additional 12 employees. At December 31, 2003 we had nine full-time employees, which was determined to be the minimum number necessary at that time to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs. In March 2004, we terminated the employment of the remaining members of our engineering staff. At December 31, 2004, we had four employees, two of whom are executive officers. As described in this Item 7 under "Overview", we are no longer actively marketing our products and do not expect to incur any operating expenses in 2005 relating to sales and marketing of our products.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 100% to zero for the year ended December 31, 2004 compared to $1.3 million recorded for the year ended December 31, 2003. Sales and marketing expenses decreased 70% in 2003 compared to $4.6 million in 2002. Sales and marketing expenses were 0%, 52% and 87% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer actively market our products.

Research and development. Research and development expenses consisted primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 88% to $250,000 for the year ended December 31, 2004 compared to $2.1 million for the year ended December 31, 2003. Research and development expenses decreased 64% in 2003 compared to $5.9 million in 2002. Research and development expenses were 27%, 82% and 113% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts and no future support of the products. As described above in this Item 7 under "Overview", we terminated the employment of the remaining members of our engineering staff effective March 31, 2004 and we do not expect to incur future research and development costs for the foreseeable future.

General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. Current executive management did not receive salaries in 2004. General and administrative expenses increased 7% to $2.4 million for the year ended December 31, 2004 compared to $2.3 million for the year ended December 31, 2003. General and administrative expenses decreased 20% in 2003 compared to $2.8 million in 2002. General and administrative expenses were 262%, 87% and 54% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in general and administrative expenses in absolute dollars during the year ended December 31, 2004 was primarily due to the increased professional fees associated with the settlement or other resolution of our existing obligations and liabilities, the exploration of asset dispositions, and our continued consideration and evaluation of strategic alternatives. The decrease in general and administrative expenses in absolute dollars during the year ended December 31, 2003 was primarily due to headcount reductions as part of our restructuring efforts, offset by increased professional fees associated with the settlement or other resolution of our existing obligations and liabilities, our continued exploration of asset dispositions, and our continued consideration and evaluation of strategic alternatives. Although we expect personnel-related and other general and administrative expenses to decline in 2005, continued high levels of outside professional fees, and other costs, such as directors and officers liability insurance, associated with continuing as a public reporting company, may offset any such decrease.

Restructuring related charges and impairments. For the year ended December 31, 2004, the Company reduced its accrual by $7,000 relating to restructuring charges. During 2003 and 2002, we continued instituting certain restructuring plans to better align our cost structure with our business outlook and general economic conditions that we started in 2001. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million and $768,000 during 2003 and 2002, respectively. These amounts represented (1)%, 87% and 14% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. All restructuring related charges had been paid as of December 31, 2004.

Sale of patents. On March 31, 2004, we and Thalveg Data Flow, LLC, ("Thalveg") executed an amendment to the patent purchase agreement which had been entered into on December 30, 2003, and we completed the sale of our patent portfolio provided for therein for a purchase price of $1.8 million in cash. The patent purchase agreement, as amended, includes a royalty-free, non-exclusive license back to us. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software products. There was no comparable amount for 2003 and 2002.

Amortization of intangibles. Amortization expense was $0 for the year ended December 31, 2004 and 2003. This is compared to $110,000 for the year ended December 31, 2002. These amounts represented 0%, 0% and 2% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Total amortization was $0 during 2004 due to the $6.5 million impairment charge recorded in the fourth quarter of 2002 to reduce goodwill and other intangible assets to zero value.

Other income, net. Other income, net, consists of interest income, interest expense, foreign currency transaction losses or gains and other expenses. Net other income decreased 88% in 2004 to $0.1 million from $0.9 million in 2003. Net other income decreased 25% in 2003 compared to $1.1 million in 2002. The decrease in net other income for the year ended December 31, 2004 compared to the same period in 2003 was due to lower cash balances and lower interest rates. The decrease in net other income for the year ended December 31, 2003 compared to the same period in 2002 was primarily due to lower cash and investment balances as a result of the special cash distribution to stockholders on September 2, 2003 and lower interest rates. The decrease in net other income for 2002 compared to 2001 was attributable to a decrease in interest income earned and the $1.6 million loss on investment resulting from our sale of $2.1 million in WorldCom bonds upon announcement of accounting issues by WorldCom, offset against $200,000 received as a result of a related dispute settlement.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through December 31, 2004. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121.4 million and research and development credit carry-forwards of approximately $151,000 at December 31, 2004. The net operating loss and research and development credit carry-forwards expire in 2011 through 2024 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code
Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

The following tables set forth quarterly unaudited financial data for 2004 and 2003, as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

                                                DEC. 31   SEP. 30    JUN. 30    MAR. 31    DEC. 31    SEP. 30    JUN. 30    MAR. 31
                                                  2004      2004       2004       2004       2003       2003       2003       2003
                                                -------   -------    -------    -------    -------    -------    -------    -------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                 (UNAUDITED)
RESULTS OF OPERATIONS:
Revenues:
 Product                                        $    --   $    --    $    51    $   354    $   386    $    95    $   343    $   138
 Service and maintenance                             30        25        321        146        231        343        570        478
                                                -------   -------    -------    -------    -------    -------    -------    -------
Total revenues                                       30        25        372        500        617        438        913        616
                                                -------   -------    -------    -------    -------    -------    -------    -------
Cost of revenues:
 Product                                             --        --         --         --          4         --          8         --
 Service and maintenance                              4        11        103        102        120        164        255        216
                                                -------   -------    -------    -------    -------    -------    -------    -------
Total cost of revenues                                4        11        103        102        124        164        263        216
                                                -------   -------    -------    -------    -------    -------    -------    -------
Gross margin                                         26        14        269        398        493        274        650        400
                                                -------   -------    -------    -------    -------    -------    -------    -------
Operating expenses:
 Sales and marketing                                 --        --         --         --          3        157        481        706
 Research and development                            --        --         --        250        496        427        524        665
 General and administrative                         332       170        898      1,028        981        568        276        436

 Gain on sale of patents                             --        --         --     (1,800)        --         --         --         --
 Restructuring related charges and impairments       --        --         --         (7)        --      1,051         --      1,200
 Amortization of intangibles                         --        --         --         --         --         --         --         --
 Impairment of goodwill and other intangibles        --        --         --         --         --         --         --         --
                                                -------   -------    -------    -------    -------    -------    -------    -------
Total operating expenses                            332       170        898       (529)     1,480      2,203      1,281      3,007
                                                -------   -------    -------    -------    -------    -------    -------    -------
(Loss)/Income from operations                      (306)     (156)      (629)       927       (987)    (1,929)      (631)    (2,607)
 Other income (expense), net                        (50)       63         39         51         22        216        415        208
                                                -------   -------    -------    -------    -------    -------    -------    -------
Net (loss)/income                               $  (356)  $   (93)   $  (590)   $   978    $  (965)   $(1,713)   $  (216)   $(2,399)
                                                =======   =======    =======    =======    =======    =======    =======    =======
Basic and diluted net (loss)/income per share   $ (0.01)  $ (0.00)   $ (0.02)   $  0.03    $ (0.03)   $ (0.06)   $ (0.01)   $ (0.09)
                                                =======   =======    =======    =======    =======    =======    =======    =======

                                DEC. 31   SEP. 30    JUN. 30    MAR. 31    DEC. 31    SEP. 30    JUN. 30    MAR. 31
                                  2004      2004       2004       2004       2003       2003       2003       2003
                                -------   -------    -------    -------    -------    -------    -------    -------
                                                                     (UNAUDITED)
PERCENTAGE OF TOTAL REVENUES
Revenues:
  Product                          --%        --%         14%        71%        62%        22%        38%        22%
  Service and maintenance          100        100         86         29         38         78         62         78
                                ------     ------     ------     ------     ------     ------     ------     ------
Total revenues                     100        100        100        100        100        100        100        100
                                ------     ------     ------     ------     ------     ------     ------     ------
Cost of revenues:
  Product                           --         --         --         --          1         --          1         --
  Service and maintenance           13         44         28         20         19         37         28         35
                                ------     ------     ------     ------     ------     ------     ------     ------
Total cost of revenues              13         44         28         20         20         37         29         35
                                ------     ------     ------     ------     ------     ------     ------     ------
Gross margin                        87         56         72         80         80         63         71         65
                                ------     ------     ------     ------     ------     ------     ------     ------
Operating expenses:
  Sales and marketing               --         --         --         --         --         36         53        115
  Research and development          --         --         --         50         81         97         57        108
  General and administrative     1,107        680        241        205        159        130         30         71
  Gain on sale of patent
   rights                           --         --         --       (360)        --         --         --         --
  Restructuring related
   charges and impairments          --         --         --         (1)        --        240         --        194
  Amortization of intangibles       --         --         --         --         --         --         --         --
  Impairment of goodwill and
   other intangibles                --         --         --         --         --         --         --         --
                                ------     ------     ------     ------     ------     ------     ------     ------
Total operating expenses         1,107        680        241       (106)       240        503        150        488
                                ------     ------     ------     ------     ------     ------     ------     ------
(Loss)/income from operations   (1,020)      (624)      (169)       186       (160)      (440)       (69)      (423)
  Other income (expense), net     (167)       252         10         10          3         49         45         34
                                ------     ------     ------     ------     ------     ------     ------     ------
Net (loss)/income               (1,187)%     (372)%     (159)%      196%      (157)%     (391)%      (24)%     (389)%
                                ======     ======     ======     ======     ======     ======     ======     ======

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of equity securities. At December 31, 2004, we had $14.4 million of cash and cash equivalents compared to $11.9 million at December 31, 2003. The overall increase of $2.5 million in cash and cash equivalents is primarily due to the investment in the Company by Olden Acquisition LLC in the second quarter of 2004.

Cash provided by operations was $0.1 million for the twelve months ended December 31, 2004. The cash provided was primarily attributable to adjustments for non-cash expenses, decreases in accounts receivables and prepaids and other assets and increases in accrued liabilities and deferred revenue. Cash used in operations was $9.4 million for 2003 and $9.8 million for 2002. Cash used in operations for 2003 and 2002 resulted primarily from net losses, as adjusted for non-cash expenses. In addition, in 2003 the Company used $5.4 million to terminate its obligations under three real estate leases. The decrease in cash used in operations in the twelve months of 2003 as compared to the same period in 2002 is principally a function of the reduced operating expenses and cost of revenues that have resulted from the restructuring plans described below, as adjusted for non-cash expenses. We do not expect to receive any significant amounts of cash from future operations, and we expect that we will continue to incur legal fees, transaction costs and other ongoing costs that will constitute a material use of cash.

There was no cash provided by or used by investing activities for 2004. A total of $22.9 million in net cash was provided by investing activities for the twelve months ended December 31, 2003, compared to $34.6 million of cash provided from investing activities in the same period for 2002. Prior to September 2003, our investing activities consisted primarily of net purchases of short-term investments and marketable securities. Since the special cash distribution paid on September 2, 2003, we have held all of our cash in money market accounts and we plan to continue this policy.

Cash provided by financing activities during 2004 was attributable to the issuance of long-term debt and stock option exercises. Cash provided by financing activities was approximately $2.4 million during 2004 compared to net cash used in financing activities of $41.3 million for 2003 and net cash generated of $33,000 for 2002. Net cash was used in financing activities during 2003 due to the $42.2 million cash distribution paid on September 2, 2003, partially offset by proceeds from sales of our common stock pursuant to the exercise of options. Net cash in financing activities in 2002 was primarily attributable to proceeds from sales of our common stock pursuant to the exercise of options, offset by principal payments on capital leases.

As described in Item 1 under "Prior Business", on September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share, or an aggregate amount of approximately $42.2 million.

During 2003 and 2002, we instituted certain restructuring plans to better align our cost structure with our business outlook and general economic conditions. Under the restructuring plans, we recorded restructuring related charges totaling $2.3 million and $768,000 during 2003 and 2002, respectively. A total of approximately $6.9 million was charged against the restructuring reserve during 2003, and in 2004 the balance of approximately $37,000 was fully utilized bringing the restructuring liability to zero.

Capital expenditures were $0 for the twelve months ended December 31, 2004, 2003 and 2002. Capital expenditures were higher in years prior to 2002 and reflected a significantly larger employee base and level of operations. As of December 31, 2004, we had no long-term commitments for capital expenditures and we do not anticipate entering into any further commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS

The Company had no contractual obligations and commercial commitments at December 31, 2004. The operating lease obligation for the vacated facility in San Francisco, California was terminated in August 2004.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), "Share Based Payment". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of this statement. We believe the adoption of this statement, effective July 1, 2005, will have an impact on our consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2004, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described elsewhere in this report, we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

All of our  investments  are now  held in  money  market  accounts  in  order to
preserve   principal.   Therefore,   due  to  the  conservative  nature  of  our
investments, our future interest income sensitivity is limited.

We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              NET PERCEPTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      22
Consolidated Balance Sheets                                                  23
Consolidated Statements of Operations                                        24
Consolidated Statement of Stockholders' Equity and Comprehensive Income      25
Consolidated Statements of Cash Flows                                        26
Notes to the Consolidated Financial Statements                               27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Net Perceptions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries ("the Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has curtailed substantially all of its business operations.


/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 29, 2005

                              NET PERCEPTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               DECEMBER 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

              ASSETS
Current assets:
  Cash and cash equivalents                              $  14,444    $  11,932

  Accounts receivable, net                                      --          355
  Prepaid expenses and other current assets                     40          481
                                                         ---------    ---------
   Total current assets                                     14,484       12,768
Other assets                                                   239           35
                                                         ---------    ---------
   Total assets                                          $  14,723    $  12,803
                                                         =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                    $     178    $     751
  Deferred revenue                                              --          380
  Accrued restructuring costs                                   --           37
                                                         ---------    ---------
   Total current liabilities                                   178        1,168
Note Payable                                                 2,517           --
                                                         ---------    ---------
   Total liabilities                                         2,695        1,168
                                                         ---------    ---------

Commitments and contingencies (Note 9)

  Stockholders' equity:
  Preferred stock -- $.0001 par value; 5,000 shares
    authorized; no shares issued or outstanding                 --           --
  Common stock -- $.0001 par value; 100,000 shares
    authorized; 29,282 and 28,145 shares issued and
    28,574 and 28,145 oustanding at December 31, 2004 and
    2003 respectively,                                           2            2
  Additional paid-in capital                               234,350      233,761
  Unearned stock compensation                                 (135)          --
  Accumulated deficit                                     (222,189)    (222,128)
                                                         ---------    ---------
   Total stockholders' equity                               12,028       11,635
                                                         ---------    ---------
   Total liabilities and stockholders' equity            $  14,723    $  12,803
                                                         =========    =========

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2004        2003         2002
                                                                --------    --------    --------
Revenues:
  Product                                                       $    405    $    962    $  1,703
  Service and maintenance                                            522       1,622       3,541
                                                                --------    --------    --------
   Total revenues                                                    927       2,584       5,244
                                                                --------    --------    --------
Cost of revenues:
  Product                                                             --          12         292
  Service and maintenance                                            220         755       2,101
                                                                --------    --------    --------
   Total cost of revenues                                            220         767       2,393
                                                                --------    --------    --------
Gross margin                                                         707       1,817       2,851
                                                                --------    --------    --------
Operating expenses:
  Sales and marketing                                                 --       1,347       4,550
  Research and development                                           250       2,112       5,933
  General and administrative                                       2,428       2,261       2,819
  Gain on sale of patents                                         (1,800)         --          --
  Restructuring related charges and impairments                       (7)      2,251         768
  Amortization of intangibles                                         --          --         110
  Impairment of goodwill and other intangibles                        --          --       6,546
                                                                --------    --------    --------
   Total operating expenses                                          871       7,971      20,726
                                                                --------    --------    --------
Loss from operations                                                (164)     (6,154)    (17,875)
                                                                --------    --------    --------
Other income (expense):
  Interest income                                                    172         610       2,108
  Interest expense                                                   (75)         --         (24)
  Other income (expense)                                               6         251        (943)
                                                                --------    --------    --------
   Total other income, net                                           103         861       1,141
                                                                --------    --------    --------
Net loss                                                        $    (61)   $ (5,293)   $(16,734)
                                                                ========    ========    ========
Basic and diluted net loss per share                            $  (0.00)   $  (0.19)   $  (0.61)
                                                                ========    ========    ========
Shares used in computing basic and diluted net loss per share     28,574      27,683      27,216
                                                                ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 ACCUMULATED                                           COMPREHEN-
                                                      ADDITIONAL     OTHER       UNEARNED                    TOTAL       SIVE
                                    COMMON STOCK       PAID-IN   COMPREHENSIVE     STOCK     ACCUMULATED STOCKHOLDERS'  INCOME/
                                 SHARES     AMOUNT     CAPITAL   INCOME (LOSS) COMPENSATION    DEFICIT      EQUITY      (LOSS)
                                --------    -------   ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2001        27,129    $     2   $ 274,869    $     637    $      --    $(200,101)   $  75,407    $(123,522)
Exercise of stock options            136         --          64           --           --           --           64           --
Repurchase of unvested
  common stock                        (1)        --          (1)          --           --           --           (1)          --
Compensation relating to
  stock options                       --         --          54           --           --           --           54           --
Issuance of common stock
  under employee stock
  purchase plan                       68         --          67           --           --           --           67           --
Change in unrealized gain
  (loss) on available-for-sale
  investments                         --         --          --         (515)          --           --         (515)        (515)
Net loss                              --         --          --           --           --      (16,734)     (16,374)     (16,374)
                                --------    -------   ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2002        27,332          2     275,053          122           --     (216,835)      58,342      (17,249)
Exercise of stock options            801         --         894           --           --           --          894           --
Issuance of common stock
  under employee stock
  purchase plan                       12         --          12           --           --           --           12           --
Change in unrealized gain
  (loss) on available-for-sale
  investments                         --         --          --         (122)          --           --         (122)        (122)
Cash Distribution to
  Stockholders                        --         --     (42,198)          --           --           --      (42,198)          --
Net loss                              --         --          --           --           --       (5,293)      (5,293)      (5,293)
                                --------    -------   ---------    ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2003        28,145          2     233,761           --           --     (222,128)      11,635       (5,415)

Exercise of stock options            529         --         153           --           --           --          153           --
Discount on note payable
  related to beneficial
  conversion feature                  --         --          56           --           --           --           56           --
Restricted stock grants and
  related compensation               608         --         380           --         (135)          --          245           --

Net loss                              --         --          --           --           --          (61)         (61)         (61)
------------------------------  --------    -------   ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 2004        29,282    $     2   $ 234,350    $      --    $    (135)   $(222,189)   $  12,028    $     (61)
                                ========    =======   =========    =========    =========    =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     2004        2003         2002
                                                                                   --------    --------    --------
Cash flows from operating activities:
  Net loss                                                                         $    (61)   $ (5,293)   $(16,734)
  Reconciliation of net loss to net cash used by operating activities:
    Depreciation and amortization                                                        --         484       2,196
    Provision for doubtful accounts                                                     (22)        (54)         79
    Amortization of debt issuance costs                                                  49          --          --
    Amortization of discount on notes payable                                            40          --          --
    Stock based compensation                                                            245          --          42
    Restructuring related charges and impairments                                        (7)      2,251         768
    Impairment of goodwill and other intangibles                                         --          --       6,546
    Amortization of premiums on investments                                              --         183         372
    Changes in assets and liabilities:
     Accounts receivable                                                                377          88         841
     Prepaid expenses and other current assets                                          441         146       1,674
     Other assets                                                                        35         690         457
     Accounts payable                                                                    --         (52)       (262)
     Accrued liabilities                                                               (573)     (6,993)     (4,619)
     Deferred revenue                                                                  (380)       (370)     (1,085)
     Other liabilities                                                                  (30)       (510)        (67)
                                                                                   --------    --------    --------
       Net cash provided by (used in) operating activities                              114      (9,430)     (9,792)
                                                                                   --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments and marketable securities                          --     (16,121)    (47,555)
  Sales and maturities of short-term investments and marketable securities               --      39,046      82,114
                                                                                   --------    --------    --------
       Net cash provided by investing activities                                         --      22,925      34,559
                                                                                   --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of stock under employee stock purchase plan                     --          12          67
  Proceeds from exercise of stock options and warrants, net of stock repurchases        153         894          63
  Cash distribution to stockholders                                                      --     (42,198)         --

  Proceeds from issuance of convertible subordinate note, net of offering costs
    of $288                                                                           2,245          --          --
  Principal payments under capital lease obligations and notes payable                   --          --         (97)
                                                                                   --------    --------    --------
       Net cash (used in) provided by financing activities                            2,398     (41,292)         33
                                                                                   --------    --------    --------
Net (decrease) increase in cash and cash equivalents                                  2,512     (27,797)     24,800
Cash and cash equivalents at beginning of year                                       11,932      39,729      14,929
                                                                                   --------    --------    --------
Cash and cash equivalents at end of year                                           $ 14,444    $ 11,932    $ 39,729
                                                                                   ========    ========    ========

Supplemental schedule of cash-flow information:
  Interest paid                                                                    $     --    $     --    $     24

        See accompanying notes to the consolidated financial statements.

                              NET PERCEPTIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION

Net Perceptions, Inc. (the "Company") was incorporated in Delaware on July 3, 1996. The Company developed and marketed software solutions that enabled its customers to interact more intelligently with their customers. On April 21, 2004, we announced the simultaneous signing and closing of an investment into the Company by Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value.

The Company has curtailed substantially all of its business operations and at March 1, 2005 had four employees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated  financial  statements  include accounts of the Company and its
wholly  owned   subsidiaries.   All  significant   inter-company   accounts  and
transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Management's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management's estimates and assumptions are evaluated on an on-going basis. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates.

Revenue recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the
Effective Date of a Provision of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." The Company derives revenues from software licenses, software maintenance and professional services. Maintenance includes telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services include project planning and management, implementation and testing, data analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support.

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

License revenues related to license terms with less than twenty-four months are recognized ratably over the term of the license period. When the Company offers products and services on a hosted basis, up front set-up fees are deferred and recognized ratably over the estimated service period.

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

Under general contract terms, the Company includes an indemnification clause in its software licensing agreement that indemnifies the licensee against liability and damages arising from any claims of patent, copyright, trademark or trade secret infringement by the Company's software. The Company has incurred insignificant costs as a result of this type of indemnification clause and the Company does not maintain a product warranty liability related to such indemnification clauses.

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company granted credit to customers in the ordinary course of business. Three customers accounted for 54%, 11% and 6% of total revenues for 2004. As of December 31, 2004 there was no accounts receivable. Three customers accounted for 14%, 13% and 10% of total 2003 revenues and one customer accounted for 84% of accounts receivable at December 31, 2003. One customer accounted for 22% of total 2002 revenues. and three customers accounted for 33%, 27% and 20% of accounts receivable at December 31, 2002.

Cash equivalents, short-term investments and marketable securities

Cash equivalents, short-term investments and marketable securities consist principally of commercial paper, government agency notes and money market funds. Cash equivalents are all highly liquid temporary cash investments purchased with original maturities of 90 days or less. The Company determines the appropriate classification of short-term investments and marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of stockholders' equity. As of December 31, 2004 and 2003, substantially all of the Company's cash was held in money market accounts.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, marketable securities, accounts receivable, accounts payable, accrued liabilities and note payable, approximate their fair values at December 31, 2004 and 2003.

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

Long-lived assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

Other assets

Other assets consist primarily of costs associated with the issuance of long-term debt related to the investment in the Company by Olden Acquisition LLC in the second quarter of 2004.

Research and development

Research and development expenditures, which include software development costs, are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The period between achieving technological feasibility and the general availability of such software had been short and software development costs qualifying for capitalization were insignificant. Accordingly, the Company did not capitalize any software development costs.

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

Advertising expense

The Company recognized advertising expense as incurred. Advertising expense has been insignificant since inception.

Net loss per share

Net loss per share is computed under SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 0, 0, and 1 shares at December 31, 2004, 2003 and 2002, respectively (see Note 8). Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options to purchase 188, 2,029, and 2,757 shares of the Company's common stock were outstanding as of December 31, 2004, 2003 and 2002, respectively, and could potentially dilute earnings per share in future periods.

Comprehensive income (loss)

Comprehensive income (loss), as defined by SFAS No. 130, "Reporting Comprehensive Income," includes net loss and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt securities, be separately classified in the financial statements. Such disclosures are included in the consolidated statements of stockholders' equity and comprehensive loss.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of "SFAS" No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123".

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the

Company's stock options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                     YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                  2004        2003       2002
                                               --------    --------    --------

Net loss, as reported                          $    (61)   $ (5,293)   $(16,734)
Add: Stock-based employee compensation
  expense included in reported net loss             245          --          54
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects               (277)     (1,274)     (2,358)
                                               --------    --------    --------
Pro forma net loss                             $    (93)   $ (6,597)   $(19,038)
                                               ========    ========    ========
Basic and diluted net loss per share:
  As reported                                  $  (0.00)   $  (0.19)   $  (0.61)
                                               ========    ========    ========
  Pro forma                                    $  (0.00)   $  (0.24)   $  (0.69)
                                               ========    ========    ========

Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for option grants in all years; risk-free interest rates of 3.0%, 3.0% and 3.9%; expected lives of ten years for option grants in all years; and volatility factors of 50%, 50% and 70%. The weighted-average fair value of options adjustments during 2004, 2003 and 2002 using the Black-Scholes option-pricing model was $0.31, $0.16 and $0.77 per share, respectively.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share Based Payments." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of this statement. We believe the adoption of this statement, effective July 1, 2005, will have an impact on our consolidated financial statements


3. FINANCIAL STATEMENT COMPONENTS

Certain balance sheet components consist of the following:

Rollforward of the allowance for doubtful accounts:


                   Balance December 31, 2001      $      149
                     Provision                            79
                     Write-offs                         (151)
                     Recoveries                            8
                                                  ----------
                   Balance, December 31, 2002             85
                     Provision                           (54)
                     Write-offs                           (3)
                     Recoveries                            2
                                                  ----------
                   Balance, December 31, 2003             30
                     Provision                           (22)
                     Write-offs                           (8)
                                                  ----------
                   Balance, December 31, 2004     $       --
                                                  ----------

Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                          -----------------
                                                            2004      2003
                                                          -------   -------
        Computer hardware                                 $    --   $   128
        Leasehold improvements                                 --        --
        Purchased computer software                            --       458


        Furniture, fixtures and equipment                      --        82
                                                          -------   -------
                                                               --       668

        Less: Accumulated depreciation and amortization        --      (668)
                                                          -------   -------
                                                          $    --   $    --
                                                          =======   =======

Depreciation and amortization expense was $0, $484 and $1,940 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accrued liabilities consist of the following:

                                                          DECEMBER 31,
                                                     --------------------
                                                      2004          2003
                                                     ------        ------

          Accrued wages and benefits                 $   --        $  225
          Other accrued liabilities, primarily
            professional fees                           178           526
                                                     ------        ------
                                                     $  178        $  751
                                                     ======        ======

4. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 141 AND NO. 142

Effective January 1, 2002, in accordance with SFAS No. 141 and No. 142, the Company ceased amortizing goodwill and certain other identified intangible assets that had a net book value of approximately $6,500 as of January 1, 2002. The adoption of these statements resulted in the Company not recognizing $3,100 of amortization expense for 2002 that would have been recognized had the old standards been in effect. At December 31, 2002, the Company performed an impairment assessment of the remaining goodwill and other intangible assets recorded in connection with the acquisition of KDI. As a result of this review, the Company recorded a $6,500 impairment charge to reduce goodwill and other intangible assets to zero value.

5. RESTRUCTURING RELATED CHARGES AND IMPAIRMENTS

During 2003 and 2002, continuing from 2001, the Company instituted certain restructuring plans to better align its cost structure with its business outlook and general economic conditions. Under the restructuring plans, the Company recorded restructuring related charges totaling $2,251 and $768 during 2003 and 2002, respectively.

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

As of December 31, 2004 the Company had no outstanding lease obligations. The operating lease obligation for the San Francisco facility terminated in August 2004 according to the terms of the lease.

The following table presents a summary of the restructuring related activities and accrued restructuring charges as of December 31, 2004:

                                                                            EMPLOYEE                   FIXED
                                                                LEASE       SEVERANCE                  ASSET
                                                             COMMITMENTS       AND                   DISPOSALS
                                                             AND RELATED   TERMINATION               AND OTHER
                                                                ITEMS         COSTS     SUBTOTAL        COSTS       TOTAL
                                                               -------      -------      -------      -------      -------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2001                  $ 6,896      $   111      $ 7,007      $   426      $ 7,433
                                                               -------      -------      -------      -------      -------
Restructuring Related Charges and Impairments                       --          506          506          262          768
Restructuring Payments                                          (4,024)        (547)      (4,571)         (66)      (4,637)
Sublease Income and Proceeds from the Sale of Fixed Assets       1,299           --        1,299           68        1,367
Non Cash Asset Disposals                                            --           --           --         (642)        (642)
Reclassification of Accrued Lease Exit Costs                       383           --          383           --          383
                                                               -------      -------      -------      -------      -------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2002                  $ 4,554      $    70      $ 4,624      $    48      $ 4,672
                                                               -------      -------      -------      -------      -------
Restructuring Related Charges and Impairments                    1,249          589        1,838          413        2,251
Restructuring Payments                                          (8,094)        (652)      (8,746)         (51)      (8,797)
Sublease Income and Proceeds from the Sale of Fixed Assets       1,832           --        1,832          165        1,997
Non Cash Asset Disposals and Deferred Rent Write-Off               489           --          489         (575)         (86)
                                                               -------      -------      -------      -------      -------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2003                  $    30      $     7      $    37      $    --      $    37
                                                               -------      -------      -------      -------      -------
Restructuring Payments                                             (30)          --          (30)          --          (30)
Restructuring Related (Reversal)                                    --           (7)          (7)          --           (7)
                                                               -------      -------      -------      -------      -------
ACCRUED RESTRUCTURING AS OF DECEMBER 31, 2004                  $    --      $    --      $    --      $    --      $    --
                                                               =======      =======      =======      =======      =======

6. INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121,400 and research and development credit carry-forwards of $151 at December 31, 2004. The net operating loss and research and development credit carry-forwards expire in 2011 through 2023 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                DECEMBER 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
      Deferred tax assets:
        Net operating loss carry-forwards                 $  43,273   $  45,134
        Restructuring related costs                              --          20
        Research and development credit carry-forwards          151         196
        Accrued vacation and other current liabilities           12         843
        Accounts receivable allowance                            --          12
                                                          ---------   ---------
         Total deferred tax assets                           43,436      46,205
      Valuation allowance                                   (43,436)    (46,205)
                                                          ---------   ---------
         Total net deferred income taxes                  $      --   $      --
                                                          =========   =========

7. NOTE PAYABLE

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC ("Olden"), for the purpose of initiating a strategy to redeploy the Company's assets and use the Company's cash and cash equivalent assets to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2,533 before transaction costs of $288. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature and is amortizing the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2004, $16 remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company's Rights Agreement such that the transaction would not trigger the rights thereunder.

8. STOCKHOLDERS' EQUITY

The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2004, the total number of shares that the Company was authorized to issue was 105,000 shares, of which 100,000 were common stock and 5,000 were preferred stock. On August 6, 2003 the Company announced a cash distribution to stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003. On September 2, 2003, the Company distributed $42,198 to the common stockholders that was reflected as a reduction to additional paid in capital.

Stock option plans

In April 2000, the Company's board of directors adopted the 2000 Stock Plan (the "2000 Plan"), which provides for the issuance of nonqualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company's common stock at fair market value on the date of the grant. During fiscal year 2002, no options were granted under the 2000 Plan. The total number of options available for future grants under the 2000 Plan was 447 at December 31, 2004. Stock options granted under the 2000 Plan typically vest over four years and generally expire ten years from the date of grant.

In February 1999, the Company's board of directors adopted the 1999 Equity Incentive Plan (the "1999 Plan"), which provides for the issuance of both incentive and nonqualified stock options. The options allow the holder to purchase shares of the Company's common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2003, 1,000 options were granted under the 1999 Plan. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the 1999 Plan will, in accordance with the terms of the 1999 Plan, be increased automatically by the lesser of 5% of the total number of common shares then outstanding or 1,500 shares. Accordingly, the number of shares of common stock reserved for issuance under the 1999 Plan increased by 0 and 1,356 shares in 2003 and 2002, respectively. The total number of options available for future grants under the 1999 Plan was 2,524 at December 31, 2002. Stock options granted under the 1999 Plan typically vest over four years and generally expire ten years from the date of grant.

In February 1999, the Company's board of directors adopted the 1999 Non-Employee Director Option Plan (the "1999 Non-Employee Plan") under which nonqualified stock options are granted to non-employee directors of the Company. The 1999 Non-Employee Plan was amended and restated in April 2001. Under the 1999 Non-Employee Plan, 60, 195, and 30 options were granted in fiscal year 2003, 2002 and 2001, respectively. As of December 31, 2003, 0 options were available for future grant under the 1999 Non-Employee Plan. Stock options granted under the 1999 Non-Employee Plan to a director upon his or her initial election or appointment typically become exercisable over a two-year period after issuance and expire ten years from the date of grant. Stock options granted under the 1999 Non-Employee Plan to a director at each annual meeting of the Company's stockholders typically are immediately exercisable and expire ten years from the date of grant. The Company did not issue stock options to its directors at its 2004 annual meeting of stockholders.

The Company's 1996 stock option plan (the "1996 Plan") provides for the issuance of both incentive and nonqualified stock options to employees. The incentive options allow the holder to purchase shares of the Company's common stock at fair market value on the date of the grant, subject to certain repurchase rights held by the Company. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Stock options granted under the 1996 Plan are immediately exercisable but are subject to certain discretionary repurchase rights by the Company (all of which rights have expired with respect to options outstanding under the 1996 Plan), and generally expire ten years from the date of grant. Upon adoption of the 1999 Plan, the Company ceased granting options under the 1996 Plan.

Deferred compensation related to stock options granted below fair market value in 1999 and 1998 totaled $2,826. Such compensation is considered deferred compensation and amortized over the four-year repurchase period of the common stock underlying the related options. Related amortization of stock compensation expense was $0, $42 and $173 in fiscal years 2003, 2002 and 2001, respectively.

Stock compensation expense related to accelerated vesting of stock options was $12 in 2002.

Stock compensation expense recorded in the functional expense categories within operating expenses in 2004, 2003 and 2002, was allocated as follows:

                                               2004     2003     2002
                                               ----     ----    -----
            Sales and marketing                $ --     $ --    $  24
            Research and development             --       --        8
            General and administrative          245       --       10
            Restructuring                        --       --       12
                                               ----     ----    -----
                                               $245     $ --    $  54
                                               ====     ====    =====

As a result of the September 2, 2003 cash distribution paid to stockholders discussed above, the board of directors approved an adjustment to the exercise price of all of our outstanding options to take effect on the close of business on September 3, 2003. The adjustment was to in no event reduce the exercise price of any options to less than $0.01 per share or increase the number of shares subject to such options to a number exceeding the number of shares of common stock that are registered and available for issuance. In addition, no adjustment was made to any options with exercise prices above $2.00 per share. As a result of the adjustment, 870 stock options with an average exercise price of $1.51 were adjusted to 3,715 stock options with an average exercise price of $0.32. In accordance with FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25," there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to stockholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change and the ratio of the exercise price per share to the market value per share was not reduced.

A summary of activity of the Company's stock option plans is presented below:

                                                         YEARS ENDING DECEMBER 31,
                                     --------------------------------------------------------------
                                            2004                   2003                2002
                                     ------------------    -------------------  -------------------
                                                WEIGHTED              WEIGHTED             WEIGHTED
                                                AVERAGE               AVERAGE              AVERAGE
                                                EXERCISE              EXERCISE             EXERCISE
                                     SHARES      PRICE     SHARES      PRICE    SHARES       PRICE
                                     ------      -----     ------      -----     ------      -----
Outstanding at beginning of year      2,029      $1.83      2,757      $3.26      3,719      $4.97
Granted                                 150       0.66         61       1.63        275       1.37
9/3/03 pre adjustment options            --         --       (870)      1.51         --         --
9/3/03 post adjustment options           --         --      3,715       0.32         --         --
Exercised                              (529)      0.29       (801)      1.12       (136)      0.47
Canceled                             (1,462)      2.43     (2,833)      1.54     (1,101)      8.91
                                     ------                ------                ------
Outstanding at end of year              188      $0.59      2,029      $1.83      2,757      $3.26
                                     ======                ======                ======

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  --------------------------------------------  ---------------------------
                           WEIGHTED-AVERAGE
   RANGE OF                   REMAINING       WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
EXERCISE PRICES    SHARES  CONTRACTUAL LIFE    EXERCISE PRICE   SHARES    EXERCISE PRICE
---------------   -------  ----------------   ----------------  ------   ------------------
$0.23 -- $0.23        6         6.25             $   0.23          6         $   0.23
$0.35 -- $0.48       82         8.83                 0.43         49             0.39
$0.74 -- $0.75      100         9.54                 0.75         24             0.74
                   ----                                          ---
Total               188         9.13             $   0.59         79         $   0.49
                   ====                                          ===

Employee Stock Purchase Plan

In February 1999, the Company's board of directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"). The initial number of shares of common stock reserved for issuance under the Purchase Plan was 1,000. Each year, beginning January 1, 2000 and ending January 1, 2004, the number of shares of common stock reserved for issuance under the Purchase Plan was, in accordance with the terms of the Purchase Plan, automatically increased by the lesser of 2% of the total number of common shares then outstanding or 600 shares. The number of shares of common stock reserved for issuance under the Purchase Plan increased by 300 in each of 2003 and 2002. The Company terminated the Purchase Plan effective October 27, 2003. During 2003 and 2002, 12 and 68 shares, respectively, were issued under the Purchase Plan.

Stockholders' rights plan

In June 2001, the Company entered into a Rights Agreement (the "Rights Agreement"), commonly known as a "poison pill." Under the Rights Agreement, stockholders of record on June 14, 2001 were distributed Rights (the "Rights") to acquire one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the "Preferred Stock"), at a rate of one Right for each share of the Company's common stock (the "Common Stock") held by stockholders on such date. Each share of common stock issued after the June 14th, 2001 record date has an attached Right. The Rights trade together with the Common Stock and generally become exercisable on the tenth day after a person or group (i) acquires 15% of more of the outstanding Common Stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 15% or more of the Common Stock. In the event that a person or group acquires 15% or more of the Common Stock (a "Stock Acquisition"), each Right not owned by the 15% or more stockholder (the "Acquiring Person") and its affiliates would become exercisable for, upon payment of the exercise price of the Right (currently, $15), either Preferred Stock or Common Stock in an amount equal to the then current exercise price of the Right divided by one half the then current market price of the Common Stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for, upon payment of the exercise price of the Right, common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person's common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by the Company's board of directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

On December 22, 2003, the board of directors adopted an amendment to the Rights Agreement. The amendment provides, in effect, that the rights issued under the Rights Agreement will not be separately distributed to the Company's stockholders and become exercisable solely as a result of the commencement of a tender offer or exchange offer for all outstanding shares of the Company's common stock. In addition, the amendment provides that the rights will not "flip-in" and entitle a holder to purchase shares of the Company's common stock at a discount upon consummation of such an offer that results in the bidder beneficially owning at least 85% of the outstanding shares of the Company's common stock, excluding for purposes of determining the number of shares of common stock outstanding those shares owned by directors who are also officers of the Company and shares owned by stock plans sponsored by the Company in which Company employee participants do not have the right to determine confidentially whether shares of Company common stock held subject to such stock plan(s) will be tendered in a tender offer or exchange offer. Also, pursuant to the amendment, the rights will not be triggered by a subsequent merger of the Company with such a bidder in which the Company's stockholders receive the same consideration as was paid or issued in the tender offer or exchange offer. The amendment was intended to remove the Rights Agreement as an impediment to a bidder completing its offer and a subsequent merger, while also affording protection to stockholders who did not tender their shares in the bidder's first-step tender or exchange offer, if the holders of a substantial majority of the Company's stock elected to accept the bidder's offer. The amendment also clarified that stockholders who entered into voting agreements or understandings solely regarding voting on the plan of liquidation would not be deemed, for purposes of the Rights Agreement, to beneficially own the shares owned by the other parties to such agreements or understandings. This aspect of the amendment was intended to allow stockholders to freely consult with one another, form groups, and enter into agreements, with respect to voting at the special meeting on the plan of liquidation, without triggering the rights under the Rights Agreement. However, since the plan of liquidation did not receive the requisite stockholder vote required for approval, this aspect of the amendment is no longer applicable.

On April 21, 2004, in connection with the closing of the investment in the Company by Olden, the board of directors adopted an amendment to the Company's Rights Agreement such that the transaction would not trigger the rights thereunder.

On April 21, 2004, the Company granted restricted stock to Nigel Ekern, the Company's Chief Administrative Officer, and Gray Hudkins, formerly the Company's Director of Corporate Development, in the amount of 364 and 243 shares, respectively, of the Company's common stock under the Company's incentive plans, vesting over three years. The fair value of $292 for the restricted stock will be amortized over the three-year vesting period. On October 1, 2004, Gray Hudkins resigned and the Company accelerated o the vesting of his restricted stock grant resulting in additional compensation expense of $88 as well as immediate expensing of the remaining unamortized balance of the original grant. The Company recorded total compensation expense of $245 relating to the restricted stock grants during the year ended December 31, 2004.

9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company had entered into operating lease commitments for its office space. In connection with the restructuring described in Note 5, the Company had terminated all of its office leases as of December 31, 2004.

Our corporate headquarters is currently located in Stamford, Connecticut, where we occupy space made available to us at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders. This arrangement is subject to termination at any time.

Rent expense totaled $7, $300 and $720 for the years ended December 31, 2004, 2003 and 2002, respectively.

Contingencies

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

The parties have negotiated a settlement that is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.

The Company believes that the allegations against it are without merit. After reviewing this proceeding (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage) the Company believes the outcome of this proceeding will not have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceeding could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

10.  401(K) PLAN

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

11. SEGMENT DATA

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

Sales to customers located outside of the United States totaled 0%, 11% and 14% of total revenues in 2004, 2003 and 2002 respectively. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 2004, 2003 or 2002. As of December 31, 2004, the Company had no international assets.

12. RELATED PARTY TRANSACTIONS

We occupy space made available to us at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders. This arrangement can be terminated at any time.

In December 2000, the Company entered into a full recourse secured promissory note and security agreement with a now former officer of the Company. Under the terms of the agreement, up to $300 could be loaned to the officer prior to April 15, 2001 solely to pay federal income tax owed by the officer in connection with the officer's exercise in March 2000 of an option to purchase shares of the Company's stock. Amounts outstanding under the note bear interest at 8% per annum and are partially secured by 33,000 shares of the Company's stock held by the officer and pledged to the Company. On April 11, 2001, $258 was loaned to a now former officer to pay alternative minimum tax relating to the option exercise under the terms of the note. Principal and interest owed by the officer shall be forgiven if the officer's employment is terminated other than voluntarily or for cause, or if there is a change in control of the Company as defined in the agreement. Additionally, one-third of the original principal and accrued interest will be forgiven for each year that the officer remains continuously employed by the Company subsequent to April 2001. Otherwise, principal and accrued interest are payable by the officer in April 2004. The principal balance of the loan is being amortized to expense ratably over the term of the agreement commencing in April 2001. As of December 31, 2003, the balance of $21 is included in prepaid expenses and other current assets. As of April 1, 2004, the note was completely forgiven in accordance with its terms.

13. SUBSEQUENT EVENTS

In February 2005, the Company received $228 from the settlement of the lawsuit with i2 Technologies Inc. The Company intends to record the gain on this settlement in the first quarter of 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller concluded that the Company's disclosure controls and procedures as of December 31, 2004 are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2004 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

The  Company   has  adopted  a  code  of  ethics  that   applies  to  its  Chief
Administrative Officer and Controller, its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.netperceptions.com, our Internet website, at the tab "Corporate Governance". The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements

        1. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 21.

        2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required. The information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto included in this report.

3. The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------

2.1 Patent Purchase Agreement, dated December 30, 2003, between Thalveg Data Flow LLC and Net Perceptions, Inc., as amended on March 31, 2004 (1)

3.1(a)      Amended and Restated Certificate of Incorporation (2).

3.1(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation (3).

3.2         Amended and Restated Bylaws as amended through August 5, 2003 (4).

4.1 Amended and Restated Investor's Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (2).

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

10.4* Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001 (8).

10.5*       Employee Stock Purchase Plan (2).

10.8*       2000 Stock Plan (9).

10.9*       Change in Control Severance Plan and Summary Plan Description (2).

21.1        List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1 Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of principal executive officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of principal financial officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
* Represents a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Net Perceptions' Current Report on Form 8-K filed April 1, 2004.

(2) Incorporated by reference to Net Perceptions' Registration Statement on Form S-1 (Registration No. 333-71919).

(3) Incorporated by reference to Net Perceptions' Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.

(4) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

(5) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.

(6) Incorporated by reference to Net Perceptions' Registration Statement on Form 8-A filed June 6, 2001.

(7) Incorporated by reference to Net Perceptions' Current Report on Form 8-K filed December 23, 2003.

(8) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.

(9) Incorporated by reference to Net Perceptions' Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

(b)  The exhibits are listed in Item 15. (a)(3) above.

(c)  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NET PERCEPTIONS, INC.

                                                    By: /s/ NIGEL P. EKERN
                                                        ------------------------
                                                        Nigel P. Ekern
                                                        Chief Administrative
                                                        Officer
Date: March 31, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2005.

          SIGNATURE                               TITLE
-----------------------------    ----------------------------------------------

/s/ NIGEL P. EKERN               Chief Administrative Officer (Principal
-----------------------------    Executive Officer)
Nigel P. Ekern

/s/ SUSAN LUCKFIELD              Controller (Principal Financial Officer)
-----------------------------
Susan Luckfield

/s/ WARREN B. KANDERS            Executive Chairman of the Board of Directors
-----------------------------
Warren B. Kanders

/s/ GIANMARIA C. DELZANNO        Director
-----------------------------
Gianmaria C. Delzanno

/s/ DAVID A. JONES               Director
-----------------------------
David A. Jones

/s/ NICHOLAS SOKOLOW             Director
-----------------------------
Nicholas Sokolow

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                               DESCRIPTION
     -----------    ------------------------------------------------------------
         21.1       List of Subsidiaries.

         23.1       Consent   of    PricewaterhouseCoopers    LLP,   independent
                    registered public accounting firm.

         31.1 Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.