Form 10-Q
period 2005-03-31
NET PERCEPTIONS INC
filed 2005-05-13
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ to ______.

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

As of May 1, 2005, there were outstanding 28,917,745 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,699	$14,444
Accounts receivable, net	5	--
Prepaid expenses and other current assets	92	40
Total current assets	14,796	14,484

Other assets	232	239
Total assets	$15,028	$14,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable & accrued liabilities	195	178
Total current liabilities	195	178
Note Payable	2,531	2,517
Total liabilities	2,726	2,695

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	234,350	234,350
Unearned stock compensation	(120)	(135)
Accumulated deficit	(221,930)	(222,189)
Total stockholders’ equity	12,302	12,028
Total liabilities and stockholders’ equity	$15,028	$14,723

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004

Revenues:
Product	$--	$354
Service, maintenance and royalties	10	146
Total revenues	10	500
Cost of revenues:
Service and maintenance	--	102
Total cost of revenues	--	102

Gross Margin	10	398

Operating expenses:
Research and development	--	250
General and administrative	60	1,028
Gain on sale of patents	--	(1,800)
Gain on litigation settlement	(229)	--
Restructuring related charges	--	(7)
Total operating expenses	(169)	(529)

Operating income	179	927

Other income (expense):
Interest income	83	26
Interest expense	(27)	--
Other income	24	25
Total other income, net	80	51
Net income	$259	$978
Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Shares used in computing basic and diluted net income per share:
Basic	28,918	28,206
Diluted	29,172	28,641

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$259	$978
Reconciliation of net income to net cash provided by (used in) operating activities:
Gain on sale of patents	--	(1,800)
Recovery of doubtful accounts	--	(25)
Amortization of debt issuance costs	7	--
Amortization of discount on notes payable	14	--
Stock based compensation	15	--
Changes in assets and liabilities:
Accounts receivable	(5)	345
Prepaid expenses and other current assets	(52)	258
Accounts payable & accrued liabilities	17	(391)
Deferred revenue	--	(121)
Net cash provided by (used in) operating activities	255	(756)

Cash flows from investing activities:
Proceeds from sale of patents	--	1,800
Net cash provided by investing activities	--	1,800

Cash flows from financing activities:
Proceeds from exercise of stock options, net of stock repurchases	--	28
Net cash provided by financing activities	--	28

Net increase in cash and cash equivalents	255	1,072
Cash and cash equivalents at beginning of period	14,444	11,932
Cash and cash equivalents at end of period	$14,699	$13,004

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$259	$978
Add: Stock-based employee compensation expense included in reported net income	15	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20)	(62)
Pro forma net income	$254	$916
Net income per share:
Basic
As reported	$0.01	$0.03
Pro forma	$0.01	$0.03
Diluted
As reported	$0.01	$0.03
Pro forma	$0.01	$0.03

Note 3. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and restricted stock awards. Shares used in the diluted net income per share for the three months ended March 31, 2005 and 2004, respectively, exclude the impact of zero and 289 potential common shares from exercise of stock options, respectively, which were anti-dilutive.

	Three Months Ended
	March 31,
	2005	2004
Basic earnings per share calculation:
Net income	$259	$978
Weighted average common shares - basic	28,918	28,206
Basic net income per share	$0.01	$0.03

Diluted earnings per share calculation:
Net income	$259	$978
Weighted average common shares - basic	28,918	28,206
Effect of dilutive stock options	46	--
Effect of restricted stock awards	208	435
Weighted average common shares - diluted	29,172	28,641
Diluted net income per share	$0.01	$0.03

Note 4. Commitments and Contingencies

Contingencies

Except as set forth below, we are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Initial and Follow-On Public Securities Litigation

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

Note 5. Income Taxes

The Company has incurred significant operating losses for all periods from inception through March 31, 2005. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121,100 and research and development credit carry-forwards of $151 at March 31, 2005. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

Note 6. Note Payable

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash and cash equivalent assets to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2,533 before transaction costs of $288. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature and is amortizing the beneficial conversion feature over one year (the period after which the note is convertible). As of March 31, 2005, $2 remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder.

Note 7. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), "Share Based Payment". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC adopted a rule that amended the compliance dates for SFAS 123(R) such that the Company will be required to apply Statement 123(R) in the first quarter of fiscal year 2006. We are currently evaluating the impact of this statement. We believe the adoption of this statement, effective January 1, 2006, will have an impact on our consolidated financial statements.

Note 8. Gain on litigation settlement

In February 2005, the Company received $229 from the settlement of its lawsuit with i2 Technologies Inc. resulting from a breach of contract claim. The Company recorded the gain on this settlement in the first quarter of 2005.

Note 9. Gain on Sale of Patents

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

Note 10. Related Party Transactions

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties as set forth in "Factors That May Affect Our Future Results" found in Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ALL OF OUR OPERATIONS OTHER THAN ADMINISTRATIVE FUNCTIONS HAVE BEEN TERMINATED. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE-MONTH PERIOD ENDED MARCH 31, 2005 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion of financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

A description of the Company's critical accounting policies was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  There were no changes to these accounting policies during the quarter ended March 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004

Revenues:
Product	--%	71%
Service, maintenance and royalties	100	29
Total revenues	100	100
Cost of revenues:
Service and maintenance	--	20
Total cost of revenues	--	20

Gross Margin	100	80

Operating expenses:
Research and development	--	50
General and administrative	600	205
Gain on litigation settlement	(2,290)	--
Gain on sale of patent rights	--	(360)
Restructuring related charges	--	(1)
Total operating expenses	(1,690)	(106)

Operating income	1,790	186

Interest income	830	--
Interest expense	(270)	--
Other income, net	240	10
Net income	2,590%	196%

REVENUES

Total revenues. Total revenues decreased 98% to $10,000 for the three months ended March 31, 2005 from $500,000 for the same period in 2004. Revenues in the United States were $10,000 in the first quarter of 2005 compared to $462,000 in the same period of 2004, representing 100% and 92% of total revenues, respectively. Revenues from international sales in the first quarter of 2005 were $0, or 0% of total revenues, compared to $38,000, or 8% of total revenues in the same period of 2004. As a result of the downsizing of our business and operations, we no longer maintain a direct sales force and there currently is no sales generating activity. International sales have generally been denominated in United States dollars.

As described above in this Item 2 under “Overview”, we are no longer actively marketing our products, and we do not expect that future revenues from these products or services related to these products, if any, will be significant.

Product revenues. Product revenues decreased 100% to $0 for the three months ended March 31, 2005, compared to $354,000 for the same period of 2004. Product revenues comprised 0% of total revenues for the first quarter of 2005 compared to 71% for the same period of 2004. The decrease in product revenues is primarily attributable to the termination of the Company’s revenue generating operations in connection with its efforts to redeploy its assets as discussed above. Therefore, we expect there will be no product revenues in 2005.

Service, maintenance and royalty revenues. Service and maintenance revenues consisted primarily of professional and maintenance services. Our professional service revenues included business consulting, implementation support, and educational services and were generally offered on a time and materials basis. Maintenance revenues were generally derived from annual service agreements and were recognized ratably over the term of the agreement. On April 1, 2004, we entered into an agreement with Tornago, Inc. to fulfill our existing prepaid customer support obligations. Royalty revenues are derived from resales of our product by Tornago, Inc. Service, maintenance and royalty revenues decreased 93% to $10,000 for the quarter ended March 31, 2005 compared to $146,000 for the same period of 2004. Service, maintenance and royalty revenues comprised 100% and 29% of total revenues for the quarters ended March 31, 2005 and 2004, respectively. We do not anticipate entering into additional service and maintenance agreements with customers as the Company terminated its revenue generating operations as discussed above. Therefore, we expect there will be no service and maintenance revenues in 2005. The agreement with Tornago, Inc. has the potential to generate royalty revenue through April 2006.

COST OF REVENUES

Cost of product revenues. Cost of product revenues consisted primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. No royalties were payable to third parties and no amortization expense existed during the periods presented related to intangible assets which historically represented the costs of product revenues. We do not expect any future costs of product revenues.

Cost of service and maintenance revenues. Cost of service and maintenance revenues consisted primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 100% to $0 for the quarter ended March 31, 2005 from $102,000 for the quarter ended March 31, 2004. Cost of service and maintenance revenue in 2005 and 2004 represented 0% and 70% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues is a result of the termination of the Company’s revenue generating operations in connection with its efforts to redeploy its assets as discussed above. We do not expect to incur costs of product revenues for the foreseeable future.

OPERATING EXPENSES

In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. On August 6, 2003, we reduced our workforce by an additional 12 employees. At December 31, 2003 we had nine full-time employees, which was determined to be the minimum number necessary at that time to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs. In March 2004, we terminated the employment of the remaining members of our engineering staff. At March 31, 2005, we had five employees, two of whom are executive officers. As described in this Item 2 under "Overview", we are no longer actively marketing our products and do not expect to incur any operating expenses in 2005 relating to sales and marketing of our products.

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

Research and development. Research and development expenses consisted primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 100% to $0 for the three months ended March 31, 2005 compared to $250,000 for the three months ended March 31, 2004. Research and development expenses were 0% and 50% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in research and development expenses is due to our restructuring efforts. We do not expect to incur any research and development expenses for the foreseeable future.

General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees and expenses. Current executive management did not receive salaries in the first quarter of 2005. General and administrative expenses decreased 94% to $60,000 for the period ended March 31, 2005 compared to $1.0 million for the period ended March 31, 2004. General and administrative expenses were 600% and 205% of total revenue for the periods ended March 31, 2005 and 2004, respectively. The decrease in general and administrative expenses for the period ended March 31, 2005 was primarily due to the lack of salaries for current executive management and a significant reduction in professional fees and expenses and administrative costs that were associated with our evaluation of strategic alternatives. Although we expect personnel-related and other general and administrative expenses to decline in 2005 compared to the previous year, continued high levels of outside professional fees, and other costs associated with continuing as a public reporting company, such as directors and officers liability insurance, may offset some of these decreases.

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

Gain on litigation settlement.  In February 2005, the Company received $229 from the settlement of its lawsuit for a breach of contract claim with i2 Technologies Inc. The Company recorded the gain on this settlement in the first quarter of 2005.

Restructuring related charges. There were no restructuring related charges for the period ended March 31, 2005. All restructuring related charges have been paid as of December 31, 2004.

Interest Income. Interest income increased to $83,000 for the quarter ended March 31, 2005 from $26,000, in the quarter ended March 31, 2004. The increase in interest income was due to an increase in the interest rates we received on our cash and cash equivalents.

Interest Expense Interest expense increased to $27,000 for the quarter ended March 31, 2005 from $0, in the quarter ended March 31, 2004. The increase in interest expense was due to the issuance of long-term debt related to the investment in the Company in the second quarter of 2004 by Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders.

Other income Other income consists of tax refunds partially offset by other miscellaneous expenses. Other income decreased 4% for the quarter ended March 31, 2005 to $24,000 from $25,000 in 2004.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through March 31, 2005. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121.1 million and research and development credit carry-forwards of $151,000 at March 31, 2005. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of equity securities. At March 31, 2005, we had $14.7 million of cash and cash equivalents compared to $13.0 million at March 31, 2004. This increase is primarily due to the investment by Olden Acquisition LLC and the settlement of the i2 Technologies Inc. lawsuit.

Cash provided by operations was $255,000 for the three months ended March 31, 2005, compared to cash used in operations of $756,000 for the same period of 2004. Cash provided by operations for the period ended March 31, 2005 resulted primarily from the settlement of the i2 Technologies Inc. lawsuit. Cash used in operations for the first quarter of 2004 resulted primarily from net losses, as adjusted for non-cash expenses and the gain on the sale of patent rights. We do not expect to receive any significant amounts of cash from future operations and we expect that we will continue to incur legal fees, transaction costs and other ongoing costs that will constitute a material use of cash.

There was no cash used or provided by investing activities for the period ended March 31, 2005 compared to $1.8 million in net cash provided by investing activities in the same period for 2004. Cash provided by investing activities during the first quarter of 2004 was attributable to the sale of our patent portfolio to Thalveg.

There was no cash used or provided by financing activities for the period ended March 31, 2005, compared to net cash provided by financing activities of $28,000 for the three months ended March 31, 2004. Net cash provided by financing activities for the quarter ended March 31, 2004 was from proceeds received from stock option exercises.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months. However, uncertainties exist as to the costs of implementing our asset redeployment strategy.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), "Share Based Payment". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC adopted a rule that amended the compliance dates for SFAS 123(R) such that the Company will be required to apply Statement 123(R) in the first quarter of fiscal year 2006. We are currently evaluating the impact of this statement. We believe the adoption of this statement, effective January 1, 2006, will have an impact on our consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of March 31, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2005 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET PERCEPTIONS, INC.

Date: May 13, 2005	By:	/s/ Nigel P. Ekern

Nigel P. Ekern Chief Administrative Officer (Principal Executive Officer)

By:	/s/ Susan Luckfield

Susan Luckfield Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.