Form 10-Q
period 2005-09-30
NET PERCEPTIONS INC
filed 2005-11-09
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
            (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2005, there were outstanding 28,917,745 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,349	$14,444
Marketable securities	11,429	—
Prepaid expenses and other current assets	94	40
Total current assets	14,872	14,484

Other assets	218	239
Total assets	$15,090	$14,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$136	$178
Total current liabilities	136	178

Note payable	2,533	2,517
Total liabilities	2,669	2,695

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	234,400	234,350
Unearned stock compensation	(128)	(135)
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(221,851)	(222,189)
Total stockholders’ equity	12,421	12,028
Total liabilities and stockholders’ equity	$15,090	$14,723

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Product	$—	$—	$—	$405
Service, maintenance and royalties	17	25	60	492
Total revenues	17	25	60	897
Cost of revenues:
Service and maintenance	—	11	—	216
Total cost of revenues	—	11	—	216

Gross margin	17	14	60	681

Operating expenses:
Research and development	—	—	—	250
General and administrative	108	170	277	2,096
Gain on sale of patents	—	—	—	(1,800)
(Gain) loss on litigation settlement	5	—	(224)	—
Restructuring related charges	—	—	—	(7)
Total operating expenses	113	170	53	539

Operating income (loss)	(96)	(156)	7	142

Other income (expense):
Interest income	125	48	312	106
Interest expense	(13)	(26)	(55)	(48)
Other income (expense), net	2	41	74	95
Total other income (expense), net	114	63	331	153
Net income (loss)	$18	$(93)	$338	$295
Net income (loss) per share:
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01

Shares used in computing basic and diluted net income (loss) per share:
Basic	28,918	28,669	28,918	28,460
Diluted	34,894	28,669	32,987	28,863

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$338	$295
Reconciliation of net income to net cash provided by (used in) operating activities:
Gain on sale of patents	—	(1,800)
Provision for (recovery of) doubtful accounts	—	(28)
Restructuring related charges (reversals)	—	(15)
Amortization of debt issuance costs	21	13
Amortization of discount on debt	16	26
Stock-based compensation	57	43
Amortization of discounts on securities	(64)	—
Changes in assets and liabilities:
Accounts receivable	—	358
Prepaid expenses and other assets	(54)	363
Accounts payable and accrued liabilities	(42)	(482)
Deferred revenue	—	(377)
Net cash provided by (used in) operating activities	272	(1,604)

Cash flows from investing activities:
Proceeds from sale of patents	—	1,800
Purchase of marketable securities	(11,367)	—
Net cash provided by (used in) investing activities	(11,367)	1,800

Cash flows from financing activities:
Proceeds from issuance of convertible subordinated note, net of offering costs of $288	—	2,245
Proceeds from exercise of stock options, net of stock repurchases	—	153
Net cash provided by financing activities	—	2,398
Net increase (decrease) in cash and cash equivalents	(11,095)	2,594
Cash and cash equivalents at beginning of period	14,444	11,932
Cash and cash equivalents at end of period	$3,349	$14,526

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items, unless otherwise noted. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim periods or for the full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

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

The intrinsic value method is used to account for stock-based compensation plans. If compensation expense had been determined based on the fair value method, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$18	$(93)	$338	$295
Add: Stock-based employee compensation expense included in reported net loss	21	24	57	43
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23)	(26)	(69)	(73)
Pro forma net income (loss)	$16	$(95)	$326	$265

Net income (loss) per share:
Basic
As reported	$0.00	$0.00	$0.01	$0.01
Pro forma	$0.00	$0.00	$0.01	$0.01
Diluted
As reported	$0.00	$0.00	$0.01	$0.01
Pro forma	$0.00	$0.00	$0.01	$0.01

Note 3. Per Share Data

Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes, and restricted stock awards. Shares used in the diluted net income (loss) per share computation for the three months ended September 30, 2005, include the impact of 348 potential common shares from the exercise of stock options and 5,628 potential common shares from the convertible note all of which were dilutive. Shares used in the diluted net income (loss) per share computation for the nine months ended September 30, 2005, include the impact of 317 potential common shares from the exercise of stock options and restricted stock awards and 3,752 potential common shares from the convertible note all of which were dilutive. Shares used in the diluted net income(loss) per share computation for the nine months ended September 30, 2004 include the impact of 403 potential common shares from the exercise of stock options which were dilutive. Shares used in the diluted net income (loss) per share computation for the three months ended September 30, 2004, exclude the impact of 350 potential common shares from the exercise of stock options which were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share calculation:
Net income (loss)	$18	$(93)	$338	$295
Weighted average common shares - basic	28,918	28,669	28,918	28,460
Basic net income (loss) per share	$0.00	$0.00	$0.01	$0.01

Diluted earnings per share calculation:
Net income (loss)	$18	$(93)	$338	$295
Weighted average common shares - basic	28,918	28,669	28,918	28,460
Effect of dilutive stock options	67	—	60	403
Effect of restricted stock awards	281	—	257	—
Effect of convertible note	5,628	—	3,752	—
Weighted average common shares diluted	34,894	28,669	32,987	28,863
Diluted net income (loss) per share	$0.00	$0.00	$0.01	$0.01

Note 4. Commitments & Contingencies

Contingencies

Except as set forth below, we are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company; FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering; several other underwriters who participated in the initial public offering; Steven J. Snyder, the Company’s then president and chief executive officer; and Thomas M. Donnelly, the Company’s then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and has been assigned to the judge who is also the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the parties and has scheduled a fairness hearing for April 24, 2006, to hear objections and to make a final determination whether to approve the settlement as fair, adequate and reasonable. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

Note 5. Income Taxes

The Company has incurred significant operating losses for all periods from inception through September 30, 2005. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $120,900 and research and development credit carry-forwards of $151 at September 30, 2005. The net operating loss and research and development credit carry-forwards expire in 2001 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

Note 6. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share Based Payment”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. In April 2005, the SEC adopted a rule that amended the compliance dates for SFAS 123(R) such that the Company will be required to apply Statement 123(R) in the fiscal year 2006. We are currently evaluating the impact of this statement and we believe the adoption of this statement, effective January 1, 2006, may have a material impact on our consolidated financial statements due to the limited nature of the Company’s current operations.

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

Note 8. Gain on litigation settlement

In February 2005, the Company received $229 from the settlement of its lawsuit with i2 Technologies Inc., resulting from a breach of contract claim. The Company recorded the gain on the settlement in the first quarter of 2005. During the third quarter of 2005, the Company incurred $5 in additional costs associated with the litigation settlement.

Note 9. Note Payable

On April 21, 2004, the Company announced that it had closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company's assets and use its cash and cash equivalents and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note (the “Convertible Subordinated Note”), which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of the Company’s common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2,533 before transaction costs of $288. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The Convertible Subordinated Note matures on April 21, 2014. The Convertible Subordinated Note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature, which has been fully amortized as of June 30, 2005. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder.

Note 10. Restricted Stock

On April 1, 2005, Mr. Nigel Ekern, the Company’s Chief Administrative Officer, received a restricted stock grant of 66,667 shares of the Company’s common stock under the Company’s 1999 Equity Plan, having an aggregate value of $50 based upon the average stock price of the Company’s closing stock on such date of $0.75 per share. The shares underlying the grant vest in two years. On April 21, 2004, Mr. Ekern received a restricted stock grant of 364,583 shares of the Company’s common stock under the Company’s 1999 Equity Plan, having an aggregate value of $175 based upon the closing price of the Company’s common stock on such date of $0.48 per share. The shares underlying the grant will vest over three years. The Company recorded compensation expense of $21 and $57 relating to the restricted stock grants during the three- and nine-month periods ended September 30, 2005, respectively. The Company recorded compensation expense of $24 and $43 relating to the restricted stock grants during the three- and nine-month periods ended September 30, 2004, respectively.

Note 11. Related Party Transactions

We occupy space made available to us by Kanders & Company, an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders. This arrangement can be terminated at any time. In connection with the consummation of an asset redeployment transaction, it is expected that management and or Kanders & Company, Inc. will be awarded cash and/or equity compensation based upon the completion of the redeployment transaction.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalents and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part 1 of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ALL OF OUR OPERATIONS OTHER THAN ADMINISTRATIVE FUNCTIONS HAVE BEEN TERMINATED. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSESTS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion of financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

A description of the Company’s critical accounting polices was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Product	—%	—%	—%	45%
Service, maintenance and royalties	100	100	100	55
Total revenues	100	100	100	100
Cost of revenues:
Service and maintenance	—	44	—	24
Total cost of revenues	—	44	—	24

Gross margin	100	56	100	76

Operating expenses:
Research and development	—	—	—	28
General and administrative	635	680	462	234
Gain on sale of patents	—	—	—	(201)
(Gain) loss on litigation settlement	30	—	(373)	—
Restructuring related charges	—	—	—	(1)
Total operating expenses	665	680	89	60

Operating income (loss)	(565)	(624)	11	16

Interest income	735	192	520	12
Interest expense	(76)	(104)	(91)	(5)
Other income, net:	12	164	123	10
Net income (loss)	106%	(372)%	563%	33%

REVENUES

Total revenues. Total revenues decreased 32% to $17,000 for the three months ended September 30, 2005 from $25,000 for the same period in 2004. Total revenues decreased 93% to $60,000 for the nine months ended September 30, 2005 from $897,000 for the same period in 2004. Revenues in the United States were $17,000 in the third quarter of 2005 compared to $25,000 in the same period of 2004, representing 100% and 100% of total revenues, respectively. Revenues in the United States were $60,000 for the nine-month period ended September 30, 2005 compared to $849,000 in the same period of 2004, representing 100% and 95% of total revenues respectively. There were no revenues from international sales in the third quarter of 2005 and 2004. Revenues from international sales for the nine months ended September 30, 2005 were zero compared to $48,000, or 5% of total revenues in the same period of 2004. As a result of our downsizing of our business and operations, we no longer maintain a direct sales force and there currently is no sales generating activity. International sales have generally been denominated in United States dollars.

As described in this Item 2 under “Overview”, we are no longer directly marketing our products, and we do not expect that future revenues from these products or services related to these products will be significant.

Product revenues. Product revenues decreased 100% to zero for the nine-month period ended September 30, 2005, compared to $405,000 for the same period in 2004. There were no product revenues for the three month periods ended September 30, 2005 and 2004. Product revenues comprised 0% and 45% of total revenues for the three- and nine-month periods ended September 30, 2004. The decrease in product revenues is attributable to the termination of the Company’s revenue generating operations in connection with its efforts to redeploy its assets as discussed above. Therefore, we expect there will be no product revenues in 2005.

Service, maintenance and royalties. Service and maintenance revenues consisted primarily of professional and maintenance services. Our professional service revenues included business consulting, implementation support and educational services and were generally offered on a time and materials basis. Maintenance revenues were generally derived from annual service agreements and were recognized ratably over the term of the agreement. On April 1, 2004, we entered into an agreement with Tornago, Inc. to fulfill our existing prepaid customer support obligations. Royalty revenues are derived from resales of our product by Tornago, Inc. Service, maintenance and royalty revenues decreased 32% to $17,000 for the quarter ended September 30, 2005 from $25,000 for the quarter ended September 30, 2004. Service, maintenance and royalty revenues decreased 88% to $60,000 for the nine-month period ended September 30, 2005 from $492,000 for the nine-month period ended September 30, 2004. Service, maintenance and royalty revenues comprised 100% of total revenues for the quarters ended September 30, 2005 and 2004, respectively. Service, maintenance and royalty revenues comprised 100% and 55% of total revenues for the nine-month periods ended September 30, 2005 and 2004, respectively. We do not anticipate entering into additional service and maintenance agreements with customers as the Company terminated its revenue generating operations as discussed above. Therefore, we expect there will be no service and maintenance revenues in 2005. The agreement with Tornago, Inc. has the potential to generate royalty revenue through April 2006.

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

Cost of service and maintenance revenues. Cost of service and maintenance revenues consisted primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 100% to zero for the quarter ended September 30, 2005 from $11,000 for the quarter ended September 30, 2004. Cost of service and maintenance revenues decreased 100% to zero for the nine-month period ended September 30, 2005 from $216,000 for the nine-month period ended September 30, 2004. Cost of service and maintenance revenue for the third quarter of 2005 and 2004 represented 0% and 44% of the related service and maintenance revenues, respectively. Cost of service and maintenance revenue for the nine-month periods ending September 30, 2005 and 2004 represented 0% and 24% of the related service and maintenance revenues, respectively. The decrease in cost of services and maintenance revenues is a result of the termination of the Company’s revenue generating operations in connection with its efforts to redeploy its assets as discussed above. We do not expect to incur costs of product revenues for the foreseeable future.

OPERATING EXPENSES

In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. On August 6, 2003, we reduced our workforce by an additional 12 employees. At December 31, 2003, we had nine full-time employees, which was determined to be the minimum number necessary at that time to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs. In March 2004, we terminated the employment of the remaining members of our engineering staff. As of December 31, 2004, we had five employees, two of whom are executive officers and all of who are located in our Stamford, Connecticut headquarters. As described in this Item 2 under “Overview”, we are no longer actively marketing our products and do not expect to incur any operating expenses in 2005 relating to sales and marketing of our products.

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

Research and development. Research and development expenses consisted primarily of salaries, other employee-related costs and consulting fees related to the development of our products. There were no research and development expenses for the three months ended September 30, 2005 and 2004. Research and development expenses decreased 100% to zero for the nine months ended September 30, 2005 compared to $250,000 for the nine months ended September 30, 2004. Research and development expenses were 0% of total revenues for the three months ended September 30, 2005 and 2004, respectively. Research and development expenses were 0% and 28% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The decrease in research and development expenses is due to our restructuring efforts. We do not expect to incur any research and development expenses for the foreseeable future.

General and administrative. General and administrative expenses consist primarily of employee-related costs, provision for doubtful accounts and professional service fees and expenses. Current executive management did not receive salaries in the quarter ended September 30, 2005 or during the nine-month period ended September 30, 2005. General and administrative expenses decreased 36% to $108,000 for the three months ended September 30, 2005 compared to $170,000 for the three months ended September 30, 2004. General and administrative expenses decreased 87% to $277,000 for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004. General and administrative expenses were 635% and 680% of total revenue for the three months ended September 30, 2005 and 2004, respectively. General and administrative expenses were 462% and 234% of total revenue for the nine months ended September 30, 2005 and 2004, respectively. The decrease in general and administrative expenses during the three and nine months ended September 30, 2005 was primarily due to the lack of salaries for current executive management and a significant reduction in professional fees and expenses and administrative costs that were associated with our evaluation of strategic alternatives. Although we expect personnel-related and other general and administrative expenses to decline in 2005, compared to 2004, continued high levels of outside professional fees, and other costs associated with continuing as a public reporting company, such as directors and officers liability insurance, may offset some of these decreases.

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

Gain on litigation settlement. In February 2005, the Company received $229,000 from the settlement of its lawsuit for a breach of contract claim with i2 Technologies Inc. The Company recorded the gain on this settlement in the first quarter of 2005. During the third quarter of 2005, the Company incurred $5,000 in additional costs associated with the litigation settlement.

Restructuring related charges. There were no restructuring related charges for the three-and nine-month periods ended September 30, 2005.

Interest income. Interest income increased 160% to $125,000 for the three months ended September 30, 2005 compared to $48,000 for the three-month period ended September 30, 2004. For the nine months ended September 30, 2005, interest income increased 194% to $312,000 compared to $106,000 for the same period in September 30, 2004. The increase in interest income was due to an increase in the interest rates we received on our cash and cash equivalents and marketable securities.

Interest expense. Interest expense decreased 50% to $13,000 for the quarter ended September 30, 2005 compared to $26,000 in the quarter ended September 30, 2004. For the nine months ended September 30, 2005 interest expense increased 15% to $55,000 compared to $48,000 for the same period in 2004. The increase in interest expense was due to the issuance of long-term debt related to the investment in the Company in the second quarter of 2004 by Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders.

Other income, net. Other income consists of miscellaneous tax refunds partially offset by other miscellaneous expenses. Net other income decreased 95% for the quarter ended September 30, 2005 to $2,000 from $41,000 in 2004. Net other income decreased 22% for the nine-month period ended September 30, 2005 to $74,000 from $95,000 in 2004.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses from inception through September 30, 2005. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $120.9 million and research and development credit carry-forwards of approximately $151,000 at September 30, 2005. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of equity securities. At September 30, 2005, we had $3.3 million of cash and cash equivalents compared to $14.4 million for the same period of 2004. Marketable securities totaled $11.4 million at September 30, 2005. There was no comparable number at September 30, 2004. The decrease in cash and cash equivalents was due to the investment in marketable securities during the quarter ended September 30, 2005.

Cash provided by operations was $0.3 million for the nine months ended September 30, 2005, compared to cash used in operations of $1.6 million for the same period of 2004. Cash provided by operations for the nine months ended September 30, 2005 resulted primarily from net income, as adjusted for non-cash expenses and a decrease in prepaid and other current assets and accounts payable and accrued liabilities. We do not expect to receive any significant amounts of cash from current operations and we expect that we will continue to incur legal fees, transaction costs and other ongoing costs that will constitute a material use of cash.

A total of $11.4 million in net cash was used by investing activities for the nine months ended September 30, 2005, compared to $1.8 million of net cash provided by investing activities in the same period for 2004. Cash used by investing activities during the quarter ended September 30, 2005 was for the purchase of marketable securities. Cash provided by investing activities during the nine-month period ended September 30, 2004 was primarily attributable to the sale of our patent portfolio to Thalveg as described above.

There was no cash used or provided by financing activities for the period ended September 30, 2005 compared to cash provided by financing activities of $2.4 million for the nine months ended September 30, 2004. Net cash was provided by financing activities in the nine-month period ended September 30, 2004 through the issuance of a convertible subordinated note in the amount of $2.5 million net of $288,000 of transaction costs and by proceeds received from the exercise of stock options.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months. However, uncertainties exist as to the costs of implementing our asset redeployment strategy.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share Based Payment”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC adopted a rule that amended the compliance dates for SFAS 123(R) such that the Company will be required to apply Statement 123(R) in the first quarter of fiscal year 2006. We are currently evaluating the impact of this statement and we believe the adoption of this statement, effective January 1, 2006, may have a material impact on our consolidated financial statements due to the limited nature of the Company’s current operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold derivative financial instruments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of September 30, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention as of the September 30, 2005 evaluation that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Exhibit

10.1	Form of Net Perceptions, Inc. 1999 Equity Incentive Plan Stock Option Agreement

10.2	Form of Net Perceptions, Inc. 2000 Stock Plan Stock Option Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NET PERCEPTIONS, INC.

Date: November 9, 2005	By: /s/ Nigel P. Ekern
Nigel P. Ekern
Chief Administrative Officer
(Principal Executive Officer)

By: /s/ Susan Luckfield
Susan Luckfield
Controller
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Number	Exhibit

10.1	Form of Net Perceptions, Inc. 1999 Equity Incentive Plan Stock Option Agreement

10.2	Form of Net Perceptions, Inc. 2000 Stock Plan Stock Option Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002