Form 10-K
period 2005-12-31
NET PERCEPTIONS INC
filed 2006-03-31
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to___________

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
(Title of class)

Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer
Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock, par value $0.0001 per share, reported on the OTC Pink Sheets Electronic Quotation Service on June 30, 2005 was $21,877,236.

As of March 15, 2006, there were outstanding 28,917,745 shares of the Registrant’s Common Stock, $0.0001 par value.

DOCUMENT INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2005 fiscal year end are incorporated by reference into Part III of this report.

NET PERCEPTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our cash, cash equivalent assets and marketable securities to enhance stockholder value following the sale of substantially all of our software business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed “Factors That May Affect Our Future Results” of Part I of this report and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Net Perception’s future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

References in this report to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context so requires, includes our wholly-owned subsidiary Knowledge Discovery One, Inc. (which we refer to in this report as “KD1”), prior to its merger with and into the Company on September 9, 2003.

PART I

ITEM 1. BUSINESS

Overview

Net Perceptions was formerly a provider of software solutions designed to enable customers to improve their marketing, selling and merchandising effectiveness. We are currently seeking to redeploy our cash, cash equivalent assets and marketable securities to enhance stockholder value and are seeking, analyzing and evaluating potential acquisition and merger candidates. We were incorporated in Delaware in July 1996. Our principal corporate office is located at One Landmark Square, Stamford, Connecticut 06901 and our telephone number is (203) 428-2040.

On April 21, 2004, we announced the simultaneous signing and closing of an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy our assets and use our cash, cash equivalent assets and marketable securities to enhance stockholder value.

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

We are attempting to limit our cash expenditure rate by, among other things, awarding executive management primarily non-cash deferred equity compensation. In connection with the consummation of an asset redeployment transaction, it is expected that management and/or Kanders & Company, Inc. will be awarded cash and/or equity compensation based upon the completion of the redeployment transaction.

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

On April 1, 2004, we entered into an agreement with Tornago, Inc. (“Tornago”) a corporation formed by three former non-officer employees, to fulfill existing prepaid customer support obligations in exchange for future cash payments of approximately $60,000. This amount represented approximately 60% of the remaining prepaid deferred maintenance revenue amounts under the existing end user contracts when measured from April 1, 2004. The Company will continue to recognize the deferred revenue as earned and the payments to Tornago will be reflected as cost of revenue. Under the terms of the agreement, Tornago received a non-transferable license to relevant intellectual property solely to provide support and consulting services to end users of our products. Under the agreement, we will receive a 15% royalty on any follow-on services sold by Tornago through April 1, 2006. In connection with the agreement with Tornago, we terminated the employment of the remaining members of our engineering staff, effective March 31, 2004, and paid severance to these employees in accordance with existing agreements. While we expect to continue to service our existing customers through Tornago and may continue to derive a declining level of revenues from software licenses and royalties, software maintenance and professional services relating to existing customers, we are no longer directly marketing or supporting our products and have not retained any employees to do so.

On April 21, 2004, we announced the simultaneous signing and closing of the investment into the Company by Olden, for the purpose of initiating a strategy to redeploy our assets and use our cash, cash equivalent assets and marketable securities to enhance stockholder value. We issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $288,000.

As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004, our securities were delisted from the Nasdaq SmallCap Market effective with the opening of business on September 3, 2004. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a “public shell” and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). The Company’s common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “NETP.PK.”

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

Our initial product was shipped in January 1997. From inception through late 2000, we expanded our organization by hiring personnel in key areas. Our total number of employees was 315 on December 31, 2000. During 2001, 2002 and 2003, we instituted certain restructuring plans to align our cost structure with our business outlook and general economic conditions. In connection with our restructuring activities, our total number of employees was reduced to 98 as of December 31, 2001, 52 as of December 31, 2002, and nine as of December 31, 2003. As of December 31, 2005, the Company had six employees, two of whom are executive officers.

Until 2005, we had sustained losses on an annual basis since inception. As of December 31, 2005, we had an accumulated deficit of $222.0 million. Our net income was $207,000 for the year ended December 31, 2005, compared to a net loss of $61,000 in the prior year. This increase in net income was principally due to a reduction in general and administrative expenses and to a lesser extent non-recurring items including $118,000 of royalty revenue and a gain from the settlement of a litigation of $223,000. The accumulated deficit referred to in this paragraph resulted from significant costs incurred related to restructuring activities, significant costs for outside professional services related to the exploration of various strategic alternatives for the Company, as well as a decline in our revenues since the third quarter of 2000.

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

Employees

All of our employees are based in the United States. As of December 31, 2005, we had six employees, two of whom are executive officers, and all of whom are located in our Stamford, Connecticut headquarters. Our employees only devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

RISKS RELATED TO NET PERCEPTIONS

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale or shutdown of substantially all of our software business, we will no longer generate revenue previously associated with the products and contracts comprising our software business. Absent non-recurring gains, our ongoing operations are not profitable and have incurred an accumulated deficit of $222.0 million from our inception through December 31, 2005. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash, cash equivalent assets and marketable securities to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable the Company to redeploy its assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value, we have sold or shutdown our operating businesses, which represented substantially all of our revenue-generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering stability and growth opportunities. We may be unsuccessful in acquiring such a business or in operating any business that we identify. We have been working without success since April 2004 to identify a suitable acquisition or merger partner and consummate a transaction. Failure to redeploy successfully will result in our inability to become profitable.

Even if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully. Any acquisition, even if effectively integrated, may not benefit our stockholders.

Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; and (iii) our ability to integrate and absorb the acquired company successfully. We may be unable to address these problems successfully. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such, our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for the Company. The ultimate success of such new business cannot be assured.

THE REPORTING REQUIREMENTS UNDER RULES ADOPTED BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO SHELL COMPANIES MAY DELAY OR PREVENT US FROM MAKING CERTAIN ACQUISITIONS.

As a result of the final rules adopted by the Securities and Exchange Commission on June 29, 2005, Net Perceptions may be deemed to be a shell company. The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules prohibit the use by shell companies of a Form S-8 and revise the Form 8-K to require a shell company to include extensive registration-level information required to register a class of securities under the Securities Exchange Act of 1934 (the “Exchange Act”), in the filing on Form 8-K that the shell company files to report the acquisition of a business.

The extensive registration-level information includes a detailed description of a company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management’s discussion and analysis of results of operations. The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after completion of the acquisition, instead of 75 days as required by non-shell companies.

The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Net Perceptions, or deter potential targets from negotiating with Net Perceptions. If Net Perceptions were to be deemed a shell company, any increased difficulty in Net Perceptions’ ability to identify and consummate an acquisition with an appropriate merger candidate can materially adversely affect Net Perceptions’ ability to successfully implement its redeployment strategy.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET OPERATING LOSS (“NOL”) AND TAX CREDIT CARRYFORWARDS.

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

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD SIGNIFICANTLY LIMIT OUR ABILITY TO OPERATE AND ACQUIRE AN ESTABLISHED BUSINESS.

The Investment Company Act of 1940 (the “Investment Company Act”) requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. We have sought to qualify for an exclusion from registration including the exclusion available to a company that does not own “investment securities” with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of the Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the Securities and Exchange Commission or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the Securities and Exchange Commission or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the Securities and Exchange Commission could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ SMALL CAP MARKET

On September 3, 2004, our common stock was delisted from the Nasdaq Small Cap Market. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a “public shell” and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company’s common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “NETP.PK.” As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

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

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF PREFERRED STOCK.

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an internet website address at www.netperceptions.com. We make available free of charge on our internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may also read and copy any document we file at the Securities and Exchange Commission’s public reference room located at 100 F Street, NE, Washington, DC 20549. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 100 F Street, NE, Washington, DC 20549 or obtain copies of such documents from the Securities and Exchange Commission’s website at http://www.sec.gov.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut, where we occupy space made available to us by Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders. This arrangement is subject to termination at any time.

The Company believes that its current facilities are suitable and adequate for its present and anticipated near-term needs.

ITEM 3. LEGAL PROCEEDINGS

Except as set forth below, we are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Public Offering Securities Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company; FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering; several other underwriters who participated in the initial public offering; Steven J. Snyder, the Company’s then president and chief executive officer; and Thomas M. Donnelly, the Company’s then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and was assigned to the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.  The action against the Company was thereafter coordinated with the other substantially similar class actions as In re Initial Public Offering Securities Litigation, 21 MC (SAS) (the “Coordinated Class Actions”).

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions and has scheduled a fairness hearing for April 24, 2006, to hear objections and to make a final determination whether to approve the settlement as fair, adequate and reasonable.  In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the Nasdaq National Market System on April 23, 1999 until September 3, 2004, when our common stock was delisted from the Nasdaq SmallCap Market following a determination by the Nasdaq Listing Qualifications Panel that the Company was a “public shell” and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company’s common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “NETP.PK”.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the NASDAQ prior to September 3, 2004 and the range of high and low bids for our common stock as reported by the OTC Pink Sheets Electronic Quotation Service on and after September 3, 2004. The quotes listed below, on and after September 3, 2004, reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range of Common Stock
	High	Low
2004
First Quarter	$0.43	$0.39
Second Quarter	$1.03	$0.41
Third Quarter	$0.92	$0.68
Fourth Quarter	$0.91	$0.72

2005
First Quarter	$0.86	$0.70
Second Quarter	$1.00	$0.62
Third Quarter	$1.14	$0.72
Fourth Quarter	$0.78	$0.60

2006
First Quarter (through March 13, 2006)	$0.75	$0.55

STOCKHOLDERS

As of March 15, 2006, there were 213 stockholders of record registered with our transfer agent, Wells Fargo Bank Minnesota, N.A. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In the table below we provide you with selected historical financial data of the Company, which should be read in conjunction with the financial statements and the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The statement of operations data for each of the years in the periods ended December 31, 2005, 2004, and 2003, and the balance sheet data at December 31, 2005 and 2004, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 are derived from audited financial statements not included in this report.

FIVE YEAR CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)

Statement of Operations Data
Revenues:
Product	$—	$405	$962	$1,703	$2,979
Service, maintenance and royalty	118	522	1,622	3,541	7,535
Total revenues	118	927	2,584	5,244	10,514
Cost of revenues:
Product	—	—	12	292	943
Service, maintenance and royalty	—	220	755	2,101	5,143
Total cost of revenues	—	220	767	2,393	6,086
Gross margin	118	707	1,817	2,851	4,428
Operating expenses:
Sales and marketing	—	—	1,347	4,550	15,215
Research and development	—	250	2,112	5,933	10,572
General and administrative	553	2,428	2,261	2,819	6,198
Lease abandonment expense	—	—	—	—	225
Restructuring related charges and impairments (1)	—	(7)	2,251	768	15,551
Gain on sale of patents	—	(1,800)	—	—	—
Amortization of intangibles	—	—	—	110	9,650
Impairment of goodwill and other intangibles (2)	—	—	—	6,546	75,298
Gain from litigation settlement	(223)	—	—	—	—
Total operating expenses	330	871	7,971	20,726	132,709
Loss from operations	(212)	(164)	(6,154)	(17,875)	(128,281)
Other income, net	419	103	861	1,141	4,483
Net income/(loss)	$207	$(61)	$(5,293)	$(16,734)	$(123,798)
Basic net income/(loss) per share	$0.01	$0.00	$(0.19)	$(0.61)	$(4.59)
Shares used in basic calculation	28,918	28,574	27,683	27,216	26,951
Diluted net income/(loss) per share	$0.01	$0.00	$(0.19)	$(0.61)	$(4.59)
Shares used in diluted calculation	33,438	28,574	27,683	27,216	26,951
Cash distributions paid (3)	$—	$—	$1.50	$—	$—
Balance Sheet Data
Cash and cash equivalents	$203	$14,444	$11,932	$62,959	$73,605
Marketable securities	14,659	—	—	—	—
Working capital	14,631	14,306	11,600	57,031	64,321
Total assets	15,195	14,723	12,803	65,796	88,878
Long-term liabilities, net of current portion	2,533	2,517	—	510	577
Total stockholders’ equity	12,308	12,028	11,635	58,342	75,407

(1)
In 2001, we incurred a restructuring related charge of $15.6 million, consisting of charges relating to facility consolidation and employee terminations, losses and estimated losses on the disposal of assets and other restructuring related charges. In 2002, we incurred a restructuring related charge of $768,000 consisting primarily of charges relating to employee terminations. In 2003, we incurred a restructuring related charge of $2.3 million, consisting of charges relating to facility consolidation, lease terminations and employee terminations. See Note 4 to the Consolidated Financial Statements.

(2)
At March 31, 2001, we performed an impairment assessment of the goodwill and other intangible assets recorded in connection with the acquisition of Knowledge Discovery One, Inc. (“KD1”). As a result of our review, we recorded a $75.3 million impairment charge to reduce goodwill and other intangible assets to their estimated fair values. At December 31, 2002, we performed an additional impairment assessment of the remaining goodwill and other intangible assets recorded in connection with the acquisition of KD1. As a result of our review, we recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value.

(3)
On September 2, 2003, we paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share. See Note 8 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate,” “project,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalent assets and marketable securities to enhance stockholder value following the sale of substantially all of our software business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed “Factors That May Affect Our Future Results” of Part I of this Report. We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Net Perceptions’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS CASH, CASH EQUIVALENT ASSETS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ALL OF OUR OPERATIONS OTHER THAN ADMINISTRATIVE FUNCTIONS HAVE BEEN SUBSTANTIALLY TERMINATED. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE YEAR ENDED DECEMBER 31, 2005 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements. Events occurring subsequent to the preparation of the consolidated financial statements may cause us to re-evaluate these policies.

Revenue Recognition. Our revenues were recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” We previously derived revenues from software licenses, software maintenance and professional services. Maintenance included telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services included project planning, implementation and testing, consulting, and ongoing customer support.

For software arrangements that included multiple software products, maintenance or services, we allocated the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined by vendor-specific objective evidence, were deferred and the remaining (residual) arrangement fee was recognized as software product revenue. For software arrangements in which we did not have vendor-specific objective evidence of undelivered elements, revenue was deferred until the earlier of when vendor-specific objective evidence was determined for the undelivered elements or when all elements for which we did not have vendor-specific objective evidence had been delivered.

Revenues from license fees were recognized when a non-cancelable agreement had been executed, the product had been shipped or electronically delivered, there were no uncertainties surrounding product acceptance, the fee was fixed or determinable and collection of the related receivable was considered probable. If the fee due from the customer was not fixed or determinable, revenues were recognized as payments became due from the customer. If we did not consider collection to be probable, then revenues were recognized when the fee was collected.

License revenues related to license terms of less than twenty-four months and were recognized ratably over the term of the license period. When we offered products and services on a hosted basis, up front set-up fees were deferred and recognized ratably over the estimated service period.

We recognized revenues allocable to maintenance ratably over the term of the agreement. We evaluated arrangements that included professional and/or data processing services to determine whether those services were essential to the functionality of other elements of the arrangement. If services were considered essential, revenues from the arrangement were recognized using contract accounting, generally on a percentage-of-completion basis. When we did not consider the professional services to be essential, we recognized the revenues allocable to the services as they were performed.

Revenue recognition rules for software companies are very complex. We followed specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affected the application of our revenue recognition policy.

The most significant judgments for revenue recognition typically involved whether there were any significant uncertainties regarding customer acceptance and whether collectibility could be considered probable. In addition, our transactions often consisted of multiple element arrangements that needed to be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

Allowance for doubtful accounts. We maintained allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers had deteriorated, resulting in an impairment of their ability to make payments, additional allowances were required.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table sets forth certain items in our statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product	0%	44%	37%
Service, maintenance and royalty	100	56	63
Total revenues	100	100	100
Cost of revenues:
Product	—	—	1
Service, maintenance and royalty	—	24	29
Total cost of revenues	—	24	30
Gross margin	100	76	70
Operating expenses:
Sales and marketing	—	—	52
Research and development	—	27	82
General and administrative	469	262	87
Restructuring related charges and impairments	—	(1)	87
Gain on sale of patents	—	(194)	—
Gain from litigation settlement	(189)	—	—
Total operating expenses	280	94	308
Loss from operations	(180)	(18)	(238)
Other income, net	355	11	33
Net income/(loss)	175%	(7)%	(205)%

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

THE COMPANY HAS TERMINATED ITS OPERATING ACTIVITIES AND IS NOW EVALUATING ALTERNATIVE WAYS TO REDEPLOY ITS ASSETS INTO NEW BUSINESSES. THE DISCUSSION BELOW IS THEREFORE NOT MEANINGFUL TO AN UNDERSTANDING OF FUTURE REVENUE, EARNINGS, OPERATIONS, BUSINESS OR PROSPECTS OF THE COMPANY FOLLOWING SUCH A REDEPLOYMENT OF ITS ASSETS.

REVENUES

Total revenues. Total revenues decreased 87% to $0.1 million for the year ended December 31, 2005 from $0.9 million in 2004. Total revenues decreased 64% to $0.9 million for the year ended December 31, 2004 from $2.6 million in 2003. Revenues from sales in the United States were $---0.1 million in 2005 compared to $0.9 million in 2004 and $2.3 million in 2003 representing 100%, 100% and 89% of total revenues, respectively. There were no revenues from international sales in 2004 or 2005, compared to $284,000, or 11% of total revenues, in 2003. As a result of the termination of our business and operations, we no longer maintain a direct sales force.

As described in this Item 7 under “Overview”, we are no longer actively marketing our products, and we do not expect that future revenues from these product or services related to these products, if any, will be significant.

Product revenues. Product revenues decreased 100% to $0 for the year ended December 31, 2005, compared to $405,000 for the year ended December 31, 2004. Product revenues declined 58% in 2004 from $962,000 in 2003. Product revenues comprised 0% of total revenues for 2005 compared to 44% and 37% for 2004 and 2003, respectively. We do not expect any product revenues for the foreseeable future.

Service, maintenance and royalty revenues. Service and maintenance revenues consisted primarily of professional and maintenance services. Our professional service revenues included business consulting, implementation support and educational services and were generally offered on a time and materials basis. Maintenance revenues were generally derived from annual service agreements and were recognized ratably over the term of the license agreement for our prior suite of software products. On April 1, 2004, we entered into an agreement with Tornago, Inc. to fulfill our existing prepaid customer support obligations. Royalty revenues are derived from resales of our product by Tornago, Inc. Service, maintenance and royalty revenues decreased 77% to $0.1 million for the year ended December 31, 2005 from $0.5 million for the year ended December 31, 2004. Service, maintenance and royalty revenues comprised 100% and 56% of total revenues for the year ended December 31, 2005 and 2004, respectively. We do not anticipate entering into additional service and maintenance agreements with customers as the Company terminated its revenue generating operations as discussed above. Therefore, we expect there will be no further service and maintenance revenues in 2006. The agreement with Tornago, Inc has the potential to generate royalty revenue through April 2006. After April 2006, we do not expect any royalty revenues for the foreseeable future.

COST OF REVENUES

Cost of product revenues. Cost of product revenues consisted primarily of the cost of royalties paid to third-party vendors and amortization of acquired technology costs. For the years ended December 31, 2005 and 2004, the cost of product revenues was zero. Cost of product revenues was $12,000 for the year ended December 31, 2003. Cost of product revenue in 2005, 2004 and 2003 represented 0%, 0% and 1% of the product revenues, respectively. As a result of the termination of the Company’s revenue generating operations in connection with its efforts to redeploy its assets as discussed earlier, we do not expect to incur costs of product revenues for the foreseeable future.

Cost of service and maintenance revenues. Cost of service and maintenance revenues consisted primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. Cost of service and maintenance revenues decreased 100% to $0 for the year ended December 31, 2005 from $220,000 for the year ended December 31, 2004. Cost of service and maintenance revenue decreased 71% in 2004 from $755,000 in 2003. Cost of service and maintenance revenue in 2005, 2004 and 2003 represented 0%, 42% and 47% of the related service and maintenance revenues, respectively. The decrease in cost of service and maintenance revenues in absolute dollars and as a percentage of revenues is primarily due to continued headcount reductions in our technical organization as a result of our restructuring efforts. As described above because we entered into a contract with Tornago to fulfill certain prepaid support obligations and in connection therewith terminated the employment of the remaining members of our engineering staff, we do not expect to incur further cost of service and maintenance revenues in 2006.

OPERATING EXPENSES

In the first quarter of 2003, we reduced our operating expenses through the closure of three remote offices and a reduction in workforce affecting 22 employees. On August 6, 2003, we reduced our workforce by an additional 12 employees. At December 31, 2003, we had nine full-time employees, which was determined to be the minimum number necessary at that time to serve customers, preserve the value of our intellectual property and administer our limited ongoing business affairs. In March 2004, we terminated the employment of the remaining members of our engineering staff. At December 31, 2005, we had six employees, two of whom are executive officers. As described in this Item 7 under “Overview”, we are no longer actively marketing our products and do not expect to incur any operating expenses in 2005 relating to sales and marketing of our products.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses decreased 100% to zero for the years ended December 31, 2005 and 2004 compared to $1.3 million recorded for the year ended December 31, 2003. Sales and marketing expenses were 0%, 0% and 52% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to headcount reductions as a result of our restructuring efforts and our decision to no longer actively market our products.

Research and development. Research and development expenses consisted primarily of salaries, other employee-related costs and consulting fees related to the development of our products. Research and development expenses decreased 100% to $0 for the year ended December 31, 2005 compared to $250,000 for the year ended December 31, 2004. Research and development expenses decreased 88% in 2004 compared to $2.1 million in 2003. Research and development expenses were 0%, 27% and 82% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in research and development expenses in absolute dollars is primarily due to continued headcount reductions as a result of our restructuring efforts and no future support of the products. As described above, we terminated the employment of the remaining members of our engineering staff effective March 31, 2004 and we do not expect to incur future research and development costs for the foreseeable future.

General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, provision for doubtful accounts and professional service fees. Current executive management did not receive salaries in 2004 or 2005, however, executive management was awarded compensation of $75,000 for the year ended December 31, 2005. General and administrative expenses decreased 77% to $0.6 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. The decrease in general and administrative expenses for the year ended December 31, 2005 was due to a reduction in personnel-related expenses, professional fees and insurance expense. This trend is consistent with management’s stated strategy to limit our expenditure rate, to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. General and administrative expenses include employee compensation, insurance and legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. General and administrative expenses increased 7% in 2004 compared to $2.3 million in 2003. General and administrative expenses were 469%, 262% and 87% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in general and administrative expenses in absolute dollars during the year ended December 31, 2004 was primarily due to the increased professional fees associated with the settlement or other resolution of our existing obligations and liabilities, the exploration of asset dispositions, and our continued consideration and evaluation of strategic alternatives.

Restructuring related charges and impairments. The Company did not incur any restructuring related charges or impairments for the year ended December 31, 2005. For the year ended December 31, 2004, the Company reduced its accrual by $7,000 relating to restructuring charges. During 2003, we continued instituting certain restructuring plans to better align our cost structure with our business outlook and general economic conditions that we started in 2001. Under the restructuring plans, we recorded restructuring related charges totaling $3.0 million. These amounts represented 0%, (1)% and 87% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. All restructuring related charges had been paid as of December 31, 2004.

Sale of patents. On March 31, 2004, we and Thalveg Data Flow, LLC, (“Thalveg”) executed an amendment to the patent purchase agreement which had been entered into on December 30, 2003, and we completed the sale of our patent portfolio provided for therein for a purchase price of $1.8 million in cash. The patent purchase agreement, as amended, includes a royalty-free, non-exclusive license back to us. The license is transferable, subject to certain restrictions applicable to the transferee relating to revenues that can be generated by products covered by the license. This transaction did not involve any of our other intellectual property rights or assets, including our proprietary software products. There was no comparable amount for the year ended December 31, 2005.

Gain from litigation settlement. In February 2005, the Company received $229,000 from the settlement of its lawsuit for a breach of contract claim with i2 Technologies Inc. The Company recorded the gain from this settlement in the first quarter of 2005. During the third and fourth quarters of 2005, the Company incurred $6,000 in additional costs associated with the litigation settlement.

Amortization of intangibles. The Company did not incur any amortization expense for the years ended December 31, 2005, 2004 and 2003, respectively. Goodwill and other intangible assets were written down to a zero value in the fourth quarter of 2002. Until a redeployment of assets occurs, the Company does not expect to incur any amortization expense.

Interest income. Interest income increased 164% to $0.5 million for the year ended December 31, 2005 from $0.2 million, for the year ended December 31, 2004. The increase in interest income was due to an increase in the interest rates we received on our cash, cash equivalent and marketable securities. Interest income decreased 72% to $0.2 million in 2004 compared to $0.6 million in 2003. The decrease in interest income for the period ended December 31, 2004 was due to lower levels of cash and cash equivalents to invest and lower interest rates.

Interest expense. Interest expense decreased 9% to $68,000 for the year ended December 31, 2005 compared to $75,000 for the year ended December 31, 2004. There was no comparable number during the year ended December 31, 2003. The decrease in interest expense was due to the beneficial conversion portion of the note to Olden Acquisition LLC being fully expensed during 2005. The increase in interest expense for the year ended December 31, 2004 was due to the issuance of long-term debt related to the investment in the Company in the second quarter of 2004 by Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders.

Other income. Other income consists of miscellaneous tax refunds partially offset by other miscellaneous expenses. Other income increased 451% to $33,000 for the year ended December 31, 2005 compared to $6,000 for the year ended December 31, 2004.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through December 31, 2005. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $120.9 million and research and development credit carry-forwards of approximately $151,000 at December 31, 2005. The net operating loss and research and development credit carry-forwards expire in 2011 through 2024 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

The following tables set forth quarterly unaudited financial data for 2005 and 2004, as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

 THREE MONTHS ENDED

	Dec. 31 2005	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004
	(Amounts in thousands, except per share amounts) (Unaudited)

Results of Operations:
Revenues:
Product	$—	$—	$—	$—	$—	$—	$51	$354
Service, maintenance and royalty	59	17	32	10	30	25	321	146
Total revenues	59	17	32	10	30	25	372	500
Cost of revenues:
Service, maintenance and royalty	—	—	—	—	4	11	103	102
Total cost of revenues	—	—	—	—	4	11	103	102
Gross margin	59	17	32	10	26	14	269	398
Operating expenses:
Research and development	—	—	—	—	—	—	—	250
General and administrative	276	108	109	60	332	170	898	1,028
Gain on sale of patents	—	—	—	—	—	—	—	(1,800)
(Gain)/loss from litigation settlement	1	5	—	(229)	—	—	—	—
Restructuring related charges and impairments	—	—	—	—	—	—	—	(7)
Total operating expenses	277	113	109	(169)	332	170	898	(529)
(Loss)/income from operations	(218)	(96)	(77)	179	(306)	(156)	(629)	927
Interest income	142	125	104	83	66	48	32	26
Interest expense	(13)	(13)	(15)	(27)	(27)	(26)	(22)	—
Other income (expense), net	(42)	2	49	24	(89)	41	29	25
Net (loss)/income	$(131)	$18	$61	$259	$(356)	$(93)	$(590)	$978
Basic net (loss)/income per share	$0.00	$0.00	$0.00	$0.01	$(0.01)	$(0.00)	$(0.02)	$0.03
Shares used in basic calculation	28,918	28,918	28,918	28,918	28,916	28,669	28,504	28,206
Diluted net (loss)/income per share	$0.00	$0.00	$0.00	$0.01	$(0.01)	$(0.00)	$(0.02)	$0.03
Shares used in diluted calculation	28,918	34,894	29,217	29,172	28,916	28,669	28,504	28,641

 THREE MONTHS ENDED

	Dec. 31 2005	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004
	(Unaudited)

Percentage of Total Revenues
Revenues:
Product	—%	—%	—%	—%	—%	—%	14%	71%
Service, maintenance and royalty	100	100	100	100	100	100	86	29
Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Service, maintenance and royalty	—	—	—	—	13	44	28	20
Total cost of revenues	—	—	—	—	13	44	28	20

Gross margin	100	100	100	100	87	56	72	80
Operating expenses:
Research and development	—	—	—	—	—	—	—	50
General and administrative	468	635	341	600	1,107	680	241	205
(Gain) on sale of patent rights	—	—	—	—	—	—	—	(360)
(Gain)/loss from litigation settlement	2	29	—	(2,290)	—	—	—	—
Restructuring related charges and impairments	—	—	—	—	—	—	—	(1)
Total operating expenses	470	664	341	(1,690)	1,107	680	241	(106)
(Loss)/income from operations	(370)	(564)	(241)	1,790	(1,020)	(624)	(169)	186
Interest income	241	735	325	830	220	192	9	5
Interest expense	(22)	(76)	(47)	(270)	(90)	(104)	(6)	─
Other income/(expense)	(71)	12	153	240	(297)	164	7	5
Net (loss)/income	(222)%	107%	190%	2,590%	(1,187)%	(372)%	(159)%	196%

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed operations primarily through the sale of equity securities. The Company’s cash and cash equivalents decreased to $0.2 million at December 31, 2005 from $14.4 million at December 31, 2004 due to a shift in the composition of the investment portfolio to investments with longer duration that are characterized as marketable securities instead of cash equivalents under accounting principles generally accepted in the United States. Marketable securities increased to $14.7 million at December 31, 2005 from zero at December 31, 2004. The overall combined increase of $0.4 million in cash and cash equivalents and marketable securities is primarily due to the i2 Technology litigation settlement and better interest yields on our investments offset by the liquidation of investments required to fund operating activities.

Cash provided by operations was $0.2 million for the twelve months ended December 31, 2005. The cash provided was primarily attributable to adjustments for non-cash expenses such as amortization of debt issuance costs and stock-based compensation, and an increase in accrued expenses offset by a an increase in prepaid and other current assets and non-cash amortization of discount on marketable securities. Cash provided by operations was $0.1 million for the twelve months ended December 31, 2004. The cash provided was primarily attributable to adjustments for non-cash expenses, decreases in accounts receivables and prepaids and other assets and increases in accrued liabilities and deferred revenue. We do not expect to receive any significant amounts of cash from future operations, and we expect that we will continue to incur public company administrative expenses, transaction costs and other ongoing costs that will constitute a material use of cash.

Cash used by investing activities was approximately $14.5 million during 2005. The cash was used for the purchase of marketable securities partially offset by the maturity of marketable securities. There was no cash provided by or used by investing activities for 2004.

There was no cash provided by or used by financing activities in 2005. Cash provided by financing activities during 2004 was attributable to the issuance of long-term debt and stock option exercises. Cash provided by financing activities was approximately $2.4 million during 2004.

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

There were no capital expenditures for the twelve months ended December 31, 2005, 2004 and 2003. As of December 31, 2005, we had no long-term commitments for capital expenditures and we do not anticipate entering into any further commitments for capital expenditures until our assets are redeployed.

CONTRACTUAL OBLIGATIONS

The Company had no contractual obligations and commercial commitments at December 31, 2005. The operating lease obligation for the vacated facility in San Francisco, California was terminated in August 2004.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). Accordingly, as of January 1, 2006, the Company plans on using the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2005, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described elsewhere in this report, we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates because all of our investments are in debt securities issued by the United States government. Our investments consist of U.S. Government Agency and Treasury Securities in order to preserve principal, liquidity and stabilize interest income. Therefore, due to the conservative nature of our investments, our future interest income sensitivity is limited.

We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NET PERCEPTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Net Perceptions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income/(loss) and of cash flows present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has curtailed substantially all of its business operations.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 31, 2006

NET PERCEPTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands, except per share amounts)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$203	$14,444
Marketable securities	14,659	—
Prepaid expenses and other current assets	123	40
Total current assets	14,985	14,484
Other assets	210	239
Total assets	$15,195	$14,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$354	$178
Total current liabilities	354	178
Note payable - related party (Note 7)	2,533	2,517
Total liabilities	2,887	2,695

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 29,348 and 29,282 shares issued and 28,918 and 28,574 outstanding at December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	234,400	234,350
Unearned stock compensation	(108)	(135)
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(221,982)	(222,189)
Total stockholders’ equity	12,308	12,028
Total liabilities and stockholders’ equity	$15,195	$14,723

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Product	$—	$405	$962
Service, maintenance and royalty	118	522	1,622
Total revenues	118	927	2,584
Cost of revenues:
Product	—	—	12
Service, maintenance and royalty	—	220	755
Total cost of revenues	—	220	767
Gross margin	118	707	1,817
Operating expenses:
Sales and marketing	—	—	1,347
Research and development	—	250	2,112
General and administrative	553	2,428	2,261
Gain from litigation settlement	(223)	—	—
Gain on sale of patents	—	(1,800)	—
Restructuring related charges and impairments	—	(7)	2,251
Total operating expenses	330	871	7,971

Loss from operations	(212)	(164)	(6,154)
Other income (expense):
Interest income	454	172	610
Interest expense	(68)	(75)	—
Other income	33	6	251
Total other income, net	419	103	861
Net income/(loss)	$207	$(61)	$(5,293)

Basic net income/(loss) per share	$0.01	$0.00	$(0.19)
Shares used in basic calculation	28,918	28,574	27,683

Diluted net income/(loss) per share	$0.01	$0.00	$(0.19)
Shares used in diluted calculation	33,438	28,574	27,683

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Unearned Stock	Accumulated	Total Stockholders’	Comprehensive Income/
	Shares	Amount	Capital	Income/ (Loss)	Compensation	Deficit	Equity	(Loss)

Balance, December 31, 2002	27,332	$2	$275,053	$122	$—	$(216,835)	$58,342
Exercise of stock options	801	—	894	—	—	—	894
Issuance of common stock under employee stock purchase plan	12	—	12	—	—	—	12
Change in unrealized loss on available-for-sale investments	—	—	—	(122)	—	—	(122)	$(122)
Cash distribution to stockholders	—	—	(42,198)	—	—	—	(42,198)
Net loss	—	—	—	—	—	(5,293)	(5,293)	$(5,293)
Balance, December 31, 2003	28,145	2	233,761	—	—	(222,128)	11,635	$(5,415)
Exercise of stock options	529	—	153	—	—	—	153
Discount on note payable related to beneficial conversion feature	—	—	56	—	—	—	56
Restricted stock grant and related compensation	608	—	380	—	(135)	——	245
Net loss	—	—	—	—	—	(61)	(61)	$(61)
Balance, December 31, 2004	29,282	2	234,350	—	(135)	(222,189)	12,028	$(61)
Restricted stock grant and related compensation	66	—	50	—	27	—	77
Change in unrealized loss on available-for-sale investments	—	—	—	(4)	—	—	(4)	$(4)
Net income	—	—	—	—	———	207	207	$207
Balance, December 31, 2005	29,348	$2	$234,400	$(4)	$(108)	$(221,982)	$12,308	$203

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$207	$(61)	$(5,293)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	484
Provision for doubtful accounts	—	(22)	(54)
Amortization of debt issuance costs	29	49	—
Amortization of discount on notes payable	16	40	—
Stock based compensation	77	245	—
Restructuring related charges and impairments	—	(7)	2,251
Amortization of (discount) premium on investments, net	(174)	—	183
Changes in assets and liabilities:
Accounts receivable	—	377	88
Prepaid expenses and other current assets	(83)	441	146
Other assets	—	35	690
Accounts payable	—	—	(52)
Accrued liabilities	176	(573)	(6,993)
Deferred revenue	—	(380)	(370)
Other liabilities	—	(30)	(510)
Net cash provided by (used in) operating activities	248	114	(9,430)

Cash flows from investing activities:
Purchases of short-term investments and marketable securities	(20,539)	—	(16,121)
Sales and maturities of short-term investments and marketable securities	6,050	—	39,046
Net cash (used in) provided by investing activities	(14,489)	—	22,925

Cash flows from financing activities:
Proceeds from issuance of stock under employee stock purchase plan	—	—	12
Proceeds from exercise of stock options and warrants, net of stock repurchases	—	153	894
Cash distribution to stockholders	—	—	(42,198)
Proceeds from issuance of convertible subordinate note, net of offering costs of $288	—	2,245	—
Net cash provided by (used in) financing activities	—	2,398	(41,292)

Net (decrease) increase in cash and cash equivalents	(14,241)	2,512	(27,797)
Cash and cash equivalents at beginning of year	14,444	11,932	39,729
Cash and cash equivalents at end of year	$203	$14,444	$11,932

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

1. Organization

Net Perceptions, Inc. (the “Company”) was incorporated in Delaware on July 3, 1996. The Company developed and marketed software solutions that enabled its customers to interact more intelligently with their customers. On April 21, 2004, we announced the simultaneous signing and closing of an investment into the Company by Olden Acquisition LLC, an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy our assets and use our cash, cash equivalent assets and marketable securities to enhance stockholder value.

The Company has curtailed substantially all of its business operations and at March 1, 2006 had six employees.

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Revenue recognition

The Company recognized revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” The Company derived revenues from software licenses, software maintenance, professional services and royalties. Maintenance included telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services included project planning and management, implementation and testing, data analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support. Royalty revenues are derived from resales of our product by Tornago, Inc.

For software arrangements that included multiple elements (e.g., software products, and/or maintenance or services), the Company allocated the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and service elements, as determined by vendor-specific objective evidence, was deferred and the remaining (residual) arrangement fee was recognized as software product revenue. In software arrangements in which the Company did not have vendor-specific objective evidence of undelivered elements, revenue was deferred until the earlier of when vendor-specific objective evidence was determined for the undelivered elements or when all elements had been delivered.

Revenues from license fees were recognized when a non-cancelable agreement had been executed, the product had been shipped or electronically delivered, there were no uncertainties surrounding product acceptance, the fee was fixed or determinable and collection of the related receivable was considered probable. If the fee due from the customer was not fixed or determinable, revenues were recognized as payments became due from the customer. If the Company did not consider collection to be probable, then revenues were recognized when the fee was collected.

License revenues which related to license terms with less than twenty-four months were recognized ratably over the term of the license period. When the Company offered products and services on a hosted basis, up front set-up fees were deferred and recognized ratably over the estimated service period.

Revenues allocable to maintenance were recognized ratably over the term of the agreement. The Company evaluated arrangements that included professional and/or data processing services to determine whether those services were essential to the functionality of other elements of the arrangement. If professional services were considered essential, revenues from the arrangement were recognized using contract accounting, generally on a percentage-of-completion basis. When the Company did not consider the professional services to be essential, revenues allocable to the services were recognized as they were performed.

Under general contract terms, the Company included an indemnification clause in its software licensing agreement that indemnified the licensee against liability and damages arising from any claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The Company had incurred insignificant costs as a result of this type of indemnification clause and the Company did not maintain a product warranty liability related to such indemnification clauses.

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to credit risk consisted primarily of accounts receivable. The Company granted credit to customers in the ordinary course of business. Total revenues for 2005 were comprised of royalty revenue from one party. Three customers accounted for 54%, 11% and 6% of total revenues for 2004. For the periods ended December 31, 2005 and 2004, respectively, there was no outstanding accounts receivable.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $0.2 million and $14.4 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2005 and 2004, respectively.

Marketable securities

Marketable securities for the period ended December 31, 2005 consist of government notes and bonds. The Company accounts for its marketable securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of stockholders’ equity until realized. At December 31, 2005, marketable securities had a fair market value of $14.7 million with an amortized cost of $14.7 million and unrealized loss of $4,000. The maturities of all securities are less than 12 months at December 31, 2005.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accrued liabilities and note payable, approximate their fair values at December 31, 2005 and 2004.

Other assets

Other assets consist primarily of costs associated with the issuance of long-term debt related to the investment in the Company by Olden Acquisition LLC in the second quarter of 2004.

Research and development

Research and development expenditures, which included software development costs, were expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” required the capitalization of certain software development costs once technological feasibility was established, which the Company defined as the completion of a working model. The period between achieving technological feasibility and the general availability of such software had been short and software development costs qualifying for capitalization were insignificant. Accordingly, the Company did not capitalize any software development costs.

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

Earnings per share

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

The diluted net income (loss) per share computation for the year ended December 31, 2005, includes the impact of 299 potential common shares from the exercise of stock options and restricted stock awards and 4,221 potential common shares from the convertible note all of which were dilutive. Shares used in the diluted net income (loss) per share computation for the year ended December 31, 2004 exclude the impact of 367 potential common shares from the exercise of stock options and restricted stock which were anti-dilutive. Shares used in the diluted net income (loss) per share computation for the year ended December 31, 2003 exclude the impact of 2,029 potential common shares from the exercise of stock options which were anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net loss and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt securities, be separately classified in the financial statements. Such disclosures are included in the accompanying consolidated statements of stockholders’ equity and comprehensive income/(loss).

Stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a change to the fair based-value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company has elected to follow the guidance of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period.

The following table shows the effect on net loss and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option pricing model is assumed to be amortized to expense over the option’s vesting periods (in thousands, except per share amounts):

	Year Ended December 31
	2005	2004	2003

Net income/(loss), as reported	$207	$(61)	$(5,293)
Add: Stock-based employee compensation expense included in reported net income/(loss)	77	245	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(96)	(277)	(1,274)
Pro forma net income/(loss)	$188	$(93)	$(6,597)
Basic net income/(loss) per share:
As reported	$0.01	$0.00	$(0.19)
Pro forma	$0.01	$0.00	$(0.24)
Diluted net income/(loss) per share:
As reported	$0.01	$0.00	$(0.19)
Pro forma	$0.01	$0.00	$(0.24)

Compensation expense for pro forma purposes is reflected over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0% for option grants in all years; risk-free interest rates of 4.0%, 3.0% and 3.0%; expected lives of five years for option grants in all years; and volatility factors of 57%, 50% and 50%. The weighted-average fair value of options adjustments during 2005, 2004 and 2003 using the Black-Scholes option-pricing model was $0.37, $0.31 and $0.16 per share, respectively.

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). Accordingly, as of January 1, 2006 the Company uses the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure.

3. Marketable securities

As of December 31, 2005, and 2004, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

At December 31, 2005, marketable securities consisted of government notes and bonds with a fair market value of $14.7 million. The amortized cost of marketable securities at December 31, 2005 was $14.7 million with an unrealized loss of $4,000.

The maturities of all securities are less than 12 months at December 31, 2005.

4. Financial statement components

Certain balance sheet components consist of the following:

Rollforward of the allowance for doubtful accounts:

Balance, December 31, 2002	$85
Provision	(54)
Write-offs	(3)
Recoveries	2
Balance, December 31, 2003	30
Provision	(22)
Write-offs	(8)
Recoveries	—
Balance, December 31, 2004	—
Provision	—
Write-offs	—
Recoveries	—
Balance, December 31, 2005	$—

Accrued liabilities include the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Accounts payable	$46	$—
Accrued compensation, benefits and commissions	100	—
Interest payable	87	35
Accrued professional services	67	105
Accrued franchise taxes	44	—
Other	10	38
	$354	$178

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

As of December 31, 2005, the Company had no outstanding lease obligations.

The following table presents a summary of the restructuring related activities and accrued restructuring charges as of December 31, 2005:

	Lease Commitments and Related Items	Employee Severance and Termination Costs	Subtotal	Fixed Asset Disposals and Other Costs	Total
Accrued Restructuring as of December 31, 2002	$4,554	$70	$4,624	$48	$4,672
Restructuring Related Charges and Impairments	1,249	589	1,838	413	2,251
Restructuring Payments	(8,094)	(652)	(8,746)	(51)	(8,797)
Sublease Income and Proceeds from the Sale of Fixed Assets	1,832	—	1,832	165	1,997
Non Cash Asset Disposals and Deferred Rent Write-Off	489	—	489	(575)	(86)
Accrued Restructuring as of December 31, 2003	30	7	37	—	37
Restructuring Payments	(30)	—	(30)	—	(30)
Restructuring Related (Reversal)	—	(7)	(7)	—	(7)
Accrued Restructuring as of December 31, 2004	—	—	—	—	—
Restructuring Payments	—	—	—	—	—
Restructuring Related (Reversal)	—	—	—	—	—
Accrued Restructuring as of December 31, 2005	$—	$—	$—	$—	$—

6. Income taxes

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $120,900 and research and development credit carry-forwards of $151 at December 31, 2005. The net operating loss and research and development credit carry-forwards expire in 2011 through 2024, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Future tax benefits have not been recognized in the financial statements, as their utilization is considered uncertain based on the weight of available information.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carry-forwards	$43,511	$43,273
Research and development credit carry-forwards	151	151
Accrued vacation and other current liabilities	114	12
Total deferred tax assets	43,776	43,436
Valuation allowance	(43,776)	(43,436)
Total net deferred income taxes	$—	$—

7. Note Payable

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2,533 before transaction costs of $288. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder.

8. Stockholders’ equity

The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2005, the total number of shares that the Company was authorized to issue was 105,000 shares, of which 100,000 were common stock and 5,000 were preferred stock. On August 6, 2003, the Company announced a cash distribution to stockholders of $1.50 per share, payable on September 2, 2003 to stockholders of record as of August 18, 2003. On September 2, 2003, the Company distributed $42,198 to the common stockholders that was reflected as a reduction of additional paid in capital.

Stock option plans

In April 2000, the Company’s board of directors adopted the 2000 Stock Plan (the “2000 Plan”), which provides for the issuance of non-qualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. The total number of options available for future grants under the 2000 Plan was 447 at December 31, 2005. Stock options granted under the 2000 Plan typically vest over four years and generally expire ten years from the date of grant.

In February 1999, the Company’s board of directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and non-qualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2003, 1,000 options were granted under the 1999 Plan. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the 1999 Plan will, in accordance with the terms of the 1999 Plan, be increased automatically by the lesser of 5% of the total number of common shares then outstanding or 1,500 shares. Accordingly, the number of shares of common stock reserved for issuance under the 1999 Plan increased by 0 and 1,356 shares in 2003 and 2002, respectively. The total number of options available for future grants under the 1999 Plan was 2,524 at December 31, 2002. Stock options granted under the 1999 Plan typically vest over four years and generally expire ten years from the date of grant.

In February 1999, the Company’s board of directors adopted the 1999 Non-Employee Director Option Plan (the “1999 Non-Employee Plan”) under which non-qualified stock options are granted to non-employee directors of the Company. The 1999 Non-Employee Plan was amended and restated in April 2001. Under the 1999 Non-Employee Plan, 60, 195, and 30 options were granted in fiscal year 2003, 2002 and 2001, respectively. As of December 31, 2003, 0 options were available for future grant under the 1999 Non-Employee Plan. Stock options granted under the 1999 Non-Employee Plan to a director upon his or her initial election or appointment typically become exercisable over a two-year period after issuance and expire ten years from the date of grant. Stock options granted under the 1999 Non-Employee Plan to a director at each annual meeting of the Company’s stockholders typically are immediately exercisable and expire ten years from the date of grant.

The Company’s 1996 stock option plan (the “1996 Plan”) provides for the issuance of both incentive and non-qualified stock options to employees. The incentive options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant, subject to certain repurchase rights held by the Company. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Stock options granted under the 1996 Plan are immediately exercisable but are subject to certain discretionary repurchase rights by the Company (all of which rights have expired with respect to options outstanding under the 1996 Plan), and generally expire ten years from the date of grant. Upon adoption of the 1999 Plan, the Company ceased granting options under the 1996 Plan.

Stock compensation expense recorded in the functional expense categories within operating expenses in 2005, 2004 and 2003, was allocated as follows:

	2005	2004	2003

General and administrative	$77	$245	$—
	$77	$245	$—

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

A summary of activity of the Company’s stock option plans is presented below:

	Years Ending December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	188	$0.59	2,029	$1.83	2,757	$3.26
Granted	165	0.71	150	0.66	61	1.63
9/3/03 pre-adjustment options	—	—	—	—	(870)	1.51
9/3/03 post-adjustment options	—	—	—	—	3,715	0.32
Exercised	—	—	(529)	0.29	(801)	1.12
Forfeited	(32)	0.35	(1,462)	2.43	(2,833)	1.54
Outstanding at end of year	321	$0.68	188	$0.59	2,029	$1.83
Vested and exercisable	81	$0.63	79	$0.49	847	$3.86

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$0.23 — $0.23	6	5.25	$0.23	6	$0.23
$0.48 — $0.48	50	8.31	0.48	25	0.48
$0.69 — $0.69	100	9.86	0.69	0	0.69
$0.74 — $0.75	165	8.70	0.74	50	0.74

Total	321	8.94	$0.68	81	$0.63

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

Restricted stock

On April 1, 2005, the Company granted restricted stock to Nigel Ekern, the Company’s Chief Administrative Officer, in the amount of 66 shares of the Company’s common stock under the Company’s incentive plans, vesting over three years. The fair value of $50 for the restricted stock will be amortized over the three-year vesting period. The Company recorded total compensation expense of $77 relating to the restricted stock grants for the year ended December 31, 2005.

On April 21, 2004, the Company granted restricted stock to Nigel Ekern, the Company’s Chief Administrative Officer, and Gray Hudkins, formerly the Company’s Director of Corporate Development, in the amount of 364 and 243 shares, respectively, of the Company’s common stock under the Company’s incentive plans, vesting over three years. The fair value of $292 for the restricted stock will be amortized over the three-year vesting period. On October 1, 2004, Gray Hudkins resigned and the Company accelerated the vesting of his restricted stock grant resulting in additional compensation expense of $88 as well as immediate expensing of the remaining unamortized balance of the original grant. The Company recorded total compensation expense of $245 relating to restricted stock grants during the year ended December 31, 2004.

9. Commitments and contingencies

Operating leases

The Company had entered into operating lease commitments for its office space. In connection with the restructuring described in Note 5, the Company had terminated all of its office leases as of December 31, 2004.

Our corporate headquarters is currently located in Stamford, Connecticut, where we occupy space made available to us at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders. This arrangement is subject to termination at any time.

Rent expense totaled $0, $7 and $300 for the years ended December 31, 2005, 2004 and 2003, respectively.

Contingencies

Except as set forth below, we are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Public Offering Securities Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company; FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering; several other underwriters who participated in the initial public offering; Steven J. Snyder, the Company’s then president and chief executive officer; and Thomas M. Donnelly, the Company’s then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and was assigned to the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.  The action against the Company was thereafter coordinated with the other substantially similar class actions as In re Initial Public Offering Securities Litigation, 21 MC (SAS) (the “Coordinated Class Actions”).

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions and has scheduled a fairness hearing for April 24, 2006, to hear objections and to make a final determination whether to approve the settlement as fair, adequate and reasonable.  In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

10. Segment data

The Company viewed its previous operations and managed its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In addition, the Company does not allocate operating expenses to any segments, nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

Sales to customers located outside of the United States totaled 0%, 0% and 11% of total revenues in 2005, 2004 and 2003, respectively. International sales to customers in any one individual foreign country did not exceed 10% of total revenues in 2003. As of December 31, 2005, the Company had no international assets.

11. Related Party Transactions

We occupy space made available to us at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders. This arrangement can be terminated at any time. In connection with the consummation of an asset redeployment transaction, it is expected that management and/or Kanders & Company, Inc. will be awarded cash and/or equity compensation based upon the completion of the redeployment transaction.

During the year ended December 31, 2005, the Company reimbursed Clarus Corporation (“Clarus”“) and aggregate of $34,600 for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Clarus.

In December 2000, the Company entered into a full recourse secured promissory note and security agreement with an officer of the Company. Under the terms of the agreement, up to $300 could be loaned to the officer prior to April 15, 2001 solely to pay federal income tax owed by the officer in connection with the officer’s exercise in March 2000 of an option to purchase shares of the Company’s stock. Amounts outstanding under the note bear interest at 8% per annum and were partially secured by 33,000 shares of the Company’s stock held by the officer and pledged to the Company. On April 11, 2001, $258 was loaned to the officer to pay alternative minimum tax relating to the option exercise under the terms of the note. Principal and interest owed by the officer were to be forgiven if the officer’s employment was terminated other than voluntarily or for cause, or if there was a change in control of the Company as defined in the agreement. Additionally, one-third of the original principal and accrued interest were to be forgiven for each year that the officer remained continuously employed by the Company subsequent to April 2001. Otherwise, principal and accrued interest were to be payable by the officer in April 2004. The principal balance of the loan was amortized to expense ratably over the term of the agreement commencing in April 2001. As of April 1, 2004, the note was completely forgiven in accordance with its terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Administrative Officer and Controller concluded that the Company’s disclosure controls and procedures as of December 31, 2005 are effective.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Election of Directors” in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.netperceptions.com, our Internet website, at the tab “Corporate Governance”. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal Stockholders” in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity plans as of December 31, 2005:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights
 (C)
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	320,621	$0.68	2,028,637 (1)
Equity compensation plans not approved by security holders (2)	0	$0.00	490,043

Total	320,621	$0.68	2,518,680

(1)
In addition to stock options, awards under our 1999 Equity Incentive Plan (the “1999 Plan”) may take the form of restricted stock, stock appreciation rights and stock units as specified in such plan. If such awards are granted, they will reduce the number of shares of common stock available for issuance pursuant to future stock option awards. 674,955 shares of restricted stock have been issued from the “1999 Plan” in 2004 and 2005 and therefore reduced the number of shares common stock available for future issuance.

(2)
The Company’s 2000 Stock Plan (the “2000 Plan”) was adopted by the Board effective April 20, 2000. The Company has reserved 500,000 shares of common stock for issuance under the “2000 Plan”. Nonstatutory options and restricted stock awards may be granted under the 2000 Stock Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The purchase price for newly issued restricted shares awarded under the 2000 Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. Outstanding options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2000 Stock Plan at any time. The 2000 Stock Plan will continue in effect indefinitely unless the Board decides to terminate it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 18.

2.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required. The information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto included in this report.

3.	The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
2.1	Patent Purchase Agreement, dated December 30, 2003, between Thalveg Data Flow LLC and Net Perceptions, Inc., as amended on March 31, 2004 (1)
3.1(a)	Amended and Restated Certificate of Incorporation (2).
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (3).
3.2	Amended and Restated Bylaws as amended through August 5, 2003 (4).
4.1	Amended and Restated Investor’s Rights Agreement, dated December 18, 1997, among Net Perceptions, Inc. and the investors and founders named therein, as amended (2).
4.2	Specimen common stock certificate (2).
4.3	Specimen common stock certificate (including Rights Agreement Legend) (5).
4.4	Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (6).
4.5	Amendment No. 1 to Rights Agreement dated as of December 22, 2003 (7).
4.6	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.4 hereto) (6).
4.7	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto) (6).
10.1*	Form of Indemnification Agreement entered into between Net Perceptions, Inc. and its directors and officers (2).
10.2*	1996 Stock Plan (2).
10.3*	1999 Equity Incentive Plan (2).
10.4*	Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001 (8).
10.5*	Employee Stock Purchase Plan (2).
10.8*	2000 Stock Plan (9).
10.9*	Change in Control Severance Plan and Summary Plan Description (2).
10.10*	2% Convertible Subordinated Note Due April 21, 2014 (10)
10.11*	Form of Net Perceptions, Inc. 1999 Equity Incentive Plan Stock Option Agreement (11)
10.12*	Form of Net Perceptions, Inc. 2000 Stock Plan Stock Option Agreement (11)
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed April 1, 2004.
(2)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).
(3)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.
(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.
(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.
(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001.
(7)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed December 23, 2003.
(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.
(9)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
(10)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.
(11)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

(b)	The exhibits are listed in Item 15. (a)(3) above.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET PERCEPTIONS, INC.

Date: Date: March 31, 2006	By:	/s/ NIGEL P. EKERN
Nigel P. Ekern
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2006.

Signature	Title

/s/ NIGEL P. EKERN	Chief Administrative Officer (Principal Executive Officer)
Nigel P. Ekern

/s/ SUSAN LUCKFIELD	Controller (Principal Financial Officer)
Susan Luckfield

/s/ WARREN B. KANDERS	Executive Chairman of the Board of Directors
Warren B. Kanders

/s/ GIANMARIA C. DELZANNO	Director
Gianmaria C. Delzanno

/s/ DAVID A. JONES	Director
David A. Jones

/s/ NICHOLAS SOKOLOW	Director
Nicholas Sokolow

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-60286, 333-77219, 333-30464, 333-42964, 333-89464 and 333-104468) of Net Perceptions, Inc. of our report dated March 31, 2006 relating to the consolidated financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 31, 2006