Form 10-Q
period 2006-03-31
NET PERCEPTIONS INC
filed 2006-05-15
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO☒

As of May 10, 2006, there were outstanding 29,113,275 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$199	$203
Marketable securities	14,746	14,659
Prepaid expenses and other current assets	93	123
Total current assets	15,038	14,985

Other assets	232	210
Total assets	$15,270	$15,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable & accrued liabilities	381	354
Total current liabilities	381	354
Note payable	2,533	2,533
Total liabilities	2,914	2,887

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	234,282	234,400
Unearned stock compensation	--	(108)
Accumulated other comprehensive loss	(7)	(4)
Accumulated deficit	(221,921)	(221,982)
Total stockholders’ equity	12,356	12,308
Total liabilities and stockholders’ equity	$15,270	$15,195

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Service, maintenance and royalties	$19	$10
Total revenues	19	10
Cost of revenues:
Service and maintenance	--	--
Total cost of revenues	--	--

Gross margin	19	10

Operating expenses:
General and administrative	88	60
Gain on litigation settlement	--	(229)
Total operating expenses	88	(169)

Operating income	(69)	179

Other income (expense):
Interest income	159	83
Interest expense	(13)	(27)
Other (expense) income	(16)	24
Total other income, net	130	80
Net income	$61	$259
Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Shares used in computing basic and diluted net income per share:
Basic	28,992	28,918
Diluted	34,810	29,172

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$61		$259
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization of discount on investments, net	(120)		--
Amortization of debt issuance costs	8		7
Amortization of discount on notes payable	--		14
Stock based compensation	26		15
Changes in assets and liabilities:
Accounts receivable	--		(5)
Prepaid expenses and other current assets	30		(52)
Accounts payable & accrued liabilities	(9)		17
Other assets	(30)		--
Net cash (used in) provided by operating activities	(34)		255

Cash flows from investing activities:
Purchase of marketable securities	(11,620)		--
Proceeds from the sales of marketable securities	11,650		--
Net cash provided by investing activities	30		--

Cash flows from financing activities:
Net cash provided by financing activities	--		--

Net (decrease) increase in cash and cash equivalents	(4)		255
Cash and cash equivalents at beginning of period	203		14,444
Cash and cash equivalents at end of period	$199		$14,699

SUPPLEMENTAL DISCLOSURE:
Deferred compensation	$5		$15
Restricted stock	$(36)	$	---
Cash paid for taxes	$5		$3

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to make a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items unless otherwise noted. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Note 2. Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three-month period ended March 31, 2006. As of March 31, 2006, there were 218 unvested shares and compensation expense of $5 recognized from these unvested stock options. The remaining compensation expense for these unvested options is $84 as of the quarter ended March 31, 2006. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each option grant during the three months ended March 31, 2005 is estimated on the date of grant with the following weighted-average assumptions:

Expected life of option	5 years
Dividend yield	0.0%
Volatility	57.0%
Risk free interest rate	4.0%

The weighted average fair value of options granted during the three months ended March 31, 2005 is as follows:

Fair value of each option grant	$0.39
Total number of options granted	65
Total fair value of all options granted	$25

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a one- to three-year period from the date of grant. The outstanding options generally expire ten years from date of grant or upon retirement from the Company and are contingent upon continued employment during the applicable ten-year period. The following assumptions were utilized under FAS 123R for the outstanding options as of March 31, 2006:

March 31, 2006

Expected life of options	5.65 years
Dividend yield	0.0%
Volatility	52.8%
Risk free interest rate	3.4%
Fair value of each option grant	$0.28

The following table shows what the effect on net income and income per share if the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three-month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

Net income, as reported	$259
Add: Stock-based employee compensation expense included in reported net income	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20)
Pro forma net income	$254
Net income per share:
Basic
As reported	$0.01
Pro forma	$0.01
Diluted
As reported	$0.01
Pro forma	$0.01

A summary of the status of stock option grants as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	321	$0.68
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at March 31, 2006	321	$0.68

Options exercisable at March 31, 2006	102	$0.67

The following table summarizes information about stock options outstanding as of March 31, 2006:

				Weighted
Exercise Price			Remaining Life	Average
Range	Outstanding	Exercisable	In Years	Exercise Price
$0.23	6	6	5.00	$0.23
$0.48	50	25	8.06	$0.48
$0.69	100	--	9.61	$0.69
$0.74 - $0.75	165	93	8.45	$0.74

Total	321	102	8.03	$0.67

Remaining non-exercisable options as of March 31, 2006, become exercisable as follows:

Remainder of 2006	108
2007	55
2008	56

The fair value of unvested shares is determined based on the market price of our shares on the grant date.

Note 3. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and restricted stock awards and a convertible note. Shares used in the diluted net income per share for the three months ended March 31, 2006 and 2005, exclude the impact of 265 and zero potential common shares from exercise of stock options, respectively, which were anti-dilutive.

	Three Months Ended
	March 31,
	2006	2005
Basic earnings per share calculation:
Net income	$61	$259
Weighted average common shares - basic	28,992	28,918
Basic net income per share	$0.00	$0.01

Diluted earnings per share calculation:
Net income	$61	$259
Weighted average common shares - basic	28,992	28,918
Effect of dilutive stock options	14	46
Effect of convertible note	5,628	--
Effect of restricted stock awards	176	208
Weighted average common shares - diluted	34,810	29,172
Diluted net income per share	$0.00	$0.01

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. A fairness hearing took place April 24, 2006, but the Court has not yet made a final determination whether to approve the settlement as fair, adequate and reasonable.  In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

Note 5. Income Taxes

The Company has incurred significant operating losses for all periods from inception through March 31, 2006. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $120,700 and research and development credit carry-forwards of $151 at March 31, 2006. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

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

Note 8. Related Party Transactions

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

Certain telecommunication, professional and general office expenses are incurred on behalf of Net Perceptions by Clarus Corporation (“Clarus”). Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Clarus Corporation. Such expenses aggregated less than $1 during the quarter ended March 31, 2006 and $4 during the quarter ended March 31, 2005.

As of March 31, 2006, the Company had no outstanding payables to Clarus Corporation. As of March 31, 2005, the Company had outstanding payables of $4 to Clarus. The outstanding amount was paid by Net Perceptions in April 2005.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalent assets and marketable securities to enhance stockholder value and the risks and uncertainties as set forth in "Factors That May Affect Our Future Results" found in Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS CASH, CASH EQUIVALENT ASSETS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ALL OF OUR OPERATIONS OTHER THAN ADMINISTRATIVE FUNCTIONS HAVE BEEN TERMINATED. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE-MONTH PERIOD ENDED MARCH 31, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS. FOR A DISCUSSION OF RISKS RELATING TO NET PERCEPTIONS, INC. AND OWNERSHIP OF OUR COMMON STOCK, PLEASE SEE THE DISCUSSION UNDER PART 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  There were no changes to these accounting policies during the quarter ended March 31, 2006 except for the adoption of FAS 123R.

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three-month period ended March 31, 2006. As of March 31, 2006, there were 218 unvested shares and compensation expense of $5 recognized from these unvested stock options. The remaining compensation expense for these unvested options is $84 as of the quarter ended March 31, 2006. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three months ended 2005 is estimated on the date of grant with the following weighted-average assumptions:

Expected life of option	5 years
Dividend yield	0.0%
Volatility	57.0%
Risk free interest rate	4.0%

The weighted average fair value of options granted during the three months ended March 31, 2005 is as follows:

Fair value of each option grant	$0.39
Total number of options granted	65
Total fair value of all options granted	$25

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a one- to three-year period from the date of grant. The outstanding options generally expire ten years from date of grant or upon retirement from the Company and are contingent upon continued employment during the applicable ten-year period. The following assumptions were utilized under FAS 123R for the outstanding options as of March 31, 2006:

March 31, 2006

Expected life of options	5.65 years
Dividend yield	0.0%
Volatility	52.8%
Risk free interest rate	3.4%
Fair value of each option grant	$0.28

The following table shows what the effect on net income and income per share if the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three-month period ended

March 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

Net income, as reported	$259
Add: Stock-based employee compensation expense included in reported net income	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20)
Pro forma net income	$254
Net income per share:
Basic
As reported	$0.01
Pro forma	$0.01
Diluted
As reported	$0.01
Pro forma	$0.01

A summary of the status of stock option grants as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	321	$0.68
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at March 31, 2006	321	$0.68

Options exercisable at March 31, 2006	102	$0.67

The following table summarizes information about stock options outstanding as of March 31, 2006:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$0.23	6	6	5.00	$0.23
$0.48	50	25	8.06	$0.48
$0.69	100	--	9.61	$0.69
$0.74 - $0.75	165	93	8.45	$0.74

Total	321	102	8.03	$0.67

Remaining non-exercisable options as of March 31, 2006, become exercisable as follows:

Remainder of 2006	108
2009	55
2010	56

The fair value of unvested shares is determined based on the market price of our shares on the grant date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Service, maintenance and royalties	100%	100%
Total revenues	100	100
Cost of revenues:
Service and maintenance	--	--
Total cost of revenues	--	--

Gross margin	100	100

Operating expenses:
Gain on litigation settlement	--	(2,290)
General and administrative	463	600
Total operating expenses	463	(1,690)

Operating income	(363)	1,790

Interest income	837	830
Interest expense	(68)	(270)
Other (expense) income, net	(84)	240
Net income	321%	2,590%

REVENUES

Total revenues. Total revenues increased 90% to $19,000 for the three months ended March 31, 2006 from $10,000 for the same period in 2005. Revenues in the United States were $19,000 in the first quarter of 2006 compared to $10,000 in the same period of 2005, representing 100% and 100% of total revenues, respectively. There were no revenues from international sales in the first quarter of 2006 or 2005. As a result of the downsizing of our business and operations, we no longer maintain a direct sales force and there currently is no sales generating activity.

As described above in this Item 2 under “Overview”, we are no longer actively marketing our products, and we do not expect that future revenues from these products or services related to these products, if any, will be significant.

Service, maintenance and royalty revenues. Service and maintenance revenues consisted primarily of professional and maintenance services. Our professional service revenues included business consulting, implementation support, and educational services and were generally offered on a time and materials basis. Maintenance revenues were generally derived from annual service agreements and were recognized ratably over the term of the agreement. On April 1, 2004, we entered into an agreement with Tornago, Inc. to fulfill our existing prepaid customer support obligations. Royalty revenues are derived from resales of our product by Tornago, Inc. Service, maintenance and royalty revenues increased 90% to $19,000 for the quarter ended March 31, 2006 compared to $10,000 for the same period of 2005. Royalty revenues comprised 100% and 100% of total revenues for the quarters ended March 31, 2006 and 2005, respectively. We do not anticipate entering into additional service and maintenance agreements with customers as the Company terminated its revenue generating operations as discussed above. Therefore, we expect there will be no service and maintenance revenues in 2006. The agreement with Tornago, Inc. has the potential to generate royalty revenue through April 2006.

COST OF REVENUES

Cost of service and maintenance revenues. Cost of service and maintenance revenues consisted primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. As we had no service and maintenance revenues in the quarters ended March 31, 2006 and 2005, cost of service and maintenance revenues for both quarters was zero. We do not expect to incur costs of product revenues for the foreseeable future.

OPERATING EXPENSES

At March 31, 2006, we had six employees, two of whom are executive officers. As described in this Item 2 under "Overview", we are no longer actively marketing our products and do not expect to incur any operating expenses in 2006 relating to sales and marketing of our products.

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

General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs and professional service fees and expenses. General and administrative expenses increased 47% to $88,000 for the period ended March 31, 2006 compared to $60,000 for the period ended March 31, 2005. General and administrative expenses were 463% and 600% of total revenue for the periods ended March 31, 2006 and 2005, respectively. The increase in general and administrative expenses for the period ended March 31, 2006 was primarily due to salaries for current management, deferred compensation and professional fees and expenses. Although we expect personnel-related and other general and administrative expenses to remain stable in 2006 compared to the previous year, continued high levels of outside professional fees, and other costs associated with continuing as a public reporting company, such as directors and officers liability insurance, may offset some of these decreases.

Gain on litigation settlement.  In February 2005, the Company received $229,000 from the settlement of its lawsuit for a breach of contract claim with i2 Technologies Inc. The Company recorded the gain on this settlement in the first quarter of 2005. There is no comparable gain for the first quarter of 2006.

Interest income. Interest income increased to $159,000 for the quarter ended March 31, 2006 from $83,000, in the quarter ended March 31, 2005. The increase in interest income was due to an increase in the interest rates we received on our cash and cash equivalents and marketable securities.

Interest expense Interest expense decreased to $13,000 for the quarter ended March 31, 2006 from $27,000, in the quarter ended March 31, 2005. The decrease in interest expense was due to the beneficial conversion portion of the note to Olden Acquisition LLC being fully expensed during 2005.

Other income (expense) Other income (expense) consists of miscellaneous non-income based tax expenses partially offset by other miscellaneous income. Other income (expense) decreased 33% to $16,000 for the period ended March 31, 2006 compared to $24,000 for the period ended March 31, 2005.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through March 31, 2006. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $120.7 million and research and development credit carry-forwards of $151,000 at March 31, 2006. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of equity securities. The Company's cash and cash equivalents remained stable at $199,000 at March 31, 2006 compared to $203,000 at December 31, 2005. Marketable securities also remained stable at $14.7 million at March 31, 2006 compared to $14.7 million at December 31, 2005. The overall decrease of $83,000 in cash and cash equivalents and marketable securities is due to payment of expenses incurred during the quarter ended March 31, 2006.

Cash used in operations was $34,000 for the three months ended March 31, 2006, compared to cash provided by operations of $255,000 for the same period of 2005. Cash used in operations for the first quarter of 2006 resulted primarily from non-cash expenses, an increase in other assets and a decrease in accrued expenses partially offset by net income and a decrease in prepaids and other current assets. Cash provided by operations for the period ended March 31, 2005 resulted primarily from the settlement of the i2 Technologies Inc. lawsuit. We currently do not expect to receive any significant amounts of cash from future operations until our assets are redeployed. We expect that we will continue to incur legal fees, transaction costs and other ongoing costs that will constitute a material use of cash.

Cash provided by investing activities was approximately $30,000 during the quarter ended March 31, 2006 compared to zero used by investing activities during the quarter ended March 31, 2005. During the quarter ended March 31, 2006, cash was provided by the maturity of marketable securities primarily offset by the purchase of marketable securities.

There was no cash used or provided by financing activities for the periods ended March 31, 2006 or 2005.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months. However, uncertainties exist as to the costs of implementing our asset redeployment strategy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative financial instruments and do not hold any instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of March 31, 2006 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2006 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Net Perceptions, Inc.

Date: May 15, 2006	By:	/s/ Nigel P. Ekern
Nigel P. Ekern
Chief Administrative Officer
(Principal Executive Officer)

/s/ Susan Luckfield
Susan Luckfield
Controller
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.