Form 10-Q
period 2006-06-30
NET PERCEPTIONS INC
filed 2006-08-09
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006
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

As of August 1, 2006, there were outstanding 29,078,755 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NET PERCEPTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,804	$203
Marketable securities	11,784	14,659
Prepaid expenses and other current assets	132	123
Total current assets	14,720	14,985

Other assets	225	210
Total assets	$14,945	$15,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$98	$267
Total current liabilities	98	267

Accrued interest payable	113	87
Note payable	2,533	2,533
Total liabilities	2,744	2,887

Commitments and contingencies
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	234,288	234,400
Unearned stock compensation	--	(108)
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(222,085)	(221,982)
Total stockholders’ equity	12,201	12,308
Total liabilities and stockholders’ equity	$14,945	$15,195

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Service, maintenance and royalties	$1	$32	$20	$43
Total revenues	1	32	20	43
Cost of revenues:
Service and maintenance	--	--	--	--
Total cost of revenues	--	--	--	--

Gross margin	1	32	20	43

Operating expenses:
General and administrative	261	109	349	169
Gain on litigation settlement	--	--	--	(229)
Transaction expenses	50	--	50	--
Total operating expenses	311	109	399	(60)

Operating income (loss)	(310)	(77)	(379)	103

Other income (expense):
Interest income	176	104	335	187
Interest expense	(13)	(15)	(26)	(42)
Other income (expense)	(17)	49	(33)	72
Total other income (expense), net	146	138	276	217
Net income (loss)	$(164)	$61	$(103)	$320
Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.00)	$0.01
Diluted	$(0.01)	$0.00	$(0.00)	$0.01

Shares used in computing basic and diluted net income (loss) per share:
Basic	29,060	28,918	29,026	28,355
Diluted	29,060	29,217	29,026	29,195

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(103)	$320
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	15	14
Amortization of discount on debt	--	16
Stock-based compensation	52	36
Amortization of discounts on investments, net	(260)	(7)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(9)	(118)
Accounts payable and accrued liabilities	(199)	(50)
Other assets	(30)	--
Net cash (used in) provided by operating activities	(534)	211

Cash flows from investing activities:
Proceeds from maturity of marketable securities	17,550	--
Purchase of marketable securities	(14,415)	(2,998)
Net cash provided by (used in) investing activities	3,135	(2,998)

Net increase (decrease) in cash and cash equivalents	2,601	(2,787)
Cash and cash equivalents at beginning of period	203	14,444
Cash and cash equivalents at end of period	$2,804	$11,657
SUPPLEMENTAL DISCLOSURE:
Deferred compensation	$51	$35
Restricted stock	$(56)	$50
Cash paid for taxes	$64	$3

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Net Perceptions, Inc. (“Net Perception” or the “Company” which may be referred to as “we”, “us” or “our”) as of and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not included all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and six months ended June 30, 2006 are not necessarily indicative of the results to be obtained for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform with current period presentation.

Note 2. Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first six months of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three- or six-month periods ended June 30, 2006. As of June 30, 2006, there were 168 unvested shares and compensation expense of $5 recognized from these unvested stock options. The remaining compensation expense for these unvested options is $79 as of June 30, 2006. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the six months ended June 30, 2005 is estimated on the date of grant with the following weighted-average assumptions:

Expected life of option	5 years
Dividend yield	0.0%
Volatility	57.0%
Risk free interest rate	4.0%

The weighted average fair value of options granted during the six months ended June 30, 2005 is as follows:

Fair value of each option grant	$ 0.39
Total number of options granted	65
Total fair value of all options granted	$ 25

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a one- to three-year period from the date of grant. The outstanding options generally expire ten years from date of grant or upon retirement from the Company and are contingent upon continued employment during the applicable ten-year period. The following assumptions were utilized under FAS 123R for the outstanding options as of June 30, 2006:

Expected life of options	5.65 years
Dividend yield	0.0%
Volatility	52.8%
Risk free interest rate	3.4%
Fair value of each option grant	$0.28

The following table shows what the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three- and six-month period ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$61	$320
Add: Stock-based employee compensation expense included in reported net income	21	36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(26)	(46)
Pro forma net income	$56	$310

Net income per share:
Basic
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01
Diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01

A summary of the status of stock option grants as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	321	$0.68
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at June 30, 2006	321	$0.68

Options exercisable at June 30, 2006	153	$0.64

The following table summarizes information about stock options outstanding as of June 30, 2006:
Weighted

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$0.23	6	6	4.75	$0.23
$0.48	50	50	7.81	$0.48
$0.69	100	--	9.36	$0.69
$0.74 - $0.75	165	97	8.20	$0.74

Total	321	153	7.78	$0.64

Remaining non-exercisable options as of June 30, 2006, become exercisable as follows:

Remainder of 2006	57
2007	55
2008	5

The fair value of unvested shares is determined based on the market price of our shares on the grant date.

Note 3. Per Share Data

Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of stock options, convertible note and restricted stock are anti-dilutive for the three and six months ended June 30, 2006. Shares used in the diluted net income (loss) per share for the three and six months ended June 30, 2006, exclude the impact of 279 potential common shares from the exercise of stock options, 5,628 potential common shares from the conversion of the convertible note and 95 and 136, respectively, of common shares from restricted stock awards.

Shares used in the diluted net income (loss) per share for the three and six months ended June 30, 2005, include the impact of 299 and 277 potential common shares from the exercise of stock options and restricted stock awards, respectively, which were dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
Basic earnings per share calculation:
Net income (loss)	$(164)	$61	$(103)	$320
Weighted average common shares - basic	29,060	28,918	29,026	28,355
Basic net income (loss) per share	$(0.01)	$0.00	$(0.00)	$0.01

Diluted earnings per share calculation:
Net income (loss)	$(164)	$61	$(103)	$320
Weighted average common shares - basic	29,060	28,918	29,026	28,355
Effect of dilutive stock options	--	54	--	50
Effect of convertible note	--	--	--	--
Effect of restricted stock awards	--	245	--	227
Weighted average common shares diluted	29,060	29,217	29,026	29,195
Diluted net income (loss) per share	$(0.01)	$0.00	$(0.00)	$0.01

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

Note 5. Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.

The Company has incurred significant operating losses for all periods from inception through June 30, 2006. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121,100 and research and development credit carry-forwards of $151 at June 31, 2006. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

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

Note 8. Restricted Stock

On April 1, 2005, Mr. Nigel Ekern, the Company’s Chief Administrative Officer, received a restricted stock grant of 66,667 shares of the Company’s common stock under the Company’s 1999 Equity Plan, having an aggregate value of $50 based upon the average stock price of the Company’s closing stock on such date of $0.75 per share. The shares underlying the grant vest in two years. On April 21, 2004, Mr. Ekern received a restricted stock grant of 364,583 shares of the Company’s common stock under the Company’s 1999 Equity Plan, having an aggregate value of $175 based upon the closing price of the Company’s common stock on such date of $0.48 per share. The shares underlying the grant will vest over three years. The Company recorded compensation expense of $21 and $42 relating to the restricted stock during the three-and six-month periods ended June 30, 2006, respectively. The Company recorded compensation expense of $21 and $36 relating to the restricted stock during the three-and six-month periods ended June 30, 2005, respectively.

Note 9. Related Party Transactions

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

Certain telecommunication, professional and general office expenses are incurred on behalf of Net Perceptions by Clarus Corporation (“Clarus”). Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Clarus. Such expenses aggregated $5 during each of the quarters ended June 30, 2006 and 2005; and $6 and $9 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, the Company had an outstanding payable to Clarus of $5. The outstanding amount was paid in July 2006. As of June 30, 2005, the Company had outstanding payables of $10 to Clarus. The outstanding amount was paid by Net Perceptions in September 2005.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalent assets and marketable securities to enhance stockholder value following the sale of substantially of all our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part 1 of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS CASH, CASH EQUIVALENT ASSETS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ALL OF OUR OPERATIONS OTHER THAN ADMINISTRATIVE FUNCTIONS HAVE BEEN TERMINATED. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSESTS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS. FOR A DISCUSSION OF RISKS RELATING TO NET PERCEPTIONS, INC. AND OWNERSHIP OF OUR COMMON STOCK, PLEASE SEE THE DISCUSSION UNDER PART 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

A description of the Company’s critical accounting polices was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the quarter and period ended June 30, 2006 except for the adoption of FAS 123R.

STOCK COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first six months of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three- or six-month periods ended June 30, 2006. As of June 30, 2006, there were 168 unvested shares and compensation expense of $5 recognized from these unvested stock options. The remaining compensation expense for these unvested options is $79 as of June 30, 2006. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table shows what the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three- and six-month period ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$61	$320
Add: Stock-based employee compensation expense included in reported net income	21	36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(26)	(46)
Pro forma net income	$56	$310

Net income per share:
Basic
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01
Diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01

A summary of the status of stock option grants as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	321	$0.68
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at June 30, 2006	321	$0.68

Options exercisable at June 30, 2006	153	$0.64

The following table summarizes information about stock options outstanding as of June 30, 2006:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$0.23	6	6	4.75	$0.23
$0.48	50	50	7.81	$0.48
$0.69	100	--	9.36	$0.69
$0.74 - $0.75	165	97	8.20	$0.74

Total	321	153	7.78	$0.64

Remaining non-exercisable options as of June 30, 2006, become exercisable as follows:

Remainder of 2006	57
2009	55
2010	56

The fair value of unvested shares is determined based on the market price of our shares on the grant date.

INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Service maintenance and royalties	100%	100%	100%	100%
Total revenues	100	100	100	100
Cost of revenues:
Service and maintenance	--	--	--	--
Total cost of revenues	--	--	--	--

Gross margin	100	100	100	100

Operating expenses:
General and administrative	26,100	341	1,745	393
Gain on litigation settlement	--	--	--	(532)
Transaction expenses	5,000	--	250	--
Total operating expenses	31,100	341	1,995	(139)

Income (loss) from operations	(31,000)	(241)	(1,895)	239

Interest income	17,600	325	1,675	434
Interest expense	(1,300)	(47)	(130)	(98)
Other income, net:	(1,700)	153	(165)	169
Net income (loss)	(16,400)%	190%	(515)%	744%

REVENUES

Total revenues. Total revenues decreased 97% to $1,000 for the three months ended June 30, 2006 from $32,000 for the same period in 2005. Total revenues decreased 53% to $20,000 for the six months ended June 30, 2006 from $43,000 for the same period in 2005. There were no revenues from international sales for the three and six months ended June 30, 2006 or 2005. As a result of our downsizing of our business and operations, we no longer maintain a direct sales force and there currently is no sales generating activity.

As described in this Item 2 under “Overview”, we are no longer directly marketing our products, and we do not expect that future revenues from these products or services related to these products if any, will be significant.

Service, maintenance and royalties. Service and maintenance revenues consisted primarily of professional and maintenance services. Our professional service revenues included business consulting, implementation support and educational services and were generally offered on a time and materials basis. Maintenance revenues were generally derived from annual service agreements and were recognized ratably over the term of the agreement. On April 1, 2004, we entered into an agreement with Tornago, Inc. to fulfill our existing prepaid customer support obligations. Royalty revenues are derived from resales of our product by Tornago, Inc. Service, maintenance and royalty revenues decreased 97% to $1,000 for the quarter ended June 30, 2006 from $32,000 for the quarter ended June 30, 2005. Service, maintenance and royalty revenues decreased 43% to $20,000 for the six-month period ended June 30, 2006 from $43,000 for the six-month period ended June 30, 2005. Service, maintenance and royalty revenues comprised 100% and 100% of total revenues for the quarters ended June 30, 2006 and 2005, respectively. Service, maintenance and royalty revenues comprised 100% and 100% of total revenues for the six-month period ended June 30, 2006 and 2005, respectively. We do not anticipate entering into additional service and maintenance agreements with customers as the Company terminated its revenue generating operations as discussed above. Therefore, we expect there will be no service and maintenance revenues in 2006. The agreement with Tornago, Inc. has expired effective April 1, 2006.

COST OF REVENUES

Cost of service and maintenance revenues. Cost of service and maintenance revenues consisted primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. As we had no service and maintenance revenues in the three- and six-month periods ended June 30, 2006 and 2005, respectively, cost of service and maintenance revenues for all periods were zero. We do not expect to incur costs of product revenues for the foreseeable future.

OPERATING EXPENSES

At June 30, 2006, we had six employees, two of whom are executive officers. As described in this Item 2 under "Overview", we are no longer actively marketing our products and do not expect to incur any operating expenses in 2006 relating to sales and marketing of our products.

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

General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs professional service fees and expenses. General and administrative expenses increased 139% to $261,000 for the three months ended June 30, 2006 compared to $109,000 for the three months ended June 30, 2005. General and administrative expenses increased 107% to $349,000 for the six months ended June 30, 2006 compared to $169,000 for the six months ended June 30, 2005. General and administrative expenses were 26,100% and 341% of total revenue for the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses were 1,745% and 393% of total revenue for the six months ended June 30, 2006 and 2005, respectively. The increase in general and administrative expenses during the three and six months ended June 30, 2006 was primarily due to professional fees and expenses, salaries for current management and deferred compensation. Although we expect personnel-related and other general and administrative expenses to remain stable or decrease in 2006 compared to the previous year, continued high levels of outside professional fees, and other costs associated with continuing as a public reporting company, such as directors and officers liability insurance, may offset some of these decreases.

Transaction expenses. The Company incurred approximately $50,000 of transaction expenses during the quarter ended June 30, 2006, arising out of an acquisition negotiation and due diligence process that terminated in June 2006 without the consummation of the acquisition. There was no comparable expense during the quarter ended June 30, 2005. Transaction expenses increased to $50,000 during the six-month period ended June 30, 2006. There was no comparable expense during the six-month period ended June 30, 2005. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

Gain on litigation settlement. In February 2005, the Company received $229,000 from the settlement of its lawsuit for a breach of contract claim with i2 Technologies Inc. The Company recorded the gain on this settlement in the first quarter of 2005. There is no comparable gain for the three and six months ended June 30, 2006.

Interest income. Interest income increased 69% to $176,000 for the three months ended June 30, 2006 compared to $104,000 for the three-month period ended June 30, 2005. For the period ended June 30, 2006, interest income increased 79% to $335,000 compared to $187,000 for the same period in June 30, 2005. The increase in interest income was due to an increase in the interest rates we received on our cash and cash equivalents and marketable securities.

Interest expense. Interest expense decreased 13% to $13,000 for the three months ended June 30, 2006 compared to $15,000 in the three months ended June 30, 2005. For the six months ended June 30, 2006 interest expense decreased 38% to $26,000 compared to $42,000 for the same period in 2005. The decrease in interest expense was due to the beneficial conversion portion of the note to Olden Acquisition LLC being fully amortized during fiscal 2005.

Other income (expense). Other income (expense) consists of miscellaneous non income based tax expenses partially offset by other miscellaneous income. Net other expense increased 135% for the three months ended June 30, 2006 to $17,000 from net other income of $49,000 in 2005. Net other expense increased 146% for the six month period ended June 30, 2006 to $33,000 from net other income of $72,000 in 2005.

PROVISION FOR INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.

We have incurred significant operating losses for all periods from inception through June 30, 2006. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121.1 million and research and development credit carry-forwards of $151,000 at June 30, 2006. The net operating loss and research and development credit carry-forwards expire in 2011 through 2022 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. Future tax benefits have not been recognized in the financial statements, as their utilization is not considered probable based on the weight of available information.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of equity securities. At June 30, 2006, we had $2.8 million of cash and cash equivalents compared to $0.2 million at December 31, 2005. Marketable securities totaled $11.8 million at June 30, 2006 compared to $14.7 million at December 31, 2005. The overall decrease of $274,000 in cash and cash equivalents and marketable securities is due to payment of expenses incurred during the six months ended June 30, 2006.

Cash used in operations was $0.5 million for the six months ended June 30, 2006, compared to cash provided by operations of $0.2 million for the same period of 2005. Cash used in operations for the six months ended June 30, 2006 resulted from a decrease in accrued expenses and an increase in other assets. Cash provided by operations for the six months ended June 30, 2005 resulted primarily from net income, as adjusted for non-cash expenses and a decrease in prepaid and other current assets and accrued expenses. We currently do not expect to receive any significant amounts of cash from future operations until our assets are redeployed. We expect that we will continue to incur legal fees, transaction costs and other ongoing costs that will constitute a material use of cash.

Cash provided by investing activates was approximately $3.1 million during the six months ended June 30, 2006. A total of $3.0 million in net cash was used by investing activities for the six months ended June 30, 2005. Cash provided by investing activities during the six months ended June 30, 2006 was from the maturity of marketable securities partially offset by the purchase of marketable securities. Cash used by investing activities during the six months ended June 30, 2005 was for the purchase of marketable securities.

There was no cash used or provided by financing activities for the period ended June 30, 2006 or 2005.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months. However, uncertainties exist as to the costs of implementing our asset redeployment strategy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold derivative financial instruments and do not hold any instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of June 30, 2006 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention as of the June 30, 2006 evaluation that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 22, 2006. Of the 28,917,745 shares of common stock entitled to vote at the meeting, 24,314,167 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 84.08% of our outstanding shares of common stock. Listed below is the matter voted upon at our annual meeting of stockholders and the voting results:

	Voted For	Voted Against
Election of Directors
Warren Kanders	24,192,108	121,959
Nicholas Sokolow	24,245,378	68,789
David A. Jones	24,245,708	68,459
Gianmaria Delzanno	24,243,338	70,829

Item 6.  Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Net Perceptions, Inc.

Date: August 8, 2006	By:	/s/ Nigel P. Ekern
Nigel P. Ekern
Chief Administrative Officer
(Principal Executive Officer)

By:	/s/ Susan Luckfield
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