Form 10-Q
period 2006-09-30
NET PERCEPTIONS INC
filed 2006-11-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
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

As of November 3, 2006, there were outstanding 32,608,167 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

NET PERCEPTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,569	$203
Marketable securities	--	14,659
Prepaid expenses and other current assets	74	123
Total current assets	14,643	14,985

Property and equipment, net	2	--
Other assets	516	210
Total assets	$15,161	$15,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$349	$267
Total current liabilities	349	267

Accrued interest payable	126	87
Note payable	2,533	2,533
Total liabilities	3,008	2,887

Commitments and contingencies
Stockholders’ equity:
Common stock	3	2
Additional paid-in capital	241,854	234,400
Unearned stock compensation	--	(108)
Accumulated other comprehensive income (loss)	2	(4)
Accumulated deficit	(229,706)	(221,982)
Total stockholders’ equity	12,153	12,308
Total liabilities and stockholders’ equity	$15,161	$15,195

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Service, maintenance and royalties	$--	$17	$20	$60
Total revenues	--	17	20	60
Cost of revenues:
Service and maintenance	--	--	--	--
Total cost of revenues	--	--	20	--

Gross margin	--	17	20	60

Operating expenses:
General and administrative	219	108	568	277
Related party stock compensation	7,542	--	7,542	--
(Gain) loss on litigation settlement	--	5	--	(224)
Transaction expenses	16	--	66	--
Total operating expenses	7,777	113	8,176	53

Operating (loss) income	(7,777)	(96)	(8,156)	7

Other income (expense):
Interest income	184	125	519	312
Interest expense	(13)	(13)	(39)	(55)
Other income (expense), net	(15)	2	(48)	74
Total other income (expense), net	156	114	432	331
Net (loss) income	$(7,621)	$18	$(7,724)	$338
Net (loss) income per share:
Basic	$(0.25)	$0.00	$(0.26)	$0.01
Diluted	$(0.25)	$0.00	$(0.26)	$0.01

Shares used in computing basic and diluted net (loss) income per share:
Basic	29,908	28,918	29,320	28,918
Diluted	29,908	34,894	29,320	32,987

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(7,724)	$338
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Amortization of debt issuance costs	22	21
Amortization of discount on debt	--	16
Stock-based compensation	77	57
Related party stock compensation	7,542	--
Accretion of discounts on securities, net	(353)	(64)
Changes in assets and liabilities:
Prepaid expenses and other current assets	49	(54)
Accounts payable and accrued liabilities	65	(42)
Other assets	(30)	--
Net cash (used in) provided by operating activities	(352)	272

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,848	--
Proceeds from maturity of marketable securities	26,585	--
Purchase of marketable securities	(14,415)	(11,367)
Purchases of property and equipment	(2)	--
Capitalized direct business acquisition costs	(298)	--
Net cash provided by (used in) investing activities	14,718	(11,367)

Net increase (decrease) in cash and cash equivalents	14,366	(11,095)
Cash and cash equivalents at beginning of period	203	14,444
Cash and cash equivalents at end of period	$14,569	$3,349
SUPPLEMENTAL DISCLOSURE:
Deferred compensation	$77	56
Restricted stock	(56)	50
Related party stock compensation	7,542	50
Cash paid for taxes	132	2

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Net Perceptions, Inc. (“Net Perceptions” or the “Company” which may be referred to as “we”, “us” or “our”) as of and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be obtained for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassed to conform with current period presentation.

Note 2. Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first nine months of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three- or nine-month periods ended September 30, 2006. As of September 30, 2006, there were 143 unvested shares and compensation expense of $5 was recognized from these unvested stock options. The remaining compensation expense for these unvested options is $75 as of September 30, 2006. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the nine months ended September 30, 2005 is estimated on the date of grant with the following weighted-average assumptions:

Expected life of option	5 years
Dividend yield	0.0%
Volatility	57.0%
Risk free interest rate	4.0%

The weighted average fair value of options granted during the nine months ended September 30, 2005 is as follows:

Fair value of each option grant	$0.39
Total number of options granted	65
Total fair value of all options granted	$25

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a one- to three-year period from the date of grant. The outstanding options generally expire ten years from date of grant or upon retirement from the Company and are contingent upon continued employment during the applicable ten-year period. The following assumptions were utilized under FAS 123R for the outstanding options as of September 30, 2006:

Expected life of options	5.40 years
Dividend yield	0.0%
Volatility	52.8%
Risk free interest rate	3.4%
Fair value of each option grant	$0.28

The following table shows what the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three- and nine-month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$18	$338
Add: Stock-based employee compensation expense included in reported net income	21	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23)	(69)
Pro forma net income	$16	$326

Net income per share:
Basic
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01
Diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01

A summary of the status of stock option grants as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:
		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2005	321	$0.68
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at September 30, 2006	321	$0.68

Options exercisable at September 30, 2006	178	$0.65

The following table summarizes information about stock options outstanding as of September 30, 2006:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price

$0.23	6	6	4.50	$0.23
$0.48	50	50	7.56	$0.48
$0.69	100	--	9.11	$0.69
$0.74 - $0.75	165	122	7.95	$0.74
Total	321	178	7.28	$0.65

Remaining non-exercisable options as of September 30, 2006, become exercisable as follows:

Remainder of 2006	32
2007	55
2008	56

The fair value of unvested shares is determined based on the market price of our shares on the grant date.

Note 3. Per Share Data

Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of stock options, convertible note and restricted stock are anti-dilutive for the three and nine months ended September 30, 2006. Shares used in the diluted net income (loss) per share for the three and nine months ended September 30, 2006, exclude the impact of 57 and 28, respectively, common shares issuable upon the exercise of stock options, 5,628 common shares issuable upon the conversion of the convertible note and 151 and 141, respectively, common shares issuable pursuant to restricted stock awards.

Shares used in computing the diluted net income (loss) per share for the three and nine months ended September 30, 2005, include the impact of 67 and 60, respectively, common shares issuable upon the exercise of stock options, 5,628 and 3,752, respectively, common shares issuable upon the conversion of the convertible note and 281 and 257, respectively, common shares issuable pursuant to restricted stock awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic earnings per share calculation:
Net (loss) income	$(7,621)	$18	$(7,724)	$338

Weighted average common shares - basic	29,908	28,918	29,320	28,918

Basic net (loss) income per share	$(0.25)	$0.00	$(0.26)	$0.01

Diluted earnings per share calculation:
Net (loss) income	$(7,621)	$18	$(7,724)	$338

Weighted average common shares - basic	29,908	28,918	29,320	28,918

Effect of dilutive stock options	--	67	--	60

Effect of restricted stock awards	--	281	--	257

Effect of convertible note	--	5,628	--	3,752

Weighted average common shares diluted	29,908	34,894	29,320	32,987

Diluted net (loss) income per share	$(0.25)	$0.00	$(0.26)	$0.01

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

Note 5. Income Taxes

The Company has incurred significant operating losses for all periods from inception through September 30, 2006. For income tax purposes, the Company has available federal net operating loss carryforwards of approximately $121,300 and research and development credit carryforwards of $151 at September 30, 2006. The net operating loss and research and development credit carryforwards expire in 2011 through 2022 if not previously utilized. The utilization of these carryforwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, it is likely that this would limit the ability to use a significant portion of these carryforwards. Future tax benefits have not been recognized in the financial statements, as their utilization has not been considered more likely than not based on the weight of available information. See Note 13. Subsequent Events.

Note 6. Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company must adopt SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108.

Note 7. Gain on litigation settlement

In February 2005, the Company received $229 from the settlement of its lawsuit with i2 Technologies Inc., resulting from a breach of contract claim. The Company recorded the gain on the settlement in the first quarter of 2005.

Note 8. Note Payable

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company's assets and use its cash and cash equivalents and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note (the “Convertible Subordinated Note”) in the principal amount of $2,533, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of the Company’s common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2,533 before transaction costs of $288. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The Convertible Subordinated Note matures on April 21, 2014. The Convertible Subordinated Note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $56 to the beneficial conversion feature, which was fully amortized as of June 30, 2005. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder.

Note 9. Restricted Stock

Effective September 22, 2006, the Company entered into a Restricted Stock Award Agreement (the "RSA Agreement") with Mr. David A. Jones, a director of the Company, and an identical agreement with Mr. Nicholas Sokolow, also a director of the Company. Under each agreement, the directors have been awarded 100,000 shares of restricted stock under the Company's 1999 Equity Incentive Plan, which vested immediately but are subject to prohibitions on transfer which expire in eight consecutive quarterly tranches of 12,500 shares each, commencing September 30, 2006 and expiring June 30, 2008. The aggregate value of the awards was $178, which was based upon the Company’s closing stock price of $0.89 per share on September 22, 2006, the date of the grant. The Company recorded compensation expense of $178 relating to the restricted stock during the three- and nine-month periods ended September 30, 2006.

On April 1, 2005, Mr. Nigel Ekern, the Company’s Chief Administrative Officer, received a restricted stock grant of 66,667 shares of the Company’s common stock under the Company’s 1999 Equity Plan, having an aggregate value of $50 based upon the average stock price of the Company’s closing stock on such date of $0.75 per share. The shares underlying the grant vest in two years. On April 21, 2004, Mr. Ekern received a restricted stock grant of 364,583 shares of the Company’s common stock under the Company’s 1999 Equity Plan, having an aggregate value of $175 based upon the closing price of the Company’s common stock on such date of $0.48 per share. The shares underlying the grant vest over three years. The Company recorded compensation expense of $21 and $62 relating to the restricted stock during the three- and nine-month periods ended September 30, 2006, respectively. The Company recorded compensation expense of $21 and $57 relating to the restricted stock during the three- and nine-month periods ended September 30, 2005, respectively.

Note 10. Equity Compensation Agreement

On September 22, 2006, the Company entered into an Equity Compensation Agreement (the “Compensation Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who was then the Company’s current Executive Chairman of the Board of Directors, for prior strategic, consulting, investment banking and advisory services to the Company in connection with Company’s asset redeployment strategy. As compensation for such past services, the Company agreed to issue to Kanders & Company 8,274,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”). Kanders & Company will receive no cash payment for its services pursuant to the Compensation Agreement. Pursuant to the terms and conditions of the Compensation Agreement, the Company granted “demand” and “piggyback” registration rights to Kanders & Company with respect to the shares of Common Stock that are issuable under the Compensation Agreement. The aggregate value of the awards was $7,364, which was based upon the Company’s closing stock price of $0.89 per share on September 22, 2006, the date of the grant. The Company recorded compensation expense of $7,364 relating to the grant of stock during the three- and nine-month periods ended September 30, 2006. Effective with the closing of the Concord Acquisition (as described in Note 13), Mr. Kanders resigned as Executive Chairman of the Company’s Board of Directors upon being nominated and elected to the position of Non-Executive Chairman of the Board of Directors.

Note 11. Consulting Agreement

On September 22, 2006, the Company entered into a five-year consulting agreement (the “Consulting Agreement”) with Kanders & Company, which became effective as of the closing of the Concord Acquisition (as described in Note 13) on October 3, 2006. As discussed above, effective with the closing of the Concord Acquisition, Mr. Kanders resigned as Executive Chairman of the Company’s Board of Directors upon being nominated and elected to the position of Non-Executive Chairman of the Board of Directors. The Consulting Agreement provides that Kanders & Company will render investment banking and financial advisory services to the Company on a non-exclusive basis, including strategic planning, assisting in the development and structuring of corporate debt and equity financings, introductions to sources of capital, guidance and advice as to (i) potential targets for mergers and acquisitions, joint ventures, and strategic alliances, including facilitating the negotiations in connection with such transactions, (ii) capital and operational restructuring, and (iii) shareholder relations.

The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $500 in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60,000, payable in shares of common stock of the Company valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate.

Note 12. Related Party Transactions

We occupy space made available to us by Kanders & Company, Inc., an entity owned and controlled by the Company's Non-Executive Chairman of the Board, Warren B. Kanders. This arrangement can be terminated at any time.

Certain telecommunication, professional and general office expenses are incurred on behalf of Net Perceptions by Clarus Corporation (“Clarus”). Warren B. Kanders, our Non-Executive Chairman of the Board, also serves as the Executive Chairman of the Board of Directors of Clarus. Such expenses aggregated $13 and under $1 during each of the quarters ended September 30, 2006 and 2005, respectively; and $19 and $10 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, the Company had an outstanding payable of $13 to Clarus. The amount due to Clarus is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid in October 2006. As of December 31, 2005, the Company had an outstanding payable of $25 to Clarus. The amount due to Clarus is included in accounts payables and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid in March 2006.

Note 13. Subsequent Events

On September 22, 2006, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CRC Acquisition Co., LLC (doing business as Concord Steel) (“Concord”) to acquire, through SIG Acquisition Corp. (“SIG”), a wholly-owned subsidiary, substantially all of the assets and to assume certain of the liabilities of Concord upon the terms and subject to the conditions contained in the Purchase Agreement (the “Concord Acquisition”). The aggregate purchase price for the Concord Acquisition is approximately $45,200, subject to certain adjustments as set forth in the Purchase Agreement.

Concord is one of the nation’s leading independent manufacturers of steel counterweights that are incorporated into a variety of industrial equipment including aerial work platforms, cranes, elevators and material handling equipment.

Simultaneously with the closing of the Concord Acquisition, which occurred on October 3, 2006, the Company entered into a $40,000 senior credit facility with a group of lenders led by LaSalle Bank National Association, and entered into employment agreements with certain executives of Concord. The Purchase Agreement included representations, covenants, seller non-competition arrangements, indemnification obligations and other customary provisions for transactions of this nature, and provided for $2,000 of the purchase price to be held in escrow to secure certain obligations of Concord. In addition, pursuant to the Purchase Agreement the seller reinvested $3,000 of its proceeds from the Concord Acquisition to purchase 3,529 unregistered shares of the common stock of the Company at the closing at a price per share of $0.85. Such shares are subject to a six-month lock-up agreement and a registration rights agreement containing customary “demand” and “piggyback” registration rights.

The Company paid for the Concord Acquisition through cash on hand and funds provided by the credit facility.

Prior to the execution of the Purchase Agreement, there was no material relationship between Concord, on the one hand, and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer, on the other hand.

On the closing date, SIG Acquisition Corp. (“SIG”), the wholly owned subsidiary of the Company, which made the Concord Acquisition, entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment to SIG to provide up to $40,000 in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured term loan in an aggregate principal amount of $28,000, (ii) a five year senior secured revolving credit facility in the aggregate principal amount of $10,000 (the “Revolving Facility”) and (iii) a five year senior secured capital expenditure facility in the aggregate principal amount of $2,000. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5,000 in letters of credit and a sublimit of up to an aggregate amount of $2,500 in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5 year term loan. Immediately following the closing of the Concord Acquisition, the Company drew down approximately $31,286 and had additional availability under the Revolving Facility of approximately $6,713. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility.

Loans outstanding under the Credit Agreement are subject to mandatory prepayment under certain circumstances, including issuance of debt and equity securities by the Company or its subsidiaries (of 100% of the net cash proceeds received from any such issuances), sale or disposition of assets by the Company or its subsidiaries (of 100% of the net cash proceeds from any such sale or disposition), receipt of insurance proceeds due to certain losses (of 100% of such insurance proceeds under certain circumstances), or, under certain circumstances, 50% of any excess cash flows of the Company on a consolidated basis.

All borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. The applicable interest rate for the outstanding borrowings under the Credit Agreement is currently 7.87%.

The Credit Agreement is guaranteed by the Company and its current and future direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of SIG’s subsidiaries and (ii) a pledge of all of the issued and outstanding shares of stock of SIG by Net Perceptions and (b) a first priority perfected security interest on substantially all the assets of the Company and its current and future direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle Bank acting as the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its current and future direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its current and future direct and indirect subsidiaries.

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

OVERVIEW

PRIOR TO SEPTEMBER 22, 2006, OUR PRINCIPAL STRATEGY, AS PREVIOUSLY ANNOUNCED, WAS TO REDEPLOY OUR ASSETS AND LIMIT OUR OPERATING LOSSES. ON SEPTEMBER 22, 2006, OUR WHOLLY OWNED SUDSIDIARY, SIG ACQUISITION CORPORATION, ENTERED INTO A PURCHASE AGREEMENT (“THE PURCHASE AGREEMENT”) WITH CRC ACQUISITION CO. LLC (“CRC”) TO PURCHASE SUBSTANTIALLY ALL OF CRC’S ASSETS USED IN THE MANUFACTURE OF INDUSTRIAL COUNTERWEIGHTS (“THE CONCORD ACQUISITION”). THE PURCHASE AGREEMENT CLOSED ON OCTOBER 3, 2006 AND THE COMPANY HAS THEREFORE REDEPLOYED SUBSTANTIALLY ALL ITS ASSETS. THE INFORMATION APPEARING BELOW IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 PRIMARILY REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY PRIOR TO THE REDPLOYMENT OF THE COMPANY’S ASSETS THAT WAS EFFECTED BY THE CLOSING OF THE PURCHASE AGREEMENT ON OCTOBER 3, 2006. THE DISCUSSION OF RISKS RELATING TO THE COMPANY’S NEW INDUSTRY AND BUSINESS AND OWNERSHIP OF OUR COMMON STOCK, AS SET FORTH IN PART II, ITEM 1A OF THIS QUARTERLY REPORT AND AS SET FORTH IN PART I OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, SHOULD BE RECONSIDERED IN LIGHT OF THE COMPANY’S RECENT ACQUISITION OF CONCORD STEEL.

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

A description of the Company’s critical accounting polices was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no changes to these accounting policies during the quarter and period ended September 30, 2006 except for the adoption of FAS 123R.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the first nine months of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three- or nine-month periods ended September 30, 2006. As of September 30, 2006, there were 143 unvested shares and compensation expense of $5 recognized from these unvested stock options. The remaining compensation expense for these unvested options is $75 as of September 30, 2006. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the nine months ended September 30, 2005 is estimated on the date of grant with the following weighted-average assumptions:

Expected life of option	5 years
Dividend yield	0.0%
Volatility	57.0%
Risk free interest rate	4.0%

The weighted average fair value of options granted during the nine months ended September 30, 2005 is as follows:

Fair value of each option grant	$0.39
Total number of options granted	65
Total fair value of all options granted	$25

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a one- to three-year period from the date of grant. The outstanding options generally expire ten years from date of grant or upon retirement from the Company and are contingent upon continued employment during the applicable ten-year period. The following assumptions were utilized under FAS 123R for the outstanding options as of September 30, 2006:

Expected life of options	5.40 years
Dividend yield	0.0%
Volatility	52.8%
Risk free interest rate	3.4%
Fair value of each option grant	$0.28

The following table shows what the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three- and nine-month period ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$18	$338
Add: Stock-based employee compensation expense included in reported net income	21	57
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23)	(69)
Pro forma net income	$16	$326

Net income per share:
Basic
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01
Diluted
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01

A summary of the status of stock option grants as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
	Option Exercise	Price

Outstanding at December 31, 2005	321	$0.68
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at September 30, 2006	321	$0.68

Options exercisable at September 30, 2006	178	$0.65

The following table summarizes information about stock options outstanding as of September 30, 2006:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price

$ 0.23	6	6	4.50	$0.23
$ 0.48	50	50	7.56	$0.48
$ 0.69	100	--	9.11	$0.69
$0.74 - $0.75	165	122	7.95	$0.74
Total	321	178	7.28	$0.65

Remaining non-exercisable options as of September 30, 2006, become exercisable as follows:

Remainder of 2006	32
2007	55
2008	56

The fair value of unvested shares is determined based on the market price of our shares on the grant date.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Service, maintenance and royalties	100%	100%	100%	100%
Total revenues	100	100	100	100
Cost of revenues:
Service and maintenance	--	--	--	--
Total cost of revenues	--	--	--	--

Gross margin	100	100	100	100

Operating expenses:
General and administrative	54,750	635	2,784	462
Related party stock compensation	1,885,500	--	36,971	--
(Gain) loss on litigation settlement	--	30	--	(373)
Transaction expenses	4,000	--	324	--
Total operating expenses	1,944,250	665	40,079	89

Operating (loss) income	(1,944,150)	(565)	(39,979)	11

Interest income	46,000	735	2,544	520
Interest expense	(3,250)	(76)	(191)	(91)
Other income, net:	(3,750)	12	(235)	123
Net (loss) income	(1,905,150)%	106%	(37,861)%	563%

REVENUES

Total revenues. Total revenues decreased 98% to $400 for the three months ended September 30, 2006 from $17,000 for the same period in 2005. Total revenues decreased 67% to $20,000 for the nine months ended September 30, 2006 from $60,000 for the same period in 2005. There were no revenues from international sales for the three and nine months ended September 30, 2006 or 2005. As a result of our downsizing of our business and operations, we no longer maintain a direct sales force and there currently is no sales generating activity.

As described in this Item 2 under “Overview”, we are no longer directly marketing our products, and we do not expect that future revenues from these products or services related to these products will be significant.

Service, maintenance and royalties. Service and maintenance revenues consisted primarily of professional and maintenance services. Our professional service revenues included business consulting, implementation support and educational services and were generally offered on a time and materials basis. Maintenance revenues were generally derived from annual service agreements and were recognized ratably over the term of the agreement. On April 1, 2004, we entered into an agreement with Tornago, Inc. to fulfill our existing prepaid customer support obligations. Royalty revenues are derived from resales of our product by Tornago, Inc. Service, maintenance and royalty revenues decreased 98% to $400 for the quarter ended September 30, 2006 from $17,000 for the quarter ended September 30, 2005. Service, maintenance and royalty revenues decreased 67% to $20,000 for the nine-month period ended September 30, 2006 from $60,000 for the nine-month period ended September 30, 2005. Service, maintenance and royalty revenues comprised 100% of total revenues for the quarters ended September 30, 2006 and 2005, respectively. Service, maintenance and royalty revenues comprised 100% of total revenues for the nine-month periods ended September 30, 2006 and 2005, respectively. We do not anticipate entering into additional service and maintenance agreements with customers as the Company terminated its revenue generating operations as discussed above. Therefore, we expect there will be no service and maintenance revenues in 2006. The agreement with Tornago, Inc. expired April 2006.

COST OF REVENUES

Cost of service and maintenance revenues. Cost of service and maintenance revenues consisted primarily of personnel-related and infrastructure costs incurred in providing telephone and Web-based support of our software products, as well as professional, consulting and educational related services to customers. As we had no service and maintenance revenues in the three- and nine-month periods ended September 30, 2006 and 2005, respectively, cost of service and maintenance revenues for all periods were zero. We do not expect to incur costs of product revenues for the foreseeable future.

OPERATING EXPENSES

At September 30, 2006, we had six employees, two of whom are executive officers. As described in this Item 2 under "Overview", we are no longer actively marketing our products and do not expect to incur any operating expenses in 2006 relating to sales and marketing of our products.

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

General and administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, professional service fees and expenses. General and administrative expenses increased 103% to $219,000 for the three months ended September 30, 2006 compared to $108,000 for the three months ended September 30, 2005. General and administrative expenses increased 105% to $568,000 for the nine months ended September 30, 2006 compared to $277,000 for the nine months ended September 30, 2005. General and administrative expenses were 54,750% and 635% of total revenue for the three months ended September 30, 2006 and 2005, respectively. General and administrative expenses were 2,784% and 462% of total revenue for the nine months ended September 30, 2006 and 2005, respectively. The increase in general and administrative expenses during the three and nine months ended September 30, 2006 was primarily due to an increase in professional fees for accounting, legal and employee related costs.

Transaction expenses. The Company incurred approximately $16,000 of transaction expenses during the quarter ended September 30, 2006, arising out of an acquisition negotiation and due diligence process that resulted in the consummation of the Concord Steel Acquisition. There was no comparable expense during the quarter ended September 30, 2005. Transaction expenses increased to $66,000 during the nine-month period ended September 30, 2006. There was no comparable expense during the nine-month period ended September 30, 2005. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

Related party stock compensation The Company incurred $7.5 million of compensation expense for the three- and nine- month periods ended September 30, 2006. The increase in related party stock compensation expense during the three and nine months ended September 30, 2006 was due to compensation expense incurred for the grants of stock to members of the Board of Directors and Kanders & Company, as discussed in Note 9 and 10. There is no comparable number for the same periods in 2005.

Gain on litigation settlement. In February 2005, the Company received $229,000 from the settlement of its lawsuit for a breach of contract claim with i2 Technologies Inc. The Company recorded the gain on this settlement in the first quarter of 2005. During the third quarter of 2005, the Company incurred $5,000 in additional costs associated with the litigation settlement.

Interest income. Interest income increased 47% to $184,000 for the three months ended September 30, 2006 compared to $125,000 for the three-month period ended September 30, 2005. For the nine months ended September 30, 2006, interest income increased 66% to $519,000 compared to $312,000 for the same period in September 30, 2005. The increase in interest income was due to an increase in the interest rates we received on our cash, cash equivalent assets and marketable securities.

Interest expense. Interest expense remained the same at $13,000 for the quarters ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 interest expense decreased 29% to $39,000 compared to $55,000 for the same period in 2005. The decrease in interest expense was due to the beneficial conversion portion of the note to Olden Acquisition LLC being fully amortized during fiscal 2005.

Other income (expense), net. Other income (expense) consists of miscellaneous non income based tax expenses partially offset by other miscellaneous income. Net other income (expense) increased 650% for the quarter ended September 30, 2006 to $15,000 from $2,000 in 2005. Net other income decreased 35% for the nine-month period ended September 30, 2006 to $48,000 from $74,000 in 2005.

PROVISION FOR INCOME TAXES

The Company has incurred significant operating losses for all periods from inception through September 30, 2006. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121.3 million and research and development credit carryforwards of $151,000 at September 30, 2006. The net operating loss and research and development credit carryforwards expire in 2011 through 2022 if not previously utilized. The utilization of these carryforwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value, such that Section 382 is applicable, it is likely that this would limit the ability to use a significant portion of these carryforwards. Future tax benefits have not been recognized in the financial statements, as their utilization has not been considered more likely than not based on the weight of available information. See Note 13. Subsequent Events to financial statements.

LIQUIDITY AND CAPITAL RESOURCES

From inception, we financed our operations primarily through the sale of equity securities. As a result of the redeployment of our assets affected by the closing of the Concord Acquisition on October 3, 2006, the Company’s liquidity and capital requirements are substantially different than they were prior to the redeployment of our assets. The discussion below under the heading “Prior to Redeployment” discusses our liquidity and capital resources historically for periods prior to the redeployment of our assets. See also the discussion under “Post-redeployment Liquidity and Capital Resources,” which appears below.

Prior to Redeployment

At September 30, 2006, we had $14.6 million of cash and cash equivalents compared to $0.2 million at December 31, 2005. We had no marketable securities at September 30, 2006 compared to $14.7 million at December 31, 2005. The overall decrease of $293,000 in cash and cash equivalents and marketable securities is due to payment of expenses incurred during the nine months ended September 30, 2006.

Cash used in operations was $0.4 million for the nine months ended September 30, 2006, compared to cash provided by operations of $0.3 million for the same period of 2005. Cash used in operations for the nine months ended September 30, 2006 was primarily attributable to the Company’s net loss, an increase in non-cash items, accrued expenses, other assets and a decrease in prepaids and other current assets. Cash provided by operations for the nine months ended September 30, 2005 resulted primarily from net income, as adjusted for non-cash expenses and a decrease in prepaid and other current assets and accounts payables and accrued liabilities. We currently do not expect to receive any significant amounts of cash from future operations until our assets are redeployed. We expect that we will continue to incur legal fees, transaction costs and other ongoing costs that will constitute a material use of cash.

Cash provided by investing activities was approximately $14.7 million during the nine months ended September 30, 2006. A total of $11.4 million in net cash was used by investing activities for the nine months ended September 30, 2005. Cash provided by investing activities during the nine months ended September 30, 2006 was from the maturity and sale of marketable securities partially offset by the purchase of marketable securities and the payment of deal related expenses. Cash used by investing activities during the nine months ended September 30, 2005 was for the purchase of marketable securities.

There was no cash used or provided by financing activities for the periods ended September 30, 2006 or 2005. There were no options exercised during the periods ended September 30, 2006 or 2005.

Post-redeployment Liquidity and Capital Resources

On October 3, 2006, SIG Acquisition Corp. (“SIG”), a wholly owned subsidiary of the Company, which made the Concord Acquisition, entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment to SIG to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5 year term loan. Immediately following the closing of the Concord Acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility.

Loans outstanding under the Credit Agreement are subject to mandatory prepayment under certain circumstances, including issuance of debt and equity securities by the Company or its subsidiaries (of 100% of the net cash proceeds received from any such issuances), sale or disposition of assets by the Company or its subsidiaries (of 100% of the net cash proceeds from any such sale or disposition), receipt of insurance proceeds due to certain losses (of 100% of such insurance proceeds under certain circumstances), or, under certain circumstances, 50% of any excess cash flows of the Company on a consolidated basis.

All borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to LIBOR, plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. The applicable interest rate for the outstanding borrowings under the Credit Agreement is currently 7.87%.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of SIG’s subsidiaries and (ii) a pledge of all of the issued and outstanding shares of stock of SIG by Net Perceptions and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

We believe that existing cash, investments and available credit facilities described above will be sufficient to meet our expected working capital needs for at least the next twelve months. Our ability to fund working capital requirements and make and integrate acquisitions and anticipated capital expenditures and satisfy our debt obligations will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control, as well as the availability to us of other sources of liquidity. We believe that based on current levels of operations and anticipated growth, our cash flow from operations will be adequate for at least the next twelve months to fund our working capital requirements and anticipated capital expenditures.  However, there can be no assurance that our business will generate cash flow from operations sufficient to enable us to fund our liquidity and capital needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company must adopt SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s cash, cash equivalent assets and marketable securities. There is a market rate risk for changes in interest rates earned on these investments as well as an inherent rollover risk in the investments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates. However, there is no risk of loss of principal in the cash, cash equivalent assets or marketable securities, only a risk related to potential reduction in future interest income. We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of September 30, 2006 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention as of the September 30, 2006 evaluation that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

In addition to other information in this Form 10-Q and the risks and uncertainties set forth in the section titled “Factors That May Affect Our Future Results” of Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition and the market price of our common stock. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR INDUSTRY

Our future operating results may be affected by fluctuations in raw material costs and steel prices.

Our principal raw material is carbon steel, which we purchase from multiple primary steel producers and steel brokers. A significant by-product of our manufacturing process is scrap steel that we resell to scrap brokers and dealers. The steel and scrap industries as a whole are very cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production at major mills due to factors such as equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke, energy, etc.), currency exchange rates and those other factors described under “The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.” This volatility can significantly affect our steel costs and scrap prices. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices in general decrease, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the sales prices have decreased. If scrap prices in general decrease, we may recoup less scrap dollars which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.

If for any reason our supply of carbon steel is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, financial difficulties of suppliers, significant events affecting their facilities, significant weather events, those factors listed under “Our future operating results may be affected by fluctuations in raw material costs and steel prices” or other factors beyond our control. Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Downturns or weakness in the economy in general or in key industries, such as commercial, industrial or residential construction or government and municipal infrastructure projects, may adversely affect our customers, which may cause the demand for our products and services to decline and materially adversely affect our financial results.

Many of our customers are in industries and businesses that are cyclical in nature and affected by changes in general economic conditions or conditions specific to their respective markets and industries. Product demand in our customers’ end markets is based on numerous factors such as interest rates, general economic conditions, consumer confidence, and other factors beyond our control. Downturns in demand in the metal-consuming industries we serve, or a decrease in the margins that we can realize from sales of our products to customers in any of these industries, which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

The loss of significant volume from key customers could materially adversely affect us.

In fiscal 2005, our largest three customers accounted for approximately 56% of our gross sales, with the top customer accounting for a significant portion of that number, and our ten largest customers accounted for approximately 74% of our gross sales. A significant loss of or decrease in business from one or more of our top customers could have a material adverse effect on the Company's financial position, results of operations or cash flows if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

Our business could be harmed if we fail to maintain proper inventory levels.

We are required to maintain substantial inventories to accommodate the needs of our customers, including in many cases, short lead times and just-in-time delivery requirements. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customers volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower sales prices, if steel prices have significantly decreased. These events could have a material adverse effect on the Company's financial position, results of operations or cash flows. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact customer relationships, and result in lost revenues, any of which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Our business is highly competitive, and increased competition could negatively impact our financial results.

The metals processing industry is very fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory ability and timely delivery. Competition in the various markets in which the Company participate comes from companies of various sizes, some of which have greater financial resources than the Company and some of which have more established brand names in the local markets served by the Company. Increased competition could force the Company to lower its prices or to offer increased services at a higher cost, which could reduce the Company’s profitability and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase its operating expenses and reduce its operating income.

The Company’s operations are subject to various environmental statutes and regulations, including laws and regulations governing materials it uses. In addition, certain of its operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for its operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of its facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from Company operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Disruptions to our business or the business of our customers or suppliers, could materially adversely impact our operations and financial results.

Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, or from other events such as required maintenance shutdowns, can cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

If any of the products that the Company sells cause harm to any of its customers, the Company could be exposed to product liability lawsuits.

If the Company were found liable under product liability claims, it could be required to pay substantial monetary damages. We currently maintain product liability insurance with coverage limits of $1 million per occurrence and an annual aggregate maximum of $2 million with an umbrella coverage of $10 million per occurrence and an annual aggregate maximum $10 million. However, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and could have a material adverse effect on the Company's financial position, results of operations or cash flows.

RISKS RELATED TO OUR BUSINESS

We have a short operating history with respect to our current and proposed businesses, so it will be difficult for investors to predict our future success.

The Company had no active operations between April 11, 2004 and October 3, 2006, the date on which the Company acquired the assets of Concord Steel. As a result, we have a limited operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we may encounter as a company with a limited operating history in our current business. Our failure to successfully address these risks and difficulties, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

There are significant risks associated with our strategy of acquiring and integrating businesses.

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. Additionally, competition for acquisition opportunities in our industry may escalate, which would increase the costs to us of completing acquisitions or prevent us from making acquisitions. Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•	loss of key employees, customers or suppliers of acquired businesses;

•	diversion of management's time and attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•	risks associated with entering markets in which we have limited or no experience; and

•	assumption of contingent or undisclosed liabilities of acquisition targets.

The above risks could have a material adverse effect on the Company's financial position, results of operations or cash flows.

The loss of services of the Company's executive management team could harm its business.

The success of the Company's business depends on the continued services of its executive management team which includes Warren B. Kanders, our Non-Executive Chairman of the Board of Directors and Albert W. Weggeman, Jr., our Chief Executive Officer. The Company may not be able to retain its executive management team or attract suitable replacements or additional personnel if required. The loss of the services of one or more members of its executive management team could have a material adverse effect on the Company's financial position, results of operations or cash flows.

We may not be able to adequately manage our growth.

We have expanded, and are seeking to continue to expand, our business. This growth has placed significant demands on our management, administrative, operating and financial resources. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel. Any failure to adequately manage our growth could have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company’s existing credit facility contains covenant restrictions that may limit its ability to operate its business.

The agreements governing the Company’s credit facility contains, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

•	incur debt (including secured debt) or issue guarantees;

•	grant liens on its assets;

•	make certain investments;

•	enter into sale and leaseback transactions;

•	enter into transactions with its affiliates;

•	sell certain assets;

•	repurchase capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	enter into merger or consolidations or make certain acquisitions.

In addition, the Company’s existing credit facility contains other affirmative and negative covenants. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions.

As a result of these covenants, its ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be beneficial to it. In addition, its failure to comply with these covenants could result in a default under its debt, which could permit the holders to accelerate such debt. If any of the Company’s debt is accelerated, it may not have sufficient funds available to repay such debt which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.  Exhibits

Exhibit
Number  Exhibit

4.1
Amendment No. 3 to Rights Agreement, dated September 22, 2006, between Net Perceptions, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.1
Equity compensation Agreement by and between Net Perceptions, Inc. and Kanders & Company, Inc., dated as of September 22, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.2
Consulting Agreement by and between Net Perceptions, Inc. and Kanders & Company Inc., dated as of September 22, 2006 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.3
Employment Agreement by and between Net Perceptions, Inc. and Albert Weggeman, dated as of September 22, 2006 (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.4
Restricted Stock Award Agreement dated as of September 22, 2006, between Net Perceptions, Inc., and Mr. David A. Jones re Restricted Stock Award under 1999 Equity Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.5
Restricted Stock Award Agreement dated as of September 22, 2006, between Net Perceptions, Inc., and Mr. Nicholas Sokolow re Restricted Stock Award under 1999 Equity Incentive Plan (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.6
Credit Agreement dated October 3, 2006, between the SIG Acquisition Corp. and Lasalle Bank National Association, as agent, and the lenders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.7
Guaranty and Security Agreement dated October 3, 2006, among Net Perceptions, Inc., SIG Acquisition Corp., and Lasalle Bank National Association, as agent, and the lenders named therein (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.8	Form of Revolving Note (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.9	Form of Term Note (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.10	Form of Capital Expenditures Note (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.11	Form of Swing Loan Note (filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.12
Employment Agreement dated as of October 3, 2006, between the Company and Paul Vesey (filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.13
Asset Purchase Agreement among the Company, SIG Acquisition Corp. and CRC Acquisition Co. LLC dated as of September 22, 2006 (without exhibits) (filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.14
Stock Purchase Agreement between the Company and CRC Acquisition Co. LLC dated as of October 3, 2006 (without exhibits) (filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.15
Equityholder Registration Rights Agreement dated as of October 3, 2006, between Net Perceptions, Inc., and CRC Acquisition Co. LLC (filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.16
Equityholder Lock-up Agreement dated as of October 3, 2006, between Net Perceptions, Inc., and CRC Acquisition Co. LLC (filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.17
Escrow Agreement dated as of October 3, 2006, among CRC Acquisition Co. LLC, SIG Acquisition Corp., and The Bank of New York (filed as Exhibit 10.12 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

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

NET PERCEPTIONS, INC.

Date: November 14, 2006	By:	/s/ Albert W. Weggeman, Jr.
Albert W. Weggeman, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Susan Luckfield
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