Form 10-K
period 2006-12-31
NET PERCEPTIONS INC
filed 2007-04-02
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock, par value $0.0001 per share, reported on the OTC Pink Sheets Electronic Quotation Service on June 30, 2006 was $19,085,712 .

As of March 20, 2007, there were outstanding 32,708,167 shares of the Registrant’s Common Stock, $0.0001 par value.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2006 fiscal year end are incorporated by reference into Part III of this report.

NET PERCEPTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe," "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries and to use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of this report and described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in Net Perception’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

References in this report to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiary, SIG Acquisition Corp. (which is doing business as Concord Steel and is referred to in this report as “Concord”).

PART I

ITEM 1. BUSINESS

Net Perceptions

Overview

Net Perceptions, Inc. was established to provide marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, through its wholly-owned subsidiary, SIG Acquisition Corp. (“SIG”), acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines.

Concord is a leading independent manufacturer of steel counterweights and structural weldments. We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

Industry Overview

Management believes that the North American counterweight and related steel weldments industry, including captive in-house and independent operations, is worth over $300 million.

We believe that growth of the construction equipment markets we target will be driven by increasing demand for construction equipment and by increasing government spending. By 2008, it is estimated that non-residential and infrastructure construction spending in the United States will grow from approximately $560 billion today, to more than $678 billion. We believe that these increased construction spending levels will drive higher demand for construction related equipment on which our counterweights are ultimately used. It is anticipated that as the United States’ highways and infrastructures continue to grow older; local, state and federal municipalities will be required to increase spending on repairing, maintaining and rebuilding such highways and infrastructures. The Company believes that U.S. federal government initiatives such as the renewal of the six-year federal highway-funding plan continue to provide favorable conditions for highway and infrastructure construction spending. By 2008, it is estimated that government spending on repairing and rebuilding infrastructures, will grow from approximately $55 billion today, to more than $65 billion. It is expected that increased spending in government related construction and infrastructure programs should drive increased demand for construction related equipment, which should in turn increase demand for our counterweight products.

We believe that growth of the elevator industry we target will be driven by increasing demand for elevators. By 2009, it is estimated that global demand for elevator products and services will grow from approximately $50 billion today, to more than $60 billion. The increased growth in the elevator market is expected to result in increased growth in counterweights. Part of this growth is attributable to the low-rise elevator market segment (four floors or less) assessing a change in technology that may drive a switch from hydraulic elevators to traction or cable and weight. Management believes that this may increase the demand for elevator counterweights as a cost efficient substitution. This switch is primarily being driven by manufacturing and service cost considerations and environmental risk factors. Additionally, there are several other inter-related factors supporting growth within this industry, including demographic and socio-economic development, desire for efficient use of space, increasing movement of people and goods through airports and metros, and safety requirements.

Growth Strategy

Acquire Complementary Businesses.  The Company is working to build a diversified global industrial manufacturer through acquisitions that complement and diversify our existing business. The Company also intends to continue its program of targeted acquisitions, subject to the availability of financing, to gain access to new sales channels, acquire new product lines, increase penetration of our existing markets, and gain entry into new market sectors.

Introduce New Products and Product Enhancements and Improve Manufacturing Operations.   We are working to improve our manufacturing processes in an effort to improve cycle times and production and output consistency, reduce work-in-progress inventory and lower unit production costs. We believe that new product introductions and product enhancements and operational manufacturing improvements will further enhance growth and provide an advantage over our competitors in the future.

Gain Access to New Sales Channels and Leverage Customer Relationships.   We are focused on expanding our customer base, offering an increasing array of products and distribution channels to improve profitability. We believe this diversification will facilitate access to a new customer base for our historical products, as well as provide the opportunity to offer new products to our existing customers.

Competitive Strengths

Cost Savings to Customers. Concord has built its core business around being able to demonstrate manufacturing cost savings to customers that currently manufacture their counterweights in-house or purchase from less competitive external suppliers. In many cases, these manufacturers used less cost effective materials in their production than are used by Concord in the production of its counterweights. Management believes that the cost savings alternatives offered by Concord have led to increased outsourcing of counterweights by customers that have traditionally manufactured their counterweights in-house.

Leadership Team.   Our leadership team has been involved in the acquisition and integration of a substantial number of companies. Our Non-Executive Chairman of the Board of Directors, Warren B. Kanders has extensive experience building public companies through strategic acquisitions to enhance organic growth. The Company’s Chief Executive Officer, Al Weggeman, has had over 20 years of strategic and operational leadership experience in multinational industrial manufacturing companies, such as General Electric, Asea Brown Boveri Ltd., and Saint Gobain. Our Chief Financial Officer, Jon LaBarre, has more than 12 years of diverse financial management and executive leadership experience in the manufacturing, aerospace, specialty manufacturing, construction equipment and professional services industries.

Service & Delivery.   Concord has established itself as a high level service provider in terms of both service and delivery. The Company also works with its customers to develop more cost effective counterweight and weldment design options for their existing and new products. We believe that Concord’s manufacturing locations are also beneficial in terms of being able to provide its customers with cost effective and timely deliveries.

Products and Services

Concord primarily produces three styles of counterweights: profile cut, stack and weld, and box enclosures. Profile cut is the most prevalent method whereby the plate is cut into a specified configuration, de-slagged and staged. The counterweight can either be shipped in its original form or may require added processing (i.e. painting, drilling or shot blasting). Stack and weld products involve various pieces and shapes welded together to create the fabricated end-product. Box enclosures, mainly sold to crane OEM’s, are fabricated and welded boxes filled with predetermined weights of material and closed with a welded lid. Profile cut products are typically individual counterweights or weldment components that are sold into aerial work platform, material telehandler, and elevator OEM’s. Stack and weld products are generally for crane and heavy vehicle applications.

Concord also manufactures steel weldments in a variety of shapes and sizes as specified by its customers. Weldments are typically steel components that serve as both a counterweight and as part of the structure of an OEM’s end product. Typical weldments could include vehicle body parts such as panels, bumpers, beams, and plates. Since weldments frequently serve the purpose of providing counterweight to a product, the Company typically refers to weldments as counterweights.

The following table shows Concord’s percentage of sales revenue by major product lines for 2006, 2005 and 2004:

	Percentage of Revenue
Product Line	2006	2005	2004
Profile Cut	69%	71%	68%
Box Enclosure	18	15	13
Stack and Weld	7	9	10
Other	6	5	9
Total	100%	100%	100%

The majority of the products sold by Concord are processed. Concord uses techniques such as cutting to length, leveling, milling, boring, flame and laser cutting, fabricating, welding, polishing, shearing and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders.

The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, many OEM’s have chosen not to make ongoing significant investments in such equipment and have increasingly outsourced these processes to specialty companies such as Concord.

As part of securing customer orders, Concord also provides technical services to its customers designed to assure cost effective product application while maintaining or improving the customer’s product quality. Concord’s services include: just-in-time inventory programs, production of kits containing multiple products for ease of assembly by the customer, and technical assistance.

Customers

Concord’s customer base numbers over 300, but is concentrated. In 2006, the Company’s top three customers represented approximately 57% of our revenue while our top 10 customers represented approximately 83% of revenue. Concord has maintained a consistent customer base with the average customer relationship of the top 10 customers being approximately 10 years in duration and the top three customers being approximately 15 years in duration. Many of Concord’s end customers are dependent on construction spending and the capital expenditures of national and global equipment rental companies who acquire fleets of construction equipment to either lease or rent to construction companies.

The North American equipment rental industry has been consolidating since the mid-1990s, resulting in a number of larger national and regional companies. The consolidation in the equipment rental industry has contributed to a significant reduction in the number of equipment manufacturers as the larger equipment rental companies have sought to reduce the number of suppliers from which they purchase equipment. Since 1997, the number of significant North American and European broad-line aerial work platform manufacturers has decreased and the number of significant North American and European telehandler manufacturers has also decreased. Given that our counterweight products are used on the manufacturers’ end-product, management believes that this consolidation has significantly contributed to its customer consolidation as well. Concord’s customer base services a number of construction related end-markets, most of which are cyclical.

The following table shows Concord’s percentage of sales revenue by class of customer for 2006, 2005 and 2004:

	Percentage of Revenue
Class of Customer	2006	2005	2004
Aerial Work Platforms (AWP)	47%	48%	49%
Cranes	19	15	15
Elevator	13	15	15
Other	21	22	21
Total	100%	100%	100%

Sales, Marketing and Distribution

The Company’s sales, marketing and distribution are managed through a combination of approximately 8 sales representatives, which include technical personnel, who are regionally and nationally based. The Company’s sales representatives, who also develop advertising materials and schedules trade shows targeting industries serviced by Concord, have extensive knowledge of our product offerings and our customer base. The Company intends to manage its sales and marketing efforts in a unified effort, and it plans to take advantage of opportunities to leverage relationships to increase sales and utilize resources most effectively to increase the opportunity and visibility of its product offerings.

Manufacturing and Sourcing

The Company manufactures its products in its manufacturing facilities located in Warren, Ohio, Chicago Heights, Illinois and Essington, Pennsylvania. The Pennsylvania facility was recently leased on December 1, 2006 and we are in the process of establishing production capacity capabilities to meet future anticipated demand, however, no assurance can be made that we will be successful in increasing our manufacturing capacity or that any such increase will be sufficient to meet our future production needs. The Company is currently in the process of working toward ISO compliance at these facilities, however, no assurance can be made that such compliance can be obtained and maintained. Concord has on occasion out-sourced select production operations in order to increase production capacity and maintain customer-shipping requirements.

Competition

Concord operates in the United States as a supplier of counterweights to multinational construction, maintenance, and industrial equipment OEM’s. Its competitors are primarily domestic and range from mid-size steel processors to small single-product niche manufacturers. Within this market, Concord faces competition principally from two mid-size counterweight manufacturers, as well as numerous other smaller niche manufacturers of competitive products. Certain of our competitors in the markets we compete may have more resources and experience than us.

Management believes that competition from Chinese and other foreign-based competitors is prevalent for products sold within their local markets. However, given the high costs associated with shipping counterweights, imports to the United States from these foreign-based manufacturers remains minimal. As customers continually assess new materials and product designs and configurations, there is always a risk of counterweight products being developed by a lower cost overseas manufacturer.

Suppliers

In 2006, Concord purchased approximately 200 million tons of materials from many suppliers, including steel mills located throughout the United States and Canada. The Company’s top 10 suppliers accounted for approximately 59 percent of 2006 purchase dollars. No supplier accounted for 20% or more of the 2006 purchase dollars. Concord’s primary raw material is secondary carbon steel plate. Secondary material is a steel mill product that typically is either dimensionally or materially non-conforming so the mill cannot sell it to its customers that require certified production material.

Concord purchases the majority of its inventories at prevailing market prices from key suppliers with which it has had long-standing, established relationships. Concord is generally able to meet its materials requirements because it uses many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are a number of other suppliers able to provide identical or similar materials. Due to the competitive nature of the steel business, metal prices may increase as a result of product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, Concord may not be able to pass its increased material costs fully to customers. In recent years and continuing in 2006, there have been significant consolidations among suppliers of carbon steel. This trend may lead to disruptions in Concord’s ability to meet its material requirements. Concord anticipates it will be able to meet its material requirements because it believes it has good relationships with its suppliers and believes it will continue to be among the largest customers of secondary steel from its suppliers. We cannot assure you that we will continue to maintain satisfactory terms with our suppliers. Our inability to maintain such terms, the loss of any of our key suppliers, or any other interruption or delay in the supply of our required materials, or our inability to obtain these materials at acceptable prices or within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

Environmental, Health and Safety Matters

Concord’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Management believes that Concord’s operations are presently in substantial compliance with all such laws and does not presently anticipate that it will be required to expend any material amounts in the foreseeable future in order to meet present environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on Concord’s results of operations, financial condition or cash flows. Some of the properties owned or leased by Concord are located in industrial areas or have a history of heavy industrial use. Concord may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Concord’s financial condition or results of operations. See “Risk Factors - The Company could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase its operating expenses and reduce its operating income” for additional information.

Patents and Trademarks

Concord does not own any United States or foreign patents, trademarks or licenses that are material to its business. However, it does rely on certain data and processes, including trade secrets and know-how, and the success of our business depends, to some extent, on such information remaining confidential. Each of our executive officers is subject to a non-competition and confidentiality agreement that seeks to protect this information. Concord protects its trade secrets by, among other things, entering into confidentiality agreements with key employees regarding such matters and implementing measures to restrict access to sensitive data. While Concord considers all of its intellectual property rights as a whole to be important, it does not consider any single right to be essential to its operations as a whole.

Employees

As of December 31, 2006, Concord employed approximately 245 people in the United States, of whom 26 were office employees and approximately 219 were plant employees. Approximately 50% of the plant employees are members of the United Steelworkers Union. None of our union contracts will expire during the year ended December 31, 2007. On August 31, 2008, a union contract covering approximately 100 employees at our Warren, Ohio facility will expire.  We have not experienced a work stoppage during the past five years and management believes that our relationships with our employees and unions are satisfactory.

Seasonal Nature of Business

A portion of Concord’s customers experience seasonal slowdowns. Concord’s revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days, plant shutdowns and holiday or vacation closures for some customers. Consequently, Concord’s sales in the first two quarters of the calendar year are usually higher than in the third and fourth quarters.

Available Information

Our Internet address is www.netperceptions.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

We have adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Complaint Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, and Corporate Governance Guidelines, all of which are available at our Internet website at the tab ‘‘Investor Relations.’’ We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of Current Reports on Form 8-K with the Securities and Exchange Commission.

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Net Perceptions, c/o the Secretary, One Landmark Square, 22nd Floor, Stamford, Connecticut 06901.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 29, 2007 are as follows:

Albert W. Weggeman who is 43 years of age joined Net Perceptions in 2006. Mr. Weggeman has served as President and Chief Executive Officer since October 3, 2006. From 2005 until 2006, he served as President of Tyden Group, Inc. a global manufacturer of cargo security and product identification and traceability technology. From 2001 until 2005 Mr. Weggeman was Chief Operating Officer for Key Components, Inc. LLC a company specializing in the design and manufacture of engineered components for a broad range of OEM applications and customers. From 1999 until 2001 Mr. Weggeman was President of a General Electric Company subsidiary focused on the manufacture and sale of outdoor electrical products. Mr. Weggeman also served in various leadership roles in M&A, Marketing, Operations and Strategic Planning functions for multinational manufacturing companies. Mr. Weggeman graduated with an Electrical Engineering degree from Northeastern University in 1988 and an MBA from Kellogg Graduate School of Management in Chicago in 1992. He is a graduate of General Electric Company’s Manufacturing Management Program.

Jonathan LaBarre who is 37 years of age joined Net Perceptions in 2006. Mr. LaBarre has served as our Chief Financial Officer since December 1, 2006. Prior to Net Perceptions, he served as a Senior Finance Manager and Global SOX Leader with Terex Corporation, a diversified global manufacturer, where he was responsible for corporate accounting, mergers and acquisitions due diligence and integration, financial planning, and internal compliance functions from February 2002 to November 2006. From April 1999 until January 2002, Mr. LaBarre held various management leadership positions in accounting and finance at Pratt & Whitney's International Product Center, an operating company of United Technologies Corporation and The Stanley Works. Before that, Mr. LaBarre served with the U.S. Army as a Medical Supply Logistics Non-Commissioned Officer, with eight years of procurement and management of medical supply warehouses located in Texas, South Korea, and the Middle East. He is a CPA and graduated with a B.S. in accounting degree from Central Connecticut State University in 1984 and an MBA degree from Western New England College in 2000.

Paul Vesey who is 51 years of age has served as the President of Concord since October 3, 2006 and previously served as Concord’s Vice President from 1991 to 2006. Since 1980 Mr. Vesey has been employed by Concord in a variety of positions including Plant and General Manager with responsibilities that have included product development, sales and marketing.

ITEM 1A. RISK FACTORS

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

Our principal raw material is non-prime (or secondary) carbon steel, which we purchase from multiple primary steel producers and steel brokers. A significant by-product of our manufacturing process is scrap steel that we resell to scrap brokers and dealers. The steel and scrap industries as a whole are very cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, curtailed production at major mills due to factors such as equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g. ore, scrap, coke, energy, etc.), currency exchange rates and those other factors described under “The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.” This volatility can significantly affect our steel costs and scrap prices. In an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers and to the extent we are unable to pass on future price increases in our raw materials to our customers, our financial results could be adversely affected. Also, if steel prices in general decrease, competitive conditions may impact how quickly we must reduce our prices to our customers and we could be forced to use higher-priced raw materials to complete orders for which the sales prices have decreased. If scrap prices in general decrease, we may recoup less scrap dollars which will have a negative impact on our operating results.

The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.

If for any reason our supply of carbon steel is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, financial difficulties of suppliers, significant events affecting their facilities, significant weather events, those factors listed under “Our future operating results may be affected by fluctuations in raw material costs and steel prices or other factors beyond our control.” Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

Downturns or weakness in the economy in general or in key industries, such as commercial, industrial or residential construction or government and municipal infrastructure projects, may adversely affect our customers, which may cause the demand for our products and services to decline and adversely affect our financial results.

Many of our customers are in industries and businesses that are cyclical in nature and affected by changes in general economic conditions or conditions specific to their respective markets and industries. Product demand in our customers’ end markets is based on numerous factors such as interest rates, general economic conditions, consumer confidence, and other factors beyond our control. Downturns in demand in the metal-consuming industries we serve, or a decrease in the margins that we can realize from sales of our products to customers in any of these industries, could adversely affect our financial results.

The loss of significant volume from key customers could adversely affect us.

In fiscal 2006, our three largest customers accounted for approximately 57% of our gross sales, with our top customer accounting for a significant portion of that number, and our ten largest customers accounted for approximately 83% of our gross sales. A significant loss of or decrease in business from one or more of our largest customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers.

Our business could be harmed if we fail to maintain proper inventory levels.

We are required to maintain substantial inventories to accommodate the needs of our customers, including in many cases, short lead times and just-in-time delivery requirements. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customers volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower sales prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact customer relationships, and result in lost revenues, any of which could harm our business and adversely affect our financial results.

Our business is highly competitive, and increased competition could negatively impact our financial results.

The metals processing industry is very fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory ability and timely delivery. Competition in the various markets in which the Company participate comes from companies of various sizes, some of which have greater financial resources than the Company and some of which have more established brand names in the local markets served by the Company. Increased competition could force the Company to lower its prices or to offer increased services at a higher cost, which could reduce the Company’s profitability.

The Company could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase its operating expenses and reduce its operating income.

The Company’s operations are subject to various environmental statutes and regulations, including laws and regulations governing materials it uses. In addition, certain of its operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for its operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of its facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from Company operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on its financial position, results of operations or cash flows.

Disruptions to our business or the business of our customers or suppliers, could adversely impact our operations and financial results.

Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, or from other events such as required maintenance shutdowns, can cause interruptions to our businesses as well as the operations of our customers and suppliers. Such interruptions can have an adverse effect on our operations and financial results.

If any of the products that the Company sells cause harm to any of its customers, the Company could be exposed to product liability lawsuits.

If the Company were found liable under product liability claims, it could be required to pay substantial monetary damages. We currently maintain product liability insurance coverage; however, we cannot assure you that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

We have a short operating history with respect to our current and proposed businesses, so it will be difficult for investors to predict our future success.

Net Perceptions had no active operations between April 11, 2004 and October 3, 2006, the date on which Net Perceptions acquired assets and certain liabilities of Concord. As a result, we have a limited operating history for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we may encounter as a company with a limited operating history in our current business. If we are unable to successfully address these risks and difficulties, our business and operating results could be materially adversely affected.

There are significant risks associated with our strategy of acquiring and integrating businesses.

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. Additionally, competition for acquisition opportunities in our industry may escalate which would increase the costs to us of completing acquisitions or prevent us from making acquisitions. Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

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

The above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The loss of services of the Company's executive management team could harm its business.

The success of the Company's business depends on the continued services of its executive management team. The Company may not be able to retain its executive management team or attract suitable replacements or additional personnel if required. The loss of the services of one or more members of its executive management team could have a material adverse effect on its business.

We may not be able to adequately manage our growth.

We have expanded, and are seeking to continue to expand, our business. This growth has placed significant demands on our management, administrative, operating and financial resources as well as our manufacturing capacity capabilities. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel as well as our ability to increase and maintain our manufacturing capacity capabilities to meet the needs of our current and future customers. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The Company’s existing credit facility contains covenant restrictions that may limit its ability to operate its business.

The agreements governing the Company’s credit facility contain, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

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

As a result of these covenants, the Company’s ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be beneficial to it. In addition, the Company’s failure to comply with these covenants could result in a default under its debt, which could permit the holders to accelerate such debt. If any of the Company’s debt is accelerated, it may not have sufficient funds available to repay such debt.

We may be unable to realize the benefits of our net operating loss ("NOL") and tax credit carryforwards.

NOL’s may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in integrating Concord Steel, identifying additional suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates.

Additionally, if we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders" within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

The amount of NOL and tax credit carryforwards that we have claimed have not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is no longer listed on the NASDAQ Small Cap Market.

On September 3, 2004, our common stock was delisted from the NASDAQ Small Cap Market. The delisting followed a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "NETP.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

We are vulnerable to volatile market conditions.

The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Part II, Item 5 of this report which sets forth the range of high and low closing prices of our common stock for the calendar quarters indicated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The following table lists the principal manufacturing and office facilities and the primary use of the property at each of the facilities:

Location	Approximate Square Footage	Owned/Leased	Use of Property
Corporate
Stamford, Connecticut (1)(2)	7,100	—	Headquarters and administrative

Concord Steel
Warren, Ohio	133,000	Owned	Manufacturing and administrative
Chicago Heights, Illinois	187,000	Leased	Manufacturing
Essington, Pennsylvania	82,800	Leased	Manufacturing

(1)
Our corporate headquarters is currently located in Stamford, Connecticut, where we occupy space made available to us by Kanders & Company, Inc., an entity owned and controlled by the Company's Non-Executive Chairman, Warren B. Kanders. This arrangement is subject to termination at any time.

(2)	The Company has entered into a ten year lease with Reckson Operating Partnership, L.P. for approximately 4,600 square feet of additional office space.

The Company believes that its current manufacturing and office facilities are suitable and adequate for its present and anticipated near-term needs.

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision, and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs' request for further appellate review. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock was listed on the NASDAQ National Market System on April 23, 1999 until September 3, 2004, when our common stock was delisted from the NASDAQ Small Cap Market following a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a) (3). Additional information concerning the delisting is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "NETP.PK".

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the OTC Pink Sheets Electronic Quotation Service. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range of Common Stock
	High	Low
2007
First quarter (through March 20, 2007)	$2.92	$1.92

2006
First Quarter	$0.75	$0.55
Second Quarter	$0.66	$0.55
Third Quarter	$1.80	$0.63
Fourth Quarter	$2.76	$1.72

2005
First Quarter	$0.86	$0.70
Second Quarter	$1.00	$0.62
Third Quarter	$1.14	$0.72
Fourth Quarter	$0.78	$0.60

Recent Sales of Unregistered Securities

On October 3, 2006, at the closing of the acquisition of Concord, the Company sold 3,529,412 shares (the "CRC Shares") of the Company’s authorized but theretofore unissued common stock to CRC Acquisition Co. LLC; the seller of the assets acquired by the Company in the acquisition of Concord, at a price of $0.85 per share. There were no underwriters, underwriting discounts or commissions payable on account of the sale. The CRC Shares were sold pursuant to a stock purchase agreement dated as of October 3, 2006, which provides for (i) one demand registration, provided that the demand may not be made within 90 days after the effectiveness of registration of an underwritten public offering by the Company or registration of shares pursuant to any other demand registration right, and the demand registration may deferred if the Company has determined to effect an underwritten offering or there is material non-public information or a significant business opportunity which the Company’s Board of Directors does not want to disclose, and (ii) unlimited piggyback registration rights, subject to underwriters' cutback rights. The shares are also subject to a lock-up agreement that expires April 3, 2007. The sale of the CRC Shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Recent Purchases Of Our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2006.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and the Russell 2000 Index for the period commencing on December 31, 2001 and ending December 31, 2006 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2001. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

The Company considered providing a comparison consisting of a group of peer companies in an industry or line-of business similar to ours, but could not reasonable identify a group of comparable peer companies that the Company believed would provide our stockholders with a meaningful comparison. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of five-year cumulative return among NETP, NASDAQ and Russell 2000 Composite Index

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Net Perceptions	$100.00	$81.18	$23.53	$43.53	$36.47	$144.12

NASDAQ	$100.00	$68.47	$102.72	$111.54	$113.08	$123.84

Russell 2000	$100.00	$78.42	$114.00	$133.38	$137.81	$161.24

STOCKHOLDERS

On March 20, 2007, the last reported sales price for our common stock was $2.57 per share. As of March 20, 2007, there were 212 holders of record of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In 2004 the Company ceased previous operations as a developer of marketing solutions software. On October 3, 2006, as a result of the Company’s, through SIG Acquistion Corp., its wholly-owned subsidiary, acquisition of the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights, CRC is considered to be the predecessor company (the “Predecessor”) from an accounting treatment perspective. To assist in the understanding of the results of operations, balance sheet data of the Company, relevant prior year financial information regarding the Predecessor is, therefore, presented herein.

The statement of operations data for each of the years ended December 31, 2006, 2005, and 2004, and the balance sheet data at December 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 represents the pre-acquisition operating results of Net Perceptions, Inc., and are derived from audited financial statements not included in this report. The data appearing in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

NET PERCEPTIONS, INC.
FIVE YEAR CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$24,078	$118	$927	$2,584	$5,244
Gross margin	4,277	118	707	1,817	2,851
Operating expenses (1) (2) (4)	11,576	553	2,671	7,971	20,726
Loss from operations	(7,299)	(435)	(1,964)	(6,154)	(17,875)
Other income (expense), net	(231)	642	1,903	861	1,141
Net income/(loss)	$(7,753)	$207	$(61)	$(5,293)	$(16,734)
Basic net income/(loss) per share	$(0.24)	$0.01	$-	$(0.19)	$(0.61)
Shares used in basic calculation	32,577	28,918	28,574	27,683	27,216
Diluted net income/(loss) per share	$(0.24)	$0.01	$-	$(0.19)	$(0.61)
Shares used in diluted calculation	32,577	33,438	28,574	27,683	27,216
Cash distributions paid (3)	$—	$—	$—	$1.50	$—
Balance Sheet Data
Cash and cash equivalents	$3,703	$203	$14,444	$11,932	$62,959
Marketable securities	$—	$14,659	$—	$—	$—
Working capital	$8,047	$14,631	$14,306	$11,600	$57,031
Total assets	$62,125	$15,195	$14,723	$12,803	$65,796
Long-term liabilities, net of current portion	$27,033	$2,533	$2,517	$—	$510
Total stockholders’ equity	$15,505	$12,308	$12,028	$11,635	$58,342

(1)
In 2002, the Company incurred a restructuring related charge of $0.8 million consisting primarily of charges relating to employee terminations. In 2003, the Company incurred a restructuring related charge of $2.3 million, consisting of charges relating to facility consolidation, lease terminations and employee terminations.

(2)
At December 31, 2002, the Company performed an impairment assessment of the remaining goodwill and other intangible assets recorded in connection with the acquisition of Knowledge Discovery One, Inc. in 2003, which related to Net Perceptions’ prior software business. As a result of its review, the Company recorded a $6.5 million impairment charge to reduce goodwill and other intangible assets to zero value.

(3)	On September 2, 2003, the Company paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share.

(4)
On September 30, 2006, the Company recorded a non-cash compensation expense of $7.5 million. The expense was for grants of restricted common stock to the Company’s board of directors and Kanders & Company. See Note 15 to the Consolidated Financial Statements.

In the table below, we have provided selected historical financial data of the Predecessor to assist in the understanding of the results of operations and balance sheet data of the Company. The Predecessor’s statement of operations data for each of the years in the periods ended December 31, 2005, 2004 and 2003, respectively and the balance sheet data at December 31, 2005 and 2004 are derived from audited financial statements not included in this report. The selected financial data for the period January 1, 2006 through October 3, 2006 represents the pre-acquisition operating results of the Predecessor in 2006 and are unaudited.

PREDECESSOR’S SELECTED FINANCIAL DATA (1)

		Years Ended December 31,
	January 1, 2006 to October 3, 2006 (unaudited)	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$61,625	$64,404	$45,911	$20,661
Gross margin	13,274	10,693	8,204	1,529
Operating expenses	2,509	2,816	2,515	2,271
Income (loss) from operations	10,765	7,877	5,689	(742)
Other expense	4,043	593	512	393
Net income/(loss)	$6,511	$7,228	$5,012	$(1,107)
Balance Sheet Data
Cash and cash equivalents	$—	$1,003	$79
Marketable securities	$—	$—	$—
Working capital	$2,966	$6,576	$3,943
Total assets	$29,103	$20,208	$14,740
Long-term liabilities, net of current portion	$641	$796	$1,095
Total stockholders’ equity	$8,976	$9,792	$6,512

(1)
The information provided was derived from the audited financial statements of the Predecessor included in the Company’s amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 18, 2006.

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

OVERVIEW

In 2004 the Company ceased previous operations as a developer of marketing solutions software. On October 3, 2006, as a result of Net Perceptions, through SIG Acquisition Corp. (“SIG”), its wholly-owned subsidiary, acquisition of the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights, CRC is considered to be the Predecessor from an accounting treatment perspective, and therefore, Net Perceptions’ consolidated results for the year ended December 31, 2006 have been combined with the results of CRC and relevant and prior year financial information regarding CRC is presented herein.

The following management’s discussion and analysis of financial condition and results of operations of Net Perceptions and its Predecessor should be read in conjunction with the historical financial statements and footnotes of Net Perceptions included elsewhere in this report and of CRC as Predecessor, included in the Company’s amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 18, 2006. Our future results of operations may change materially from the historical results of operations reflected in Net Perceptions, and the Predecessors, historical financial statements.

Management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of CRC as Predecessor, rather than those of Net Perceptions, prior to October 3, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements. Events occurring subsequent to the preparation of the consolidated financial statements may cause the Company to re-evaluate these policies.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimates inherent in the preparation of the accompanying Consolidated Financial Statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, and potential liabilities related to tax filings in the ordinary course of business. Management’s estimates and assumptions are evaluated on an on-going basis. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates.

Revenue Recognition. The Company’s revenue recognition policy requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms. When the Company estimates that a contract with one of its customers will result in a loss, it will accrue the entire loss as soon as it is probable and estimable.

Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances will be required.

Litigation. The Company has not recorded an estimated liability related to the pending class action lawsuit in which it was named. For a discussion of this matter, see “Legal Proceedings,” in Part I, Item 3 of this report. Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability and make or revise its estimate(s) accordingly, which could materially impact its results of operations and financial position.

Income taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million and $0 at December 31, 2006 and 2005, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Combined Operating Results for the Year Ended December 31, 2006

In 2004 the Company ceased previous operations as a developer of marketing solutions software. On October 3, 2006, as a result of the Company’s, through SIG, its wholly-owned subsidiary, acquisition of the assets of CRC, a manufacturer of steel counterweights, CRC is considered to be the Predecessor from an accounting treatment perspective and CRC’s historical results are therefore presented. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have combined the Company’s results for the year ended December 31, 2006 with that of the Predecessor for the period January 1, 2006 to October 3, 2006 and compared that to the results of the Predecessor for the year ended December 31, 2005. Management believes that this provides the most meaningful analysis of the Company’s results for the year ended December 31, 2006. No proforma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

	Net Perceptions Year Ended December 31, 2006	Predecessor Company January 1, 2006 to October 3, 2006	Combined Total	Predecessor Company Year Ended December 31, 2005	Variance (1)

Revenues:
Product	$24,058	$61,625	$85,683	$64,404	$21,279
Service, maintenance and royalty	20	—	20	—	20
Total revenues	24,078	61,625	85,703	64,404	21,299
Cost of revenues:
Product	19,801	48,351	68,152	53,711	14,441
Total cost of revenues	19,801	48,351	68,152	53,711	14,441
Gross margin	4,277	13,274	17,551	10,693	6,858
Operating expenses:
Sales and marketing	322	912	1,234	999	235
General and administrative	3,712	1,597	5,309	1,817	3,492
Related party stock compensation	7,542	—	7,542	—	7,542
Total operating expenses	11,576	2,509	14,085	2,816	11,269

(Loss) income from operations	(7,299)	10,765	3,466	7,877	(4,411)

Other income (expense):
Interest income	566	—	566	—	566
Interest expense	(775)	(507)	(1,282)	(270)	(1,012)
Management and loan guaranty fees	—	(710)	(710)	(323)	(387)
Other income (expense)	(22)	(2,826)	(2,848)	—	(2,848)
Total other income (expense), net	(231)	(4,043)	(4,274)	(593)	(3,681)

(Loss) income before taxes	(7,530)	6,722	(808)	7,284	(8,092)

Provision for income taxes	223	211	434	56	378
Net (loss) income	$(7,753)	$6,511	$(1,242)	$7,228	$(8,470)

(1) Variance represents the difference between Combined Total and Predecessor Company at December 31, 2006 and has been presented to assist the reader in evaluating our Financial Statements.

REVENUES

On a combined basis, revenue increased $21.3 million or 33.1% to $85.7 million for the total period as compared to $64.4 million for the Predecessor for the year ended December 31, 2005. The increase of $21.3 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of approximately $16.3 million, as a result of increased spending in the commercial and industrial construction, and infrastructure building end markets, the addition of several new customers within the elevator market and theatrical market for $3.6 million and an increase in scrap metal sales of $1.4 million.

GROSS MARGIN

Gross margin as a percentage of sales increased to 20.5% for the year ended December 31, 2006 as compared to 16.6% in 2005. The 20.5% increase in margin was due to higher fixed cost absorption primarily driven by increased revenue.

OPERATING EXPENSES

Combined operating expenses for the year ended December 31, 2006 increased $11.3 million or 403.6% to $14.1 million as compared to $2.8 million for the Predecessor for the year ended December 31, 2005.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the year ended December 31, 2006, sales and marketing expenses increased $0.2 million or 20.0% to $1.2 million as compared to $1.0 million for the Predecessor year ended December 31, 2005. The increase is primarily the result of increased revenues.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses and costs related to the transition of the Company in October 2006. At December 31, 2006, general and administrative expenses increased $3.5 million or 194.4% to $5.3 million as compared to $1.8 million for the Predecessor for the year ended December 31, 2005. The increase is primarily the result of non-recurring charges related to the sale of CRC.

Related party stock compensation. The Company incurred $7.5 million of compensation expense for the year ended December 31, 2006. The increase in related party stock compensation expense during the period was primarily due to non-cash compensation expense incurred for the grants of restricted common stock to members of the Company’s Board of Directors and Kanders & Company, as discussed in Note 15 to the financial statements. There is no comparable number for the period ended December 31, 2005.

Amortization of intangibles. The Company had amortization expense of $0.3 million for the year ended December 31, 2006. The amortization is related to intangible assets acquired as part of the Concord acquisition.

Interest expense. Interest expense was $1.3 million for the year ended December 31, 2006. The expense was primarily from the issuance of long-term debt used to finance the purchase of Concord. The Predecessor had interest expense of $0.3 million in 2005.

Predecessor Year Ended December 31, 2005 Compared to Predecessor Year Ended December 31, 2004

Operating results for the Predecessor business for the years ended December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004	Variance
Revenues	$64,404	$45,911	$18,493
Gross margin	$10,693	$8,204	$2,489
Operating expenses	$2,816	$2,515	$301
Operating income	$7,877	$5,689	$2,188
Provision for income taxes	$270	$252	$18
Net income	$7,228	$5,012	$2,216

REVENUES

Revenues increased $18.5 million or 40.3% to $64.4 million for the period ended December 31, 2005 as compared to $45.9 million for the year ended December 31, 2004. The increase of $18.5 million is primarily attributable to increased demand for Aerial Work Platform equipment to serve the commercial and industrial construction markets and the additional capacity added to the Chicago Heights facility.

GROSS MARGIN

Gross margin as a percentage of sales decreased to 16.6% for the year ended December 31, 2005 as compared to 17.9% in 2004. The decrease is primarily attributable to an increase in material costs, outside labor, manufacturing supplies and maintenance.

OPERATING EXPENSES

Combined operating expenses for the year ended December 31, 2005 increased $0.3 million or 12.0% to $2.8 million as compared to $2.5 million for the Predecessor for the year ended December 31, 2004. The increase in general and administrative expenses was due to an increase in employee related expenses partially offset by a reduction in professional fees.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For both of the years ended December 31, 2005 and 2004, marketing expenses were $1.0 million.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees. For the year ended December 31, 2005, general and administrative expenses increased $0.3 million or 20.0% to $1.8 million as compared to $1.5 million for the year ended December 31, 2004. The increase in general and administrative expenses was due to an increase in employee related expenses partially offset by a reduction in professional fees.

Interest expense. Interest expense was $0.3 million for both of the years ended December 31, 2005 and 2004.

PROVISION FOR INCOME TAXES

We have incurred significant operating losses for all periods from inception through December 31, 2006. For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $125.5 million and research and development credit carry-forwards of approximately $0.2 million at December 31, 2006. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million and $0 at December 31, 2006 and 2005, respectively, net of valuation allowance of $34.9 million and $43.8 million, respectively.

SELECTED CONSOLIDATED AND COMBINED QUARTERLY OPERATING RESULTS

The following table sets forth quarterly unaudited financial data for 2006 and 2005 for Net Perceptions, which ceased previous operations as a developer of marketing solutions software in 2004. As a result of Net Perceptions, through SIG, its wholly-owned subsidiary, acquiring the assets of CRC, CRC is considered to be the Predecessor from an accounting treatment perspective and therefore, Net Perceptions’ quarterly results for the years ended December 31, 2006 and 2005 have been combined with quarterly results of the Predecessor. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. The information appearing below is not indicative of the results that may be expected for any subsequent period and should be read in conjunction with the pre-acquisition operating results of CRC, as Predecessor, which are included elsewhere in this report.

	NET PERCEPTIONS, INC. AND PREDECESSOR THREE MONTHS ENDED
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Amounts in thousands, except per share amounts)
	(Unaudited)
Results of Operations:
Revenues:
Product	$24,945	$22,095	$20,475	$18,168	$15,671	$16,421	$16,451	$15,861
Service, maintenance and royalty	—	—	1	19	59	17	32	10
Total revenues	24,945	22,095	20,476	18,187	15,730	16,438	16,483	15,871
Cost of revenues:
Product	20,285	18,072	15,427	14,368	13,200	13,190	13,785	13,536
Total cost of revenues	20,285	18,072	15,427	14,368	13,200	13,190	13,785	13,536
Gross margin	4,660	4,023	5,049	3,819	2,530	3,248	2,698	2,335
Operating expenses:
Sales and Marketing	329	338	319	248	300	238	242	219
General and administrative	3,177	859	719	554	1,004	595	394	377
Related party stock compensation	—	7,542	—	—	—	—	—	—
(Gain) loss from litigation settlement	—	—	—	—	1	5	—	(229)
Total operating expenses	3,506	8,739	1,038	802	1,305	838	636	367
Income (loss) from operations	1,154	(4,716)	4,011	3,017	1,225	2,410	2,062	1,968
Interest income	47	184	176	159	142	125	104	83
Interest expense	(780)	(162)	(171)	(168)	(93)	(88)	(74)	(83)
Other (expense) income, net	(1,462)	(1,865)	(124)	(107)	(78)	(108)	(43)	(61)
(Loss) income before income taxes	(1,041)	(6,559)	3,892	2,901	1,196	2,339	2,049	1,907
Provision for income taxes	223	36	114	62	46	—	4	6
Net (loss) income	$(1,264)	$(6,595)	$3,778	$2,839	$1,150	$2,339	$2,045	$1,901

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company, through SIG, its wholly-owned subsidiary, acquiring the assets of CRC, a manufacturer of steel counterweights, SIG entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment by the lenders to SIG to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord Acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. At December 31, 2006, the outstanding balance from the revolving credit facility amounted to $3.3 million with $5.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at December 31, 2006 was $28.0 million of which $3.5 million is classified as current and $24.5 million is classified as long-term. During the period ended December 31, 2006 and as of March 3, 2007 the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. The applicable interest rate for the outstanding borrowings under the Credit Agreement is currently 7.87%.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of SIG’s subsidiaries and (ii) a pledge of all of the issued and outstanding shares of stock of SIG by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle Bank acting as the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $14 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issuance, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a registration rights agreement (the “Rights Agreement”), which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of December 31, 2006 and 2005, respectively the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $1.0 million for the year ended December 31, 2006, reflecting the net loss of $7.8 million, which includes non-cash related party stock compensation expenses of $7.5 million. Net cash provided by operating activities for the Predecessor was $4.3 million for the year ended December 31, 2005, reflecting the net income of $7.2 million, which includes depreciation and amortization expenses of $0.4 million. Net cash provided by operating activities for the Predecessor was $2.0 million for the year ended December 31, 2004, reflecting net income of $5.0 million, which includes depreciation and amortization expenses of $0.4 million.

Investing Activities

Net cash used in investing activities was $31.3 million for the year ended December 31, 2006. Cash paid for acquisitions and related costs were $45.3 million partially offset by $14.7 million of proceeds from the sale of marketable securities used to purchase Concord. Capital expenditures were $0.6 million. Net cash used in investing activities for the Predecessor was $0.8 million for the year ended December 31, 2005, primarily resulting from capital expenditures. Net cash used in investing activities for the Predecessor was $0.3 million for the year ended December 31, 2004, primarily resulting from capital expenditures.

Financing Activities

Net cash provided by financing activities was $33.7 million for the year ended December 31, 2006. The net proceeds were from the issuance of long-term debt of $28.0 million, $3.3 million of borrowings under the short-term revolving facility as a result of the acquisition of Concord Steel, $3.0 million investment from CRC Acquisition Co. LLC offset by debt issuance costs of $0.6 million. Net cash used in financing activities for the Predecessor was $2.5 million for the year ended December 31, 2005. The cash was used to pay down long-term debt of $0.3 million, to make distributions to members in the amount of $3.9 million and was offset by proceeds of $1.7 million from the line of credit. Net cash used in financing activities for the Predecessor was $1.9 million for the year ended December 31, 2004. The cash was used to pay down the revolving line of credit for $0.9 million, pay down long-term debt of $0.3 million and to make distributions to members in the amount of $0.7 million.

We believe that existing cash and investments will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $2.9 million for fiscal 2007. The Company expects capital expenditures will be funded from cash generated by operations and/or from a capital expenditure facility with LaSalle Bank. The primary driver of increased capital expenditures in 2007 is related to the machinery and equipment for the new Essington, Pennsylvania manufacturing facility.

CONTRACTUAL OBLIGATIONS

In addition to our scheduled maturities of debt, we have future cash obligations under various types of contracts. We lease office space, manufacturing facilities and equipment under long-term operating leases. We have also entered into long-term employment agreements with certain of our executives and other key employees. These contracts typically contain provisions that allow us to terminate the contract with good cause.

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2006 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More Than 5 years

Long-term debt and notes payable	$33,819	$6,786	$8,000	$16,500	$2,533
Estimated interest on long-term debt (1) (2)	7,481	2,176	3,428	1,759	118
Non-cancelable operating leases	6,878	648	1,319	1,345	3,566
Total	$48,178	$9,610	$12,747	$19,604	$6,217

(1)	Variable rates used were those in effect at December 31, 2006.
(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of December 31, 2006.

The Company does not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not engage in the trading of energy, weather or other commodity-based contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact to its financial statements from the adoption of this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted this accounting standard in the fourth quarter of the year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on our financial statements.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements and currently plan to adopt this interpretation in the first quarter of 2007.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the period ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2006, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. As described elsewhere in this report, we are no longer actively marketing our products. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

Interest Rate Risk

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2006 the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.9%.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the United States prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $14 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

The Company’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates because all of our investments are in debt securities issued by the United States government. The Company’s investments consist of United States Government Agency and Treasury Securities in order to preserve principal, liquidity and stabilize interest income. Therefore, due to the conservative nature of our investments, our future interest income sensitivity and risk are limited.

The Company does not have any derivative financial instruments and do not hold any such instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS

NET PERCEPTIONS, INC.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	31
Consolidated Balance Sheets - December 31, 2006 and 2005 and December 31, 2005 (Predecessor)	34
Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004, the period January 1, 2006 to October 3, 2006 (Predecessor) and the years ended December 31, 2005 and 2004 (Predecessor)	35
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) - Years Ended December 31, 2006, 2005 and 2004	36
Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004, the period January 1, 2006 to October 3, 2006 (Predecessor) and the years ended December 31, 2005 and 2004 (Predecessor)	37
Notes to the Consolidated Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Net Perceptions, Inc.
Stamford, Connecticut

We have audited the consolidated balance sheet of Net Perceptions, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Perceptions, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP
McGladrey & Pullen, LLP
Stamford, Connecticut
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Net Perceptions, Inc.
Stamford, Connecticut

We have audited the balance sheet of CRC Acquisition Co., LLC (the “predecessor company”- see Note 1) as of December 31, 2005, and the related statements of operations and cash flows for the period from January 1, 2006 to October 3, 2006, and for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRC Acquisition Co., LLC as of December 31, 2005, and the results of its operations and its cash flows for the period from January 1, 2006 to October 3, 2006, and for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP
McGladrey & Pullen, LLP
Stamford, Connecticut
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Net Perceptions, Inc.
Stamford, Connecticut

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, of stockholders' equity and comprehensive income/(loss) and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Net Perceptions, Inc. and its subsidiaries (the Company) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

During the year ended December 31, 2004 the Company curtailed substantially all of its previous business operations as a provider of marketing solutions software.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 31, 2006

NET PERCEPTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Years Ended		Predecessor Company (1)
	December 31, 2006	December 31, 2005	Year Ended December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,703	$203	$1,003
Marketable securities available for sale	—	14,659	—
Accounts reveivable, net	9,276	—	4,301
Inventory	14,094	—	10,743
Deferred tax asset	2,684	—	—
Prepaid expenses and other current assets	561	123	149
Total current assets	30,318	14,985	16,196

Property, plant and equipment, net	3,773	—	3,876

Deferred financing costs, net	797	210	4
Intangible assets, net	21,572	—	—
Deferred tax asset	5,368	—	—
Other assets	297	—	132
Total assets	$62,125	$15,195	$20,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,286	$—	$3,450
Current portion of long-term debt	3,500	—	277
Accounts payable	9,596	46	4,583
Accrued expenses and other liabilities	3,029	308	955
Income taxes payable	176	—	355
Total current liabilities	19,587	354	9,620

Long-term debt, less current portion	27,033	2,533	796
Total liabilities	46,620	2,887	10,416

Commitments and contingencies (Note 12)

Stockholders’ and Members' equity:
Members' equity	—	—	9,792
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,676 and 29,348 shares issued and 41,676 and 28,918 outstanding at December 31, 2006 and 2005, respectively	3	2	—
Additional paid-in capital	245,237	234,400	—
Unearned stock compensation	—	(108)	—
Accumulated other comprehensive loss - unrealized loss on available for sales securities	—	(4)	—
Accumulated deficit	(229,735)	(221,982)	—
Total stockholders’ equity	15,505	12,308	9,792
Total liabilities and stockholders’ equity	$62,125	$15,195	$20,208

(1)
Because the Company had no operations at the time of the Concord Steel acquisition (see Note 1 and 16), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

				Predecessor Company (1)
	Years Ended				Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004	January 1, 2006 to October 3, 2006 (unaudited)	December 31, 2005	December 31, 2004

Revenues:
Product	$24,058	$—	$405	$61,625	$64,404	$45,911
Service, maintenance and royalty	20	118	522	—	—	—
Total revenues	24,078	118	927	61,625	64,404	45,911
Cost of revenues:
Product	19,801	—	—	48,351	53,711	37,707
Service, maintenance and royalty	—	—	220	—	—	—
Total cost of revenues	19,801	—	220	48,351	53,711	37,707
Gross margin	4,277	118	707	13,274	10,693	8,204
Operating expenses:
Sales and marketing	322	—	—	912	999	1,027
Research and development	—	—	250	—	—	—
General and administrative	3,889	553	2,428	1,597	1,817	1,488
Related party stock compensation	7,365	—	—	—	—	—
Restructuring related charges and impairments	—	—	(7)	—	—	—
Total operating expenses	11,576	553	2,671	2,509	2,816	2,515

(Loss) income from operations	(7,299)	(435)	(1,964)	10,765	7,877	5,689

Other income (expense):
Interest income	566	454	172	—	—	—
Interest expense	(775)	(68)	(75)	(507)	(270)	(252)
Management and loan guaranty fees	—	—	—	(710)	(323)	(277)
Other income (expense)	(22)	256	1,806	(2,826)	—	17
Total other income (expense), net	(231)	642	1,903	(4,043)	(593)	(512)

(Loss) income before taxes	(7,530)	207	(61)	6,722	7,284	5,177

Provision for income taxes	223	—	—	211	56	165
Net (loss) income	$(7,753)	$207	$(61)	$6,511	$7,228	$5,012

Basic net (loss) income per share	$(0.24)	$0.01	$0.00
Shares used in basic calculation	32,577	28,918	28,574

Diluted net (loss) income per share	$(0.24)	$0.01	$0.00
Shares used in diluted calculation	32,577	33,438	28,574

(1)
Because the Company had no operations at the time of the Concord Steel acquisition (see Note 1 and 16), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Unearned Stock	Accumulated	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Equity	Income (Loss)

Balance, December 31, 2003	28,145	$2	$233,761	$—	$—	$(222,128)	$11,635
Exercise of stock options	529	—	153	—	—	—	153
Discount on note payable related to beneficial conversion feature	—	—	56	—	—	—	56
Restricted stock grant and related compensation	608	—	380	—	(135)	—	245
Net loss	—	—	—	—	—	(61)	(61)	$(61)
Balance, December 31, 2004	29,282	2	234,350	—	(135)	(222,189)	12,028	$(61)
Restricted stock grant and related compensation	66	—	50	—	27	—	77
Change in unrealized loss on available-for-sale securities	—	—	—	(4)	—	—	(4)	$(4)
Net income	—	—	—	—	—	207	207	207
Balance, December 31, 2005	29,348	2	234,400	(4)	(108)	(221,982)	12,308	$203
Exercise of stock options	100	—	74	—	—	—	74
Restricted stock grant and related compensation	425	—	399	—	108	—	507
Registered stock issued to CRC	3,529	—	3,000	—		—	3,000
Unregistered stock issued	8,274	1	7,364	—	—	—	7,365
Change in unrealized loss on available-for-sale securities	—	—	—	4	—	—	4	$4
Net loss	—	—	—	—	—	(7,753)	(7,753)	(7,753)
Balance, December 31, 2006	41,676	$3	$245,237	$—	$—	$(229,735)	$15,505	$(7,749)

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor Company (1)
	Years Ended				Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004	January 1, 2006 to October 3, 2006 (unaudited)	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net (loss) income	$(7,753)	$207	$(61)	$6,511	$7,228	$5,012
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation	71	—	—	414	443	387
Amortization	261	—	—	3	4	4
(Recovery) provision for doubtful accounts	—	—	(22)	13	(20)	54
Gain on disposal of property and equipment	—	—	—	—	—	(16)
Amortization of debt issuance costs	60	29	49	—	—	—
Amortization of discount on notes payable	—	16	40	—	—	—
Stock-based compensation	330	77	245	—	—	—
Related party stock compensation	7,542	—	—	—	—	—
Restructuring related charges and impairments	—	—	(7)	—	—	—
Amortization of (discount) premium on investments, net	—	(174)	—	—	—	—
Changes in assets and liabilities:
Accounts receivable	955	—	377	(5,930)	(114)	(2,206)
Inventory	(1,945)	—	—	312	(3,986)	(3,922)
Prepaid expenses and other current assets	(343)	(83)	441	122	(47)	(9)
Other assets	(172)	—	35	—	—	—
Accounts payable	2,846	—	—	3,408	988	1,669
Accrued expenses and other liabilities	(798)	176	(573)	51	385	454
Deferred revenue	—	—	(380)	—	—	—
Other liabilities	—	—	(30)	—	(588)	589
Net cash provided by operating activities	1,054	248	114	4,904	4,293	2,016

Cash flows from investing activities:
Acquisition of Concord Steel, net of cash acquired	(45,335)	—	—	—	—	—
Purchases of short-term investments and marketable securities	—	(20,539)	—	(3,312)	—	—
Sales and maturities of short-term investments and marketable securities	14,663	6,050	—	—	—	—
Capital expenditures for property and equipment	(624)	—	—	(570)	(824)	(274)
Proceeds from sale of property and equipment	—	—	—	—	—	20
Net cash used in investing activities	(31,296)	(14,489)	—	(3,882)	(824)	(254)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	3,286	—	—	6,613	1,708	(905)
Proceeds from long-term debt	28,000	—	—	—	—	—
Debt issuance costs	(618)	—	—	—	—	—
Principal payments on long-term debt	—	—	—	(208)	(305)	(283)
Distributions to members	—	—	—	(8,430)	(3,948)	(689)
Proceeds from sale of common stock	3,000	—	—	—	—	—
Proceeds from exercise of stock options and warrants	74	—	153	—	—	—
Proceeds from issuance of convertible subordinate note, net of offering costs of $288	—	—	2,245	—	—	—
Net cash provided by (used in) financing activities	33,742	—	2,398	(2,025)	(2,545)	(1,877)

Net increase (decrease) in cash and cash equivalents	3,500	(14,241)	2,512	(1,003)	924	(115)
Cash and cash equivalents at beginning of year	203	14,444	11,932	1,003	79	194
Cash and cash equivalents at end of year	$3,703	$203	$14,444	$—	$1,003	$79

Supplemental cash flow disclosure:

Interest paid	$73	$68	$75	$—	$264	$253
Taxes paid	$132	$—	$—	$—	$14	$(6)

See note 16 for details with regard to Concord acquisition

(1)
Because the Company had no operations at the time of the Concord Steel acquisition (see Note 1 and 16), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

NET PERCEPTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1. Organization

Net Perceptions, Inc. (“Company”) was initially established as a provider of marketing software solutions in 1996. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, through its wholly-owned subsidiary, SIG Acquisition Corp. (“SIG”), acquired the assets of CRC Acquisition Co. LLC (“CRC”); a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. As a result, the Concord business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements as of and for the years ended December 31, 2005 and 2004 and the period from January 1, 2006 through October 3, 2006 has been presented (see Note 16 for a more detailed explanation of the acquisition).

Concord is a leading independent manufacturer of steel counterweights and structural weldments. Concord sells its products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights which are used to provide stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market Concord targets is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimates inherent in the preparation of the accompanying consolidated financial statements include the carrying value of long-lived assets, valuation allowances for receivables, inventories and deferred income tax assets, liabilities for potential litigation claims and settlements, and potential liabilities related to tax filings in the ordinary course of business. Management’s estimates and assumptions are evaluated on an on-going basis. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates.

Revenue recognition

The Company’s revenue recognition policy for the sale of steel counterweights or structural weldments requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

As a part of its former activities as a developer of marketing software solutions, the Company recognized revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” The Company derived revenues from software licenses, software maintenance, professional services and royalties. Maintenance included telephone and Web-based technical support, bug fixes and rights to unspecified upgrades on a when-and-if available basis. Professional services included project planning and management, implementation and testing, data analysis, data warehousing, user and partner training, consulting, product hosting and ongoing customer support. Royalty revenues are derived from resales of our product by Tornago, Inc.

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

Revenues from license fees were recognized when a non-cancelable agreement had been executed, the product had been shipped or electronically delivered, there were no uncertainties surrounding product acceptance, the fee was fixed or determinable and collection of the related receivable was considered probable. If the fee due from the customer was not fixed or determinable, revenues were recognized as payments.

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

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. Revenues for 2006 were primarily from three major customers accounting for 38%, 10% and 9% of total revenues, respectively. Revenues for 2005 were primarily from three major customers accounting for 42%, 9% and 8% of total revenues, respectively. Three customers accounted for 35%, 9% and 9% of total revenues for 2004. At December 31, 2006, outstanding accounts receivable from these customers were $4 million.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable securities

Marketable securities for the period ended December 31, 2005 consist of government notes and bonds. The Company accounts for its marketable securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of stockholders’ equity until realized. The Company had no marketable securities for the period ended December 31, 2006. At December 31, 2005, marketable securities had a fair market value of $14.7 million with an amortized cost of $14.7 million and unrealized loss of $4 thousand.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments. The accrual for estimated losses is based on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified. The allowance for doubtful accounts was $0 at December 31, 2006 and 2005.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) average cost method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives utilizing the straight-line method. The estimated useful lives range from 39 years for buildings and improvements, 10 years for machinery and equipment, 7 years for office equipment and furniture and 5 years for transportation equipment. Depreciation expense was $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

Property, plant and equipment and other purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accrued liabilities and note payable, approximate their fair values at December 31, 2006 and 2005.

Deferred financing costs

Deferred financing costs are primarily related to the acquisition by the Company, through SIG, its wholly-owned subsidiary, of the assets of CRC, a manufacturer of steel counterweights, in the fourth quarter of 2006 and costs associated with the issuance of long-term debt related to the investment in the Company by Olden Acquisition LLC in the second quarter of 2004. Deferred financing costs are amortized using the interest method over the term of the debt. Amortization expense was $0.1 million in fiscal 2006 and $0 in fiscal 2005 and 2004.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change. There are no amounts accrued by the Company with respect to environmental remediation costs at December 31, 2006 and 2005.

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

Income per share

Basic income per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes, and restricted stock awards.

Comprehensive income (loss)

Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net loss and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt securities, be separately classified in the financial statements. Such disclosures are included in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award, which is usually the vesting period. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized during the period ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

Recently issued accounting pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157 “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation does not anticipate any material impact to its financial statements from the adoption of this standard.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements and currently plan to adopt this interpretation in the first quarter of 2007.

3. Marketable securities

Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale. At December 31, 2006, the Company did not have any marketable securities. At December 31, 2005, marketable securities consisted of government notes and bonds with a fair market value of $14.7 million. The amortized cost of marketable securities at December 31, 2005 was $14.7 million with an unrealized loss of $4 thousand.

The maturities of all securities are less than 12 months at December 31, 2005.

4. Inventories

Inventories, net of inventory reserves of the Company at December 31, 2006 and for the Predecessor Company at December 31, 2005 are as follows:

	December 31, 2006	Predecessor Company December 31, 2005

Finished goods	$89	$354
Work-in-process	613	218
Raw materials	13,392	10,171
	$14,094	$10,743

5. Property, Plant and Equipment

Property, plant and equipment, net of the Company as of December 31, 2006 and for the Predecessor Company at December 31, 2005 are as follows:

	December 31, 2006	Predecessor Company December 31, 2005
Land	$350	$96
Building and improvements	883	495
Machinery and equipment	1,514	4,217
Office equipment	196	238
Transportation equipment	364	123
Construction in progress	537	—
	3,844	5,169

Less: Accumulated depreciation	(71)	(1,293)
Property, plant and equipment, net	$3,773	$3,876

6. Intangible assets

As part of the acquisition of Concord, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method (see Note 16 for further explanation of the acquisition).

Other intangible assets, net of amortization at December 31, 2006 are as follows:

	December 31, 2006
	Gross	Accumulated amortization	Net
Intangibles subject to amortization:
Customer relationships	$12,399	$(258)	$12,141	12 yrs
Non-compete agreements	37	(3)	34	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397
Intangibles, net	$21,833	$(261)	$21,572

The following table shows the expected amortization of other intangible assets over the next five years:

	2007	2008	2009	2010	2011

Intangibles subject to amortization:
Customer relationships	$1,033	$1,033	$1,033	$1,033	$1,033
Non-compete agreements	12	12	10	—	—
	$1,045	$1,045	$1,043	$1,033	$1,033

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company include the following as of December 31, 2006 and 2005, and for the Predecessor Company as of December 31, 2005 are as follows:

	December 31, 2006	December 31, 2005	Predecessor Company December 31, 2005

Accrued compensation, benefits and commissions	$706	$100	$511
Accrued interest payable	840	87	24
Accrued professional services	25	67	10
Accrued insurance	216	—	187
Accrued property taxes	41	—	43
Accrued franchise taxes	—	44	—
Accrued other liabilities	1,201	10	180
	$3,029	$308	$955

8. Long-term Debt and Notes Payable

In connection with the Company’s, through SIG, its wholly-owned subsidiary, acquisition of the assets of CRC, a manufacturer of steel counterweights, SIG entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment to SIG to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5 year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. At December 31, 2006, the outstanding balance from the revolving credit facility amounted to $3.3 million with $5.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at December 31, 2006 was $28.0 million, of which $3.5 million is classified as current and $24.5 million is classified as long-term. During the period ended December 31, 2006 and as of March 3, 2007 the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2006, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.87%.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of SIG’s subsidiaries and (ii) a pledge of all of the issued and outstanding shares of stock of SIG by Net Perceptions and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle acting as the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $14 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement (the “Rights Agreement”), which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of December 31, 2006 and 2005, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

As of December 31, 2006 and 2005, the Company had long-term debt and notes payable consisting of the following:

	December 31,
	2006	2005
Five-Year Senior Secured Term Loan Due June 30, 2011	$28,000	$—
2% Convertible Note Due April 21, 2014	2,533	2,533
Total long-term debt and notes payable	30,533	2,533

Less: Current portion of long-term debt	3,500	—

Long-term debt and notes payable less current portion	$27,033	$2,533

Aggregate maturities of long-term debt and notes payable at December 31, 2006 are summarized below:

2007	$3,500
2008	4,000
2009	4,000
2010	4,000
2011	12,500
Thereafter	2,533
Total	$30,533

At December 31, 2005, the Predecessor Company had notes payable of $3.5 million and long-term debt of $1.1 million, of which $0.3 million was classified as current. Subsequently, all balances were paid off at the close of the acquisition of Concord on October 3, 2006.

9. Per Share Data

Basic (loss) income per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. For the year ended December 31, 2006, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from conversion of stock options, convertible note and restricted stock are anti-dilutive. Shares used in the diluted net income (loss) per share for the period ended December 31, 2006 exclude the impact of 513 common shares issuable upon the exercise of stock options, 5,628 common shares issuable upon the conversion of the convertible note and 141 common shares issuable pursuant to restricted stock awards. The diluted net income (loss) per share computation for the year ended December 31, 2005, includes the impact of 299 potential common shares from the exercise of stock options and restricted stock awards and 4,221 potential common shares from the convertible note all of which were dilutive. Shares used in the diluted net income (loss) per share computation for the year ended December 31, 2004 exclude the impact of 367 potential common shares from the exercise of stock options and restricted stock.

The following table shows the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
Basic (loss) income per share calculation:

Net (loss) income	$(7,753)	$207	$(61)

Weighted average common shares - basic	32,577	28,918	28,574
Basic net (loss) income per share	$(0.24)	$0.01	$0.00

Diluted (loss) income per share calculation:

Net (loss) income	$(7,753)	$207	$(61)

Weighted average common shares - basic	32,577	28,918	28,574
Effect of dilutive stock options	—	47	—
Effect of restricted stock awards	—	252	—
Effect of convertible note	—	4,221	—
Weighted average common shares - diluted	32,577	33,438	28,574

Diluted net (loss) income per share	$(0.24)	$0.01	$0.00

10. Income taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The components of income tax expense are as follows (in thousands):

	For The Years Ended
	December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	223	—	—
	$223	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$42,675	$43,511
Research and development credit carry-forwards	151	151
Accrued vacation and other current liabilities	170	114
Total deferred tax assets	42,996	43,776
Valuation allowance	(34,944)	(43,776)
Total net deferred income taxes	$8,052	$—

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $125.5 million and research and development credit carry-forwards of $0.2 million at December 31, 2006. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. As described in note 16 in conjunction with the acquisition of Concord, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized. Deferred tax assets were $8.1 million and $0 at December 31, 2006 and 2005, respectively.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate:

	For The Years Ended
	December 31,
	2006	2005	2004

Computed "expected" income tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	—	(5.0)	(4.5)
Capital loss carryforward adjustment	—	8.4	813.7
Non-cash stock compensation	12.7	—	—
Permanent item-various	—	—	2.9
(Decrease) Increase in valuation allowance and other items	21.3	30.6	(778.1)
Income tax expense (benefit)	—%	—%	—%

11. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation (as defined therein) to the Plan. The Company made matching contributions of approximately $0.1 million for the year ended December 31, 2006 and $0 million for the years ended December 31, 2005 and 2004, respectively.

12. Stockholders’ equity

The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2006, the total number of shares that the Company was authorized to issue was 105,000 shares, of which 100,000 were common stock and 5,000 were preferred stock.

Stock option plans

In April 2000, the Company’s Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”), which provides for the issuance of non-qualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. The total number of options available for future grants under the 2000 Plan was 490 at December 31, 2006. Stock options granted under the 2000 Plan typically vest over three years and generally expire ten years from the date of grant.

In February 1999, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and non-qualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. During fiscal year 2003, 1,000 options were granted under the 1999 Plan. Each year, beginning January 1, 2000 and ending January 1, 2002, the number of shares of common stock reserved for issuance under the 1999 Plan will, in accordance with the terms of the 1999 Plan, be increased automatically by the lesser of 5% of the total number of common shares then outstanding or 1,500 shares. Accordingly, the number of shares of common stock reserved for issuance under the 1999 Plan increased by 0 and 1,356 shares in 2003 and 2002, respectively. The total number of options available for future grants under the 1999 Plan was 1,090 at December 31, 2006 and 1,846 at December 31, 2005. Stock options granted under the 1999 Plan typically vest when performance conditions are met or over three years and generally expire ten years from the date of grant.

Stock compensation expense recorded in general and administrative expense category within operating expenses in 2006, 2005 and 2004, was $0.4 million, $0.1 million and $0.2 million, respectively.

The Company estimates the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. The Company currently does not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a one to three year period from the date of grant. The outstanding options generally expire ten years from date of grant or upon retirement from the Company and are contingent upon continued employment during the applicable ten-year period. The following assumptions were utilized for the options granted during the years ended as of December 31, 2006, 2005, and 2004.

Upon the closing of the Concord Acquisition, the Company issued and granted to Mr. Weggeman options to purchase 2,491,419 shares of the Company’s Common Stock, having an exercise price equal to $0.64 per share, of which (i) 1,245,709 shall vest in three equal installments commencing on the first anniversary of the date of grant; and (ii) 1,245,710 shall vest upon satisfaction of certain performance targets set forth in the Employment Agreement. In addition, the Employee may be entitled, during the term of this Agreement, to receive additional options, at such exercise prices and other terms as the Compensation Committee of the Board may, in its sole and absolute discretion, determine.

	2006	2005	2004

Expected Volatility	50.0%	57.0%	50.0%
Expected dividends	0.0%	0.0%	0.0%
Expeted term (in years)	5	5	5
Risk free rate	4.7%	4.0%	3.0%
Weighted-average fair value of options granted	$0.80	$0.37	$0.31

A summary of option activity under the Plans as of December 31, 2006, and changes during the year ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2006	321	$0.68
Granted	1,370	$0.81
Exercised	(100)	$0.75
Forfeited or expired	-	-
Outstanding at December 31, 2006	1,591	$0.80	8.2	$2,625
Vested or expected to vest at December 31, 2006	1,591	$0.80	8.2	$2,625
Exercisable at December 31, 2006	186	$0.61	8.0	$342

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $0.2 million, $0, and $0.1 million, respectively.

A summary of the status of the Company’s non vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	310	$0.54
Granted	506	$1.44
Vested	(356)	0.77
Forfeited	-	-
Nonvested at December 31, 2006	460	$1.35

As of December 31, 2006, there were $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of the shares vested during the years ended December 31, 2006, 2005, and 2004 was $7.7 million, $0.1 million, and $0.2 million, respectively.

A summary of the activity under the performance plans as of December 31, 2006, and changes during the year then ended is present below:

Performance Options	Shares (000)	Average Exercise Price	Remaining Contractual Term	Intrinsic Value ($000)
Outstanding at January 1, 2006	-
Granted	1,371	$0.81
Exercised	-
Forfeited or expired	-
Outstanding at December 31, 2006	1,371	$0.81	9.75	$2,255
Vested or expected to vest at December 31, 2006	-	$-	-	$-
Exercisable at December 31, 2006	-	$-	-	$-

The weighted-average grant-date fair value of options granted during the years 2006, 2005, 2004 was $1.1 million, $0, and $0, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $0 for all three years. As of December 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the performance plans that may be recognized over a period of three years if performance conditions are met.

The following table shows the effect on net loss and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option-pricing model is assumed to be amortized to expense over the option's vesting periods:

	Years Ended December 31,
	2005	2004

Net income/(loss), as reported	$207	$(61)
Add: Stock-based employee compensation expense included in reported net income (loss)	77	245
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(96)	(277)
Pro forma net income/(loss)	$188	$(93)
Basic net income/(loss) per share:
As reported	$0.01	$0.00
Pro forma	$0.01	$0.00
Diluted net income/(loss) per share:
As reported	$0.01	$0.00
Pro forma	$0.01	$0.00

Cash received from exercises under all stock-based compensation arrangements for the year ended December 31, 2006 was approximately $0. The Company did not realize any windfall tax benefits for the tax deductions resulting from option exercises during the year ended December 31, 2006. The Company issues newly certificated shares upon exercise of options granted under stock-based compensation arrangements.

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

Stockholders’ rights plan

In June 2001, the Company entered into a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, stockholders of record on June 14, 2001 were distributed Rights (the “Rights”) to acquire one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”), at a rate of one Right for each share of the Company’s common stock held by stockholders on such date. Each share of common stock issued after the June 14, 2001 record date has an attached Right. The Rights trade together with the common stock and generally become exercisable on the tenth day after a person or group (i) acquires 15% of more of the outstanding common stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 15% or more of the common stock. In the event that a person or group acquires 15% or more of the Common Stock (a “Stock Acquisition”), each Right not owned by the 15% or more stockholder (the “Acquiring Person”) and its affiliates would become exercisable for, upon payment of the exercise price of the Right (currently, $15), either Preferred Stock or common stock in an amount equal to the then current exercise price of the Right divided by one half the then current market price of the common stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for, upon payment of the exercise price of the Right, common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person’s common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by the Company’s board of directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

On December 22, 2003, the Company’s Board of Directors adopted an amendment to the Rights Agreement. The amendment provides, in effect, that the rights issued under the Rights Agreement will not be separately distributed to the Company’s stockholders and become exercisable solely as a result of the commencement of a tender offer or exchange offer for all outstanding shares of the Company’s common stock. In addition, the amendment provides that the rights will not “flip-in” and entitle a holder to purchase shares of the Company’s common stock at a discount upon consummation of such an offer that results in the bidder beneficially owning at least 85% of the outstanding shares of the Company’s common stock, excluding for purposes of determining the number of shares of common stock outstanding those shares owned by directors who are also officers of the Company and shares owned by stock plans sponsored by the Company in which Company employee participants do not have the right to determine confidentially whether shares of Company common stock held subject to such stock plan(s) will be tendered in a tender offer or exchange offer. Also, pursuant to the amendment, the rights will not be triggered by a subsequent merger of the Company with such a bidder in which the Company’s stockholders receive the same consideration as was paid or issued in the tender offer or exchange offer. The amendment was intended to remove the Rights Agreement as an impediment to a bidder completing its offer and a subsequent merger, while also affording protection to stockholders who did not tender their shares in the bidder’s first-step tender or exchange offer, if the holders of a substantial majority of the Company’s stock elected to accept the bidder’s offer. The amendment also clarified that stockholders who entered into voting agreements or understandings solely regarding voting on the plan of liquidation would not be deemed, for purposes of the Rights Agreement, to beneficially own the shares owned by the other parties to such agreements or understandings. This aspect of the amendment was intended to allow stockholders to freely consult with one another, form groups, and enter into agreements, with respect to voting at the special meeting on the plan of liquidation, without triggering the rights under the Rights Agreement. However, since the plan of liquidation did not receive the requisite stockholder vote required for approval, this aspect of the amendment is no longer applicable.

On April 21, 2004, in connection with closing of the Olden investment, the Company’s Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. Additionally, on September 22, 2006, in connection with the Company entering into an equity compensation agreement with Kanders & Company, Inc., the Company’s Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder.

Restricted stock

On October 3, 2006, in connection with the acquisition of the assets of Concord, the Company entered into an employment agreement with Mr. Paul Vesey, who will serve as president of SIG, the Company's wholly-owned subsidiary which carried out the acquisition. Under the employment agreement, Mr. Vesey received a restricted stock award under the Company's 1999 Equity Incentive Plan, of which 11,765 shares are fully vested, and 147,059 shares will vest if the Company achieves, in the fiscal year ending December 31, 2007, (i) revenue of $90.0 million, (ii) gross profit of at least $18.6 million, or (iii) EBITDA of at least $14.8 million. The aggregate value of the award was $0.3 million, which was based upon the Company’s closing stock price of $1.80 per share on October 3, 2006, the date of the grant.

On October 3, 2006, in connection with the acquisition of the assets of Concord, the Company entered into an employment agreement with a key employee (“employee”). Under the employment agreement the employee has received a restricted stock award under the Company's 1999 Equity Incentive Plan, of 147,059 shares that will vest if the Company achieves, in the fiscal year ending December 31, 2007, (i) revenue of $90.0 million or (ii) gross profit of at least $18.6 million. The aggregate value of the award was $0.3 million, which was based upon the Company’s closing stock price of $1.80 per share on October 3, 2006, the date of the grant.

On September 22, 2006, the Company entered into an employment agreement with Albert W. Weggeman which became effective on the closing of the Company’s acquisition of Concord Steel on October 3, 2006. Under the employment agreement, the Company agreed to issue and grant to Mr. Weggeman the following amounts (in equivalent restricted shares) of the Company’s common stock: (i) $1.0 million upon the Company achieving annual earnings before interest, taxes, depreciation and amortization, as computed by the Company on or prior to its filing of its annual report on Form 10-K, on a consistent basis (“EBITDA”) of at least $25.0 million in a fiscal year of the Company; (ii) $1.0 million shall be granted upon the Company achieving annual EBITDA of at least $50.0 million in a fiscal year of the Company; and (iii) $1.0 million shall be granted upon the Company achieving annual EBITDA of at least $75.0 million in a fiscal year of the Company. Each of the grants specified in (i)-(iii) above are one-time grants which vest on the date on which the Company’s Form 10-K is filed in respect of the fiscal year for which the grant is being made and the grant price will be the closing price of the common stock of the Company on the principal exchange on which it is traded on such date. For the period ended December 31, 2006 no amounts have been accrued under this agreement.

On September 22, 2006, the Company entered into a Restricted Stock Award Agreement with Mr. David A. Jones, a director of the Company, and an identical agreement with Mr. Nicholas Sokolow, also a director of the Company. Under each agreement, the directors have been awarded 100,000 shares of restricted stock under the Company’s 1999 Equity Incentive Plan, which vested immediately but are subject to prohibitions on transfer which expire in eight consecutive quarterly tranches of 12,500 shares, commencing September 30, 2006 and expiring June 30, 2008. The aggregate value of the awards was $0.2 million, which was based upon the closing price of the Company’s common stock of $0.89 on September 22, 2006, the date of the grant. The Company recorded compensation expense of $0.2 million relating to these restricted stock awards for the year ended December 31, 2006.

On April 1, 2005, the Company issued restricted stock to Nigel Ekern, the Company’s then Chief Administrative Officer, in the amount of 66,667 shares of the Company’s common stock under the Company’s incentive plans, vesting over three years. The fair value of $0.1 million for the restricted stock will be amortized over the three-year vesting period.

On April 21, 2004, the Company granted restricted stock to Nigel Ekern, the Company’s then Chief Administrative Officer, and Gray Hudkins, formerly the Company’s Director of Corporate Development, in the amount of 364,583 and 243,705 shares, respectively, of the Company’s common stock under the Company’s incentive plans, vesting over three years. The fair value of $0.3 million for the restricted stock will be amortized over the three-year vesting period. On October 1, 2004, Gray Hudkins resigned and the Company accelerated the vesting of his restricted stock grant resulting in additional compensation expense of $0.1 million as well as immediate expensing of the remaining unamortized balance of the original grant. The Company recorded total compensation expense of $0.1 million, $0.1 million, and $0.2 million relating to restricted stock grants during the years ended December 31, 2006, 2005, and 2004, respectively.

See Note 15 regarding Equity Compensation Agreement with Kanders & Company, Inc. and Note 16 for CRC’s investment in the Company.

13. Commitments and contingencies

Operating leases

The Company acquired several non-cancelable operating lease obligations as a result of the acquisition of Concord. These lease obligations are for facilities and equipment that expire at various dates through 2017 (see note 16 for more information regarding the acquisition).

The Company’s corporate headquarters is currently located in Stamford, Connecticut, where it occupies space made available at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders. This arrangement is subject to termination at any time.

As of December 31, 2006, future minimum lease payments under non-cancelable operating leases are as follow:

Operating Leases
2007	$648
2008	656
2009	663
2010	669
2011	676
Thereafter	3,566
$6,878

Rent expense totaled $0.2 million for the year ended December 31, 2006 and $0 for the years ended December 31, 2005 and 2004.

Contingencies

Except as set forth below, the Company is not a party to nor are any of its properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision, and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs' request for further appellate review. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

14. Segment data

The Company views its operations and manages its business as one segment. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In addition, the Company does not allocate operating expenses to any segments, nor does it allocate specific assets to any segments. Therefore, segment information is identical to the consolidated balance sheet and consolidated statement of operations.

15. Related Party Transactions

The Company occupies space made available to it at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company's Non-Executive Chairman, Warren B. Kanders. This arrangement can be terminated at any time.

On September 22, 2006, the Company entered into an Equity Compensation Agreement (the “Compensation Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who was then the Company’s Executive Chairman of the Board of Directors, for prior strategic, consulting, investment banking and advisory services to the Company in connection with Company’s asset redeployment strategy. As compensation for such past services, the Company agreed to issue to Kanders & Company 8,274,000 shares of its common stock. Kanders & Company will receive no cash payment for its services pursuant to the Compensation Agreement. Pursuant to the terms and conditions of the Compensation Agreement, the Company granted “demand” and “piggyback” registration rights to Kanders & Company with respect to the shares of common stock that are issuable under the Compensation Agreement. The aggregate value of the awards was $7.4 million, which was based upon the closing price of the Company’s common stock of $0.89 on September 22, 2006, the date of the grant. The Company recorded compensation expense of $7.4 million relating to the grant of stock during the fourth quarter of the year ended December 31, 2006.

On September 22, 2006, the Company entered into a five-year consulting agreement (the “Consulting Agreement”) with Kanders & Company, which became effective as of the closing of the Concord Acquisition (as described in Note 16) on October 3, 2006. In addition, effective with the closing of the Concord Acquisition, Mr. Kanders resigned as Executive Chairman of the Company’s Board of Directors upon being nominated and elected to the position of Non-Executive Chairman of the Board of Directors. The Consulting Agreement provides that Kanders & Company will render investment banking and financial advisory services to the Company on a non-exclusive basis, including strategic planning, assisting in the development and structuring of corporate debt and equity financings, introductions to sources of capital, guidance and advice as to (i) potential targets for mergers and acquisitions, joint ventures, and strategic alliances, including facilitating the negotiations in connection with such transactions, (ii) capital and operational restructuring, and (iii) shareholder relations.

The Consulting Agreement provides for Kanders & Company to receive a fee equal of (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended December 31, 2006, the Company paid Kanders and Company $0.1 million and accrued and additional amount of $0.1 million related to the consulting agreement.

During the years ended December 31, 2006 and 2005, the Company reimbursed Clarus Corporation (“Clarus”) an aggregate of $65,000 and $35,000 for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of December 31, 2006 and 2005, respectively the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

16. Acquisition

On October 3, 2006, the Company, through its wholly-owned subsidiary, SIG Acquisition Corp. (“SIG”), acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). Concord is one of the nation’s leading independent manufacturers of steel counterweights that are incorporated into a variety of industrial equipment including aerial work platforms, cranes, elevators and material handling equipment.

The acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at their estimated fair values. Accordingly, the results of operations of Concord are included in the Company’s statement of operations since the date of acquisition. Goodwill was generated to the extent that the purchase price consideration exceeded the fair value of net assets acquired.

The total purchase price of the acquisition was $45.3 million, including transaction costs of approximately $3 million. In addition, CRC invested $3.0 million of their proceeds from the sale of CRC to purchase 3,529,412 unregistered shares of the common stock of the Company at the closing price per share of $0.85. Such shares are subject to a six-month lock-up agreement and a registration rights agreement containing customary “demand” and “piggyback” registration rights. In addition, pursuant to the purchase agreement, a final working capital adjustment of $0.5 million was returned to SIG as the opening balance sheet working capital was reconciled with CRC.

The funding of the consideration paid for the acquisition was as follows:

Cash, net	$10,981
Notes payable from bank	31,286
Transaction costs	3,068
Total purchase price	$45,335

The total purchase price of $45.3 million was allocated as follows:

Assets acquired:
Accounts receivable	$10,231
Inventory	12,149
Property, plant and equipment	3,220
Goodwill	3,154
Intangible assets	24,516
Other assets	868
54,138
Liabilities assumed:
Accounts payable	(6,704)
Accrued expenses and other liabilities	(1,034)
Other current liabilities	(1,065)
(8,803)

Net purchase price	$45,335

As a result of this business combination, the Company assessed the impact of Concord’s operations in the determination of its required valuation allowance for deferred tax assets. As a result of this assessment, the Company reduced its deferred tax valuation allowance by approximately $8 million. As a result of the Company’s estimated deferred tax asset valuation, goodwill was eliminated and intangible assets were reduced by $2.6 million

The following unaudited proforma consolidated results are presented to show the results on a proforma basis as if the 2006 acquisition of Concord had been completed as of January 1, 2005.

	Years Ended December 31,
	2006	2005

Net (loss) income	$(1,461)	$3,550

Basic net (loss) income per share:	$(0.04)	$0.11

Diluted net (loss) income per share	$(0.04)	$0.10

Pro Forma Results including historical financial statements and footnotes of Concord were included in the Company’s amended Current Report on Form 8-K/A filed with the Security and Exchange Commission on December 18, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2006, Net Perceptions, Inc. filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that on October 11, 2006, the Audit Committee of the Board of Directors approved a change in the independent accountants of the Company.

During the fiscal years ended December 31, 2005 and 2004 and through October 11, 2006, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report on the financial statements for such years. During the fiscal years ended December 31, 2005 and 2004 and through October 11, 2006, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively carried out an evaluation, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2006, management implemented additional oversight and review procedures designed to strengthen the internal control at Concord and are confident that, as of the date of this filing, the Company has substantially completed the process of fully integrating Concord into management’s review process.

No other changes in the Company’s internal control over financial reporting have come to management’s attention during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.netperceptions.com, our Internet website, at the tab “Corporate Governance”. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement used in connection with the 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

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
10.13*
Employment Agreement dated as of May 1, 2006, between Net Perceptions, Inc. and Nigel P. Ekern, (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).

10.14*
Equity compensation Agreement by and between Net Perceptions, Inc. and Kanders & Company, Inc., dated as of September 22, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.15*
Consulting Agreement by and between Net Perceptions, Inc. and Kanders & Company Inc., dated as of September 22, 2006 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.16*
Employment Agreement by and between Net Perceptions, Inc. and Albert Weggeman, dated as of September 22, 2006 (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.17*
Restricted Stock Award Agreement dated as of September 22, 2006, between Net Perceptions, Inc., and Mr. David A. Jones re Restricted Stock Award under 1999 Equity Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.18*
Restricted Stock Award Agreement dated as of September 22, 2006, between Net Perceptions, Inc., and Mr. Nicholas Sokolow re Restricted Stock Award under 1999 Equity Incentive Plan (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.19*
Credit Agreement dated October 3, 2006, between the SIG Acquisition Corp. and Lasalle Bank National Association, as agent, and the lenders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.2
Guaranty and Security Agreement dated October 3, 2006, among Net Perceptions, Inc., SIG Acquisition Corp., and Lasalle Bank National Association, as agent, and the lenders named therein (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.21	Form of Revolving Note (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).
10.22	Form of Term Note (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).
10.23	Form of Capital Expenditures Note (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).
10.24	Form of Swing Loan Note (filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).
10.25*
Employment Agreement dated as of October 3, 2006, between the Company and Paul Vesey (filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.26
Asset Purchase Agreement among the Company, SIG Acquisition Corp. and CRC Acquisition Co. LLC dated as of September 22, 2006 (without exhibits) (filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.27
Stock Purchase Agreement between the Company and CRC Acquisition Co. LLC dated as of October 3, 2006 (without exhibits) (filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.28
Equityholder Registration Rights Agreement dated as of October 3, 2006, between Net Perceptions, Inc., and CRC Acquisition Co. LLC (filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.29
Equityholder Lock-up Agreement dated as of October 3, 2006, between Net Perceptions, Inc., and CRC Acquisition Co. LLC (filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.30
Escrow Agreement dated as of October 3, 2006, among CRC Acquisition Co. LLC, SIG Acquisition Corp., and The Bank of New York (filed as Exhibit 10.12 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.31*
Employment Agreement dated as of December 1, 2006 between Net Perceptions, Inc. and Jonathan LaBarre (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2006).

10.32**	Lease dated as of November 30, 2006, between SIG Acquisition Corp., and Castleway Properties, LLC.

21.1**	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Represents a management contract or compensatory plan or arrangement.
** filed herewith.

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
(7) Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed December 23, 2003.
(8) Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.
(9) Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
(10) Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.
(11) Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

(b)	The exhibits are listed in Item 15. (a)(3) above.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET PERCEPTIONS, INC.

By:	/s/ ALBERT W. WEGGEMAN, JR
Albert W. Weggeman, Jr
President and Chief Executive Officer
Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2007.

Signature	Title

/s/ ALBERT W. WEGGEMAN, JR Albert W. Weggeman, Jr	President and Chief Executive Officer

/s/ JONATHAN LABARRE Jonathan LaBarre	Chief Financial Officer

/s/ WARREN B. KANDERS Warren B. Kanders	Non-Executive Chairman of the Board of Directors

/s/ DAVID A. JONES David A. Jones	Director

/s/ NICHOLAS SOKOLOW Nicholas Sokolow	Director

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
10.32**	Lease dated as of November 30, 2006, between SIG Acquisition Corp., and Castleway Properties, LLC.
21.1**	Subsidiaries of the Registrant
23.1**	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.
23.2**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1**	Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.