Form 10-K/A
period 2006-12-31
NET PERCEPTIONS INC
filed 2007-04-30
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 27, 2007, there were outstanding 41,382,147 shares of the Registrant’s Common Stock, $0.0001 par value.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Net Perceptions Inc.'s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III, Items 10, 11, 12, 13 and 14 and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2006. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein, including our financial statements and the notes to the financial statements, to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Net Perceptions, Inc. and its subsidiaries.

NET PERCEPTIONS, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS

Board of Directors

The age and principal occupation for the past five years of each our current members of our Board of Directors:

Warren B. Kanders, 49, has served as Non-Executive Chairman of our Board of Directors since October 3, 2006 and Executive Chairman of our Board of Directors from April 2004 to October 3, 2006. Mr. Kanders has served as the Founder and Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. Mr. Kanders has served as a member of the Board of Directors of Clarus Corporation since June 2002 and as the Executive Chairman of Clarus Corporation’s Board of Directors since December 2002 and as the Chairman of the Board of Directors of Langer, Inc. since November 2004. From October 1992 to May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson Eyecare Corporation. Mr. Kanders also serves as President of Kanders & Company, Inc. (“Kanders & Company”), a private investment firm owned and controlled by Mr. Kanders that makes investments in and renders consulting services to public and private entities. Mr. Kanders received a B.A. degree in Economics from Brown University in 1979.

Nicholas Sokolow, 57, has served as one of our directors since April 2004. Mr. Sokolow has served as a member of the Board of Directors of Armor Holdings, Inc. since January 1996 and as a member of the Board of Directors of Clarus Corporation since June 2002. Mr. Sokolow has been a partner in the law firm of Sokolow, Carreras & Associes since 1994. From June 1973 until October 1994, Mr. Sokolow was an associate and partner in the law firm of Coudert Brothers.

David A. Jones, 56, has served as one of our directors since June 2004. Mr. Jones has over 30 years experience as a senior executive with expertise in private wealth management and securities trading. Since January 2004, Mr. Jones has been the President of D.A. Jones LLC, where he serves as a professional trustee and independent advisor of high net worth individuals and families. From August 1994 until December 2003, Mr. Jones served as a managing director and the senior client executive at Deutsche Bank Private Wealth Management (formerly Bankers Trust). Since 1982, Mr. Jones has served on the board of trustees of The Jewish Home & Hospital Lifecare System in New York and served as its chairman from 1997 until 2001.

Executive Officers

The following table sets forth the name, age and position of each of our current executive officers as of the date hereof. Our executive officers are appointed by and serve at the discretion of the Board of Directors of Net Perceptions.

Name	Age	Position
Albert Weggeman	43	President and Chief Executive Officer
Jonathan LaBarre	37	Chief Financial Officer, Secretary and Treasurer
Paul Vesey	51	President and General Manager of Concord Steel

Albert W. Weggeman, 43, has served as President and Chief Executive Officer since October 3, 2006. From 2005 until 2006, he served as President of Tyden Group, Inc., a global manufacturer of cargo security and product identification and traceability technology. From 2001 until 2005 Mr. Weggeman was Chief Operating Officer for Key Components, Inc. LLC a company specializing in the design and manufacture of engineered components for a broad range of OEM applications and customers. From 1999 until 2001 Mr. Weggeman was President of a General Electric Company subsidiary focused on the manufacture and sale of outdoor electrical products. Mr. Weggeman also served in various leadership roles in M&A, Marketing, Operations and Strategic Planning functions for multinational manufacturing companies. Mr. Weggeman graduated with an Electrical Engineering degree from Northeastern University in 1988 and an MBA from Kellogg Graduate School of Management in Chicago in 1992. He is a graduate of General Electric Company’s Manufacturing Management Program.

Jonathan LaBarre, 37, has served as Chief Financial Officer, Secretary and Treasurer since December 1, 2006. Mr. LaBarre previously worked for Terex Corporation, a diversified global manufacturer, where he served as Senior Finance Manager, Corporate Finance since February 2002. From April 1999 until January 2002, Mr. LaBarre served in various finance leadership roles for Pratt & Whitney’s International Product Center, Division of United Technologies Corporation, a producer of aerospace, elevators and air conditioning products. Prior to that, from October 1997 until March 1999, Mr. LaBarre held various accounting and finance positions with The Stanley Works, an S&P 500 company. Mr. LaBarre graduated with a B.S. in Accounting from the Central Connecticut State University in 1994 and received a M.B.A. from Western New England College in 2000. Mr. LaBarre is a certified public accountant.

Paul Vesey, 51, has served as the President of Concord since October 3, 2006 and previously served as Concord’s Vice President from 1991 to 2006. Since 1980 Mr. Vesey has been employed by Concord in a variety of positions including Plant and General Manager with responsibilities that have included product development, sales and marketing.

Involvement in Certain Legal Proceedings

No director, executive officer, or person nominated to become a director or executive officer has, within the last five years: (i) had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for, any property or any business of such person or entity with respect to which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or practice; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and any persons who own more than 10% of our capital stock to file with the Securities and Exchange Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2006 fiscal year were timely filed with the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Complaint Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, and Corporate Governance Guidelines, all of which are available at our Internet website, www.netperceptions.com, at the tab ‘‘Investor Relations.’’ We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of Current Reports on Form 8-K with the Securities and Exchange Commission. Information on our Internet website does not constitute a part of this report.

Audit Committee

The Audit Committee is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent auditors; (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal control over financial reporting. In addition, the committee recommends to the Board of Directors the appointment of independent auditors and analyzes the reports and recommendations of such auditors.

Our Audit Committee is currently comprised of Messrs. Sokolow and Jones, with Mr. Sokolow serving as the Chairman, both of whom were determined by the Board to be independent of Net Perceptions based on the NASDAQ’s definition of “independence”. Our Board of Directors currently does not have an audit committee financial expert (as such term is defined under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder) serving on its Audit Committee. However, the Board of Directors is looking for and considering candidates to appoint to the Board of Directors and the Audit Committee who will serve on the Audit Committee as an audit committee financial expert. The Audit Committee met four times during fiscal 2006. The Board of Directors has adopted a written Charter for the Audit Committee, a copy of which was attached to our Proxy Statement for the Annual Meeting of Stockholders held on June 23, 2004 and is available at www.netperceptions.com, our Internet website, at the tab “Corporate Governance”.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors (the “Compensation Committee”) assists the Board in establishing compensation packages for Net Perceptions’ executive officers and non-employee directors and administering Net Perceptions’ incentive plans. The Compensation Committee is generally responsible for setting and administering the policies which govern annual executive salaries, raises and bonuses and certain awards of stock options and common stock, and, where applicable, compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) and such responsibility is generally limited to the actions taken by the Compensation Committee, although at times the full Board has determined annual executive salaries, raises and, where the Company has determined that compliance with the provisions of Section 162(m) is not required, bonuses as well as grants of stock options and common stock without having first received recommendations from the Compensation Committee. From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our stockholders.

The Compensation Committee is comprised of two directors, each of whom has considerable experience in executive compensation issues. Each member of the Compensation Committee meets the independence requirements specified by the NASDAQ and by Section 162(m) of the IRC.

Executive Compensation Philosophy

The general philosophy of our executive compensation program is to attract and retain talented management while ensuring that our executive officers are compensated in a way that advances the interests of our stockholders. In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance. The Compensation Committee is also guided by the principle that our compensation packages must be competitive, must support our overall strategy and objectives, and must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance. Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance. It is the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable identified on the summary compensation table on page 27 in compliance with Section 162(m) of the IRC, subject to ratification by the Board, and to certify compliance with such goals before such compensation is paid. Subject to this limitation, the Compensation Committee may also make recommendations to the Board with respect to non-Chief Executive Officer compensation and, either alone or with the other independent members of our Board, to determine and approve our Chief Executive Officer’s compensation.

In determining the compensation packages for our executive officers and non-employee directors, the Compensation Committee and the Board of Directors have evaluated the history and performance of Net Perceptions, previous compensation practices and packages awarded to Net Perceptions’ executive officers and non-employee directors, and compensation policies and packages awarded to executive officers and non-employee directors at similarly-situated companies.

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.

Compensation Program Components

Our executive compensation program emphasizes company performance, individual performance and an increase in stockholder value over time in determining executive pay levels. Our executive compensation program consists of three key elements: (i) annual base salaries; (ii) a performance-based annual bonus; and (iii) periodic grants of stock options and restricted stock. The Compensation Committee believes that this three-part approach best serves our and our stockholders’ interests by motivating executive officers to improve our financial position, holding executives accountable for the performance of the organizations for which they are responsible and by attracting key executives into our service. Under our compensation program, annual compensation for executive officers are composed of a significant portion of pay that is “at risk” -- specifically, the annual bonus, stock options and restricted stock.

Annual Cash Compensation

Base Salary. In reviewing and approving the base salaries of our executive officers, the Compensation Committee considers the scope of work and responsibilities, and other individual-specific factors; the recommendation of the Chief Executive Officer and (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive's experience. Except where an existing agreement establishes an executive’s salary, the Compensation Committee reviews executive officer salaries annually at the end of the fiscal year and establishes the base salaries for the upcoming fiscal year. In 2006, the salaries for the Company’s Named Executive Officers (other than Ms. Luckfield) were established pursuant to their respective employment agreements. In 2006, Mr. Kanders, who served as our Executive Chairman of the Board Directors until October 3, 2006, did not in his individual capacity receive a salary and was not awarded a cash bonus, stock options to purchase our common stock, shares of restricted common stock.

Performance-Based Annual Bonus. With regard to the compensation of the Named Executive Officers subject to Section 162(m) of the IRC, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation. In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of Net Perceptions as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies.

Equity-Based Compensation

Executive officers of Net Perceptions and other key employees who contribute to the growth, development and financial success of Net Perceptions are eligible to be awarded stock options to purchase our common stock, shares of restricted common stock, and bonuses of shares of common stock under our equity incentive plans. Awards under this plan help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our stockholders and aligns an employee’s interests with that of our stockholders. The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up or vesting schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long term. In connection with the Company’s prior acceleration of the vesting and issuance of certain stock options, the Company required the optionees to execute lock-up, confidentiality and non-competition agreements as a condition to the acceleration of such stock options. Such lock-up, confidentiality and non-competition agreements executed with the Company’s employees provide the Company with added protection. The Compensation Committee determines appropriate individual long-term incentive awards in the exercise of its discretion in view of the above criteria and applicable policies.

Perquisites and Other Personal and Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

The Company maintains a qualified 401(k) plan that provides for a Company contribution based on a matching schedule of a maximum of 20% up to the applicable IRS limits.

The Company also provides Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to Named Executive Officers.

The costs to the Company associated with providing these benefits for executive officers named in the Summary Compensation Table are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Accounting and Tax Considerations

Section 162(m) of the IRC generally disallows a tax deduction to public corporations for compensation other than performance-based compensation over $1,000,000 paid for any fiscal year to an individual who, on the last day of the taxable year, was (i) the chief executive officer or (ii) among the four other highest compensated executive officers whose compensation is required to be reported in the Summary Compensation Table contained herein. Compensation programs generally will qualify as performance-based if (1) compensation is based on pre-established objective performance targets, (2) the programs’ material features have been approved by stockholders, and (3) there is no discretion to increase payments after the performance targets have been established for the performance period. The Compensation Committee desires to maximize deductibility of compensation under Section 162(m) of the IRC to the extent practicable while maintaining a competitive, performance-based compensation program. However, the Compensation Committee also believes that it must reserve the right to award compensation which it deems to be in our best interest and our stockholders but which may not be tax deductible under Section 162(m) of the IRC.

Post-Employment and Other Events

Retirement, death, disability and change-in-control events trigger the payment of certain compensation to the Named Executive Officers that is not available to all salaried members. Such compensation is discussed under the headings “Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Role of Executive Officers in Compensation Decisions

The Compensation Committee determines the total compensation of our Chief Executive Officer and oversees the design and administration of compensation and benefit plans for all of the Company’s employees. Certain executive officers, including the Chief Executive Officer and Chief Financial Officer may attend a portion of most regularly scheduled Compensation Committee meetings, excluding executive sessions. The Compensation Committee also obtains input from our legal, finance and tax functions, as appropriate.

Summary

The Compensation Committee believes that the total compensation package has been designed to motivate key management to improve the operations and financial performance of the Company, thereby increasing the market value of our Common Stock. The tables in this Executive Compensation section reflect the compensation structure established by the Compensation Committee.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned for the periods presented below by our executive officers and persons as to whom disclosure is required under the applicable rules of the SEC (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($) (i)	Total ($) (j)
Warren B. Kanders Executive Chairman	2006	—	—	—	—	—	—	—	(1)
Albert W. Weggeman President and CEO(2)	2006	75,000	75,000	—	2,217,363	—	—	39,383	2,406,746
Jonathan LaBarre CFO, Secretary, and Treasurer (3)	2006	17,083	51,833	—	640,000	—	—	1,750	710,666
Paul Vesey President of Concord Steel (4)	2006	53,090	125,000	285,833	—	—	—	107,787	571,710
Nigel P. Ekern Chief Admininstrative Officer (5)	2006	206,250	—	—	—	—	—	500,000	706,250
Susan Luckfield Controller(6)	2006	2,500	—	—	—	—	—	—	2,500

(1)  In 2006, Mr. Kanders, who served as our Executive Chairman of the Board Directors until October 3, 2006, did not in his individual capacity receive a salary and was not awarded a cash bonus, stock options to purchase our common stock or shares of restricted common stock. Does not include (i) 8,274,000 shares of the Company’s common stock, valued at $0.89 per share, issued pursuant to the terms of the Equity Compensation Agreement, dated September 22, 2006, by and between Net Perceptions and Kanders & Company; and (ii) a fee payable to Kanders & Company pursuant to the terms of the Consulting Agreement, dated September 22, 2006, equal to (a) $500,000 in cash per annum during the term of such consulting agreement; and (b) 1% of the amount by which Net Perceptions’ revenues exceeds $60,000,000, payable in shares of Net Perceptions’ common stock valued at the weighted average price of the common stock for the fiscal year in question. The terms of the equity compensation agreement and the consulting agreement are discussed under the heading “Certain Relationships and Related Transactions” in this Proxy Statement.

(2)  Mr. Weggeman commenced employment as the Company's President and Chief Executive Officer effective October 3, 2006. The Company pays Mr. Weggeman a base salary of $300,000 per year pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Proxy Statement. Other Compensation includes $33,333 for consulting services provided to the Company prior to the commencement of Mr. Weggeman's employment with the Company and $6,050 for health benefits.

(3)  Mr. LaBarre commenced employment as the Company's Chief Financial Officer, Secretary and Treasurer effective December 1, 2006. The Company pays Mr. LaBarre a base salary of $205,000 per year pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Proxy Statement. Other Compensation relates to health benefits.

(4)  Mr. Vesey's salary earned from the October 3, 2006 acqusition of Concord Steel through December 31, 2006. The Company pays Mr. Vesey a base salary of $180,000 per year pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Proxy Statement. Other Compensation includes $100,000 for closing the acqusition of Concord Steel, $1,737 for three months of vehicle allowance and $6,050 for health benefits.

(5)  Mr. Ekern resigned as Chief Administrative Officer effective October 3, 2006. Other Compensation reflects his severance payment which was paid in full on January 2, 2007 pursuant to the terms of the resignation and severance agreement and general release dated December 11, 2006.

(6)  Ms. Luckfield resigned as Controller effective December 1, 2006.

Grants of Plan-Based Awards

The following table contains certain information regarding grants of plan based awards in fiscal year 2006 by each of the Named Executive Officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Committee Action Date	Threshold ($) (c)	Target $ (d)	Maximum ($) (e)	Threshold ($) (f)	Target $ (g)	Maximum ($) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)
Warren B. Kanders	9/22/2006	—	—	—	—	—	—	—	—	—	—
Albert W. Weggeman	10/3/2006	—	75,000	75,000	75,000	—	—	—	—	2,491,419	1,594,508
Jonathan LaBarre	12/1/2006	—	51,833	51,833	51,833	—	—	—	—	250,000	640,000
Paul Vesey	10/3/2006	—	125,000	125,000	125,000	21,177	21,177	21,177	147,059	—	—
Nigel P. Ekern	—	—	—	—	—	—	—	—	—	—	—
Susan Luckfield	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

The following table contains certain information concerning stock options and stock awards held by the Named Executive Officers at December 31, 2006.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Warren B. Kanders	—	—	—	—	—	—	—	—	—
Albert W. Weggeman	69,206	2,422,213	—	0.64	9/22/2016	—	—	—	—
Jonathan LaBarre	—	250,000	—	2.56	10/03/2016	—	—	—	—
Paul Vesey	—	—	—	—	—	147,059	360,295	—	—
Nigel P. Ekern	—	—	—	—	—	121,528	297,744	—	— —
	—	—	—	—	—	44,445	108,890	—	—
Susan Luckfield	17,000	33,000	—	0.74	12/31/2014	—	—	—	—

Option Exercises and Stock Vested During Fiscal 2006

The following table contains certain information concerning stock options and stock awards that vested by the Named Executive Officers at December 31, 2006.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Warren B. Kanders	—	—	—	—
Albert W. Weggeman	—	—	—	—
Jonathan LaBarre	—	—	—	—
Paul Vesey (1)	—	—	11,765	21,177
Nigel P. Ekern	—	—	—	—
Susan Luckfield	—	—	—	—

(1) Mr. Vesey was granted 158,824 options to purchase shares of common stock on October 3, 2006 of which 11,765 vested as of the grant date.

Pension Benefits - Fiscal 2006

There were no pension benefits earned by our Named Executive Officers during the year ended December 31, 2006.

Nonqualified Deferred Compensation - Fiscal 2006

There were no nonqualified deferred compensation benefits earned by our Named Executive Officers during the year ended December 31, 2006.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon voluntary termination; retirement; involuntary not-for-cause termination; involuntary for cause termination; termination following a change of control; retention following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment.

Payments Made Upon Retirement

In the event of the retirement of a Named Executive Officer, no additional benefits are paid.

Payments Made Upon a Change of Control

Upon a change of control, in addition to the benefits listed under the heading “Payments Made Upon Termination”, stock option and restricted stock awards granted to the Named Executive Officers under our 1999 Equity Stock Plan will generally automatically vest become exercisable except to the extent such awards are not assumed by the successor company or replaced with a comparable award. In addition, in the event that any stock options or restricted stock granted under our 1999 Equity Incentive Plan is assumed by a successor company and within 18 months after the change of control the Named Executive Officer employment is involuntarily terminated, then all such stock options or restricted stock shall automatically become fully vested and exercisable.

Generally, pursuant to the 1999 Equity Incentive Plan, a change of control is deemed to occur in the event that:

•	the current members of the Board cease to constitute fewer than two-thirds of the Board;

•
the Company shall have been sold by either (i) a sale of all or substantially all its assets, or (ii) a merger or consolidation, other than any merger or consolidation pursuant to which the Company acquires another entity, or (iii) a tender offer, whether solicited or unsolicited; or

•
any party, other than the Company, is or becomes the “beneficial owner” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), directly or indirectly, of voting securities representing 50% or more of the total voting power of the Company.

Albert W. Weggeman

The following table shows the potential payments upon termination or a change of control of the Company for Albert W. Weggeman, the Company’s President and Chief Executive Officer.

Executive Benefits Upon payments Upon Separation (a)	Voluntary Termination on 12/31/06 ($) (b)	Without Cause Termination on 12/31/06 ($) (e)		Change-in-Control and Termination on 12/31/06 ($) (f)		Change in Control Retention on 12/31/06 ($) (g)
Compensation
Cash Severance Salary	—	300,000	(1)	—		—
Stock Options	—	—		—		—
Restricted Stock	—	—		3,000,000	(2)	—
Total	—	300,000		3,000,000		—

(1)	Mr. Weggeman to receive one year base salary pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Report.

(2)	Mr. Weggeman’s unvested shares of restricted stock will fully vest and valued using the December 31, 2006 market price of $2.45 per share.

Jonathan LaBarre

The following table shows the potential payments upon termination or a change of control of the Company for Jonathan LaBarre, the Company’s Chief Financial Officer, Secretary and Treasurer.

Executive Benefits Upon payments Upon Separation (a)	Voluntary Termination on 12/31/06 ($) (b)	Without Cause Termination on 12/31/06 ($) (e)		Change-in-Control and Termination on 12/31/06 ($) (f)	Change in Control Retention on 12/31/06 ($) (g)
Compensation
Cash Severance Salary	—	205,000	(1)	—	—
Stock Options	—	—		(2)	—
Restricted Stock	—	—		—	—
Total	—	205,000	(1)	—	—

(1)	Mr. LaBarre to receive one year base salary pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Report.

(2)
Mr. LaBarre’s unvested stock options will be accelerated. No amount was entered in the above chart due to the December 31, 2006 market price of $2.45 per share being greater than the exercise price of Mr. LaBarre’s stock options.

Paul Vesey

The following table shows the potential payments upon termination or a change of control of the Company for Paul Vesey, the Company’s President of Concord Steel.

Executive Benefits Upon payments Upon Separation (a)	Voluntary Termination on 12/31/06 ($) (b)	Without Cause Termination on 12/31/06 ($) (e)		Change-in-Control and Termination on 12/31/06 ($) (f)		Change in Control Retention on 12/31/06 ($) (g)
Compensation
Cash Severance Salary	—	495,000	(1)	495,000	(1)	495,000	(1)
Stock Options	—	—		—		—
Restricted Stock	—	264,706	(2)	264,706	(2)	264,706	(2)
Total	—	759,706		759,706		759,706

(1)
Mr. Vesey to receive two years and nine months base salary of $180,000 per year pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Report.

(2)	Mr. Vesey’s unvested shares of restricted shares will be accelerated and valued using the December 31, 2006 market price of $2.45.

Warren B. Kanders

Pursuant to the terms of the consulting agreement, dated September 22, 2006, by and between Net Perceptions and Kanders & Company, upon a “change-in-control” (as defined in the consulting agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the consulting agreement. Upon the death or permanent disability of Mr. Kanders, the Company agreed to make a one time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the consulting agreement will terminate. Mr. Kanders is the sole stockholder of Kanders & Company. The terms of the consulting agreement are discussed under the heading “Certain Relationships and Related Transactions” in this Report.

Nigel P. Ekern

On December 11, 2006, the Company entered into a Resignation and Severance Agreement and General Release (the "Agreement") with Mr. Nigel P. Ekern, our Chief Administrative Officer, which provides that Mr. Ekern's employment with the Company is terminated effective as of December 31, 2006, and he shall receive a severance payment of $250,000, to be paid over a period of one year. Additionally, all unvested options shall fully vest on December 15, 2006 (the "Option Vesting Date"), all options shall terminate at the earlier of (i) the termination date set forth in the option agreements or (ii) December 31, 2007, and all restrictions on transfer of shares acquirable upon exercise of options shall terminate as of the Option Vesting Date. Also under the terms of the Agreement, all restricted stock awards and shares of restricted stock which are not presently vested in full as of January 1, 2007 (the "RSA Vesting Date"), and all restrictions on the transfer of shares of restricted stock shall expire on the RSA Vesting Date. The Agreement further provides that Mr. Ekern has agreed to customary confidentiality, non-disparagement, assignment-of-inventions, and non-competition provisions, and has given the Company a general release. All provisions of Mr. Ekern's prior employment agreement with the Company, dated as of May 1, 2006, have been terminated.

Executive Benefits Upon payments Upon Separation (a)	Voluntary Termination on 12/31/06 ($) (b)	Without Cause Termination on 12/31/06 ($) (e)	Change-in-Control and Termination on 12/31/06 ($) (f)	Change in Control Retention on 12/31/06 ($) (g)
Compensation
Cash Severance Salary	350,000	—	350,000	—
Stock Options	—	—	—	—
Restricted Stock	91,693	—	91,693	—
Total	441,693	—	441,693	—

Susan Luckfield

The following table shows the potential payments upon termination or a change of control of the Company for Susan Luckfield, the Company’s former Controller.

Executive Benefits Upon payments Upon Separation (a)	Voluntary Termination on 12/31/06 ($) (b)	Without Cause Termination on 12/31/06 ($) (e)	Change-in-Control and Termination on 12/31/06 ($) (f)		Change in Control Retention on 12/31/06 ($) (g)
Compensation
Cash Severance Salary	—	—	—		—
Stock Options	—	—	28,499	(1)	—
Restricted Stock	—	—	—		—
Total	—	—	28,499		—

(1)	Ms. Luckfield served as our Controller until the commencement of Mr. LaBarre's employment with the Company effective December 1, 2006.

(2)	Ms. Luckfield's unvested stock options will be accelerated and valued using the December 31, 2006 market price of $2.45.

Employment Agreements

Albert W. Weggeman

On September 22, 2006, we entered into an employment agreement with Albert W. Weggeman which provides that he will serve as our President and Chief Executive Officer for a three year term that commenced on October 3, 2006, subject to earlier termination as set forth in the employment agreement. The employment agreement provides for a base salary of $300,000. The Compensation Committee and the Board of Directors shall review Mr. Weggeman’s base salary annually and, based on a number of factors, including, without limitation, Net Perceptions’ performance and Mr. Weggeman’s performance, may in their sole and absolute discretion, increase Mr. Weggeman’s base salary. In addition, Mr. Weggeman is entitled to receive annual and other bonuses as may be determined in the sole discretion of the Compensation Committee and the Board of Directors.

In the event Mr. Weggeman’s employment is terminated by Net Perceptions without “cause” (as such term is defined in his employment agreement) or if Net Perceptions fails to renew or extend the term of his employment agreement, and the Net Perceptions so elects, and Mr. Weggeman has complied with the terms of his employment agreement, Net Perceptions may continue to pay Mr. Weggeman his base compensation for up to an additional 12 months. In addition, Mr. Weggeman’s employment agreement may be terminated at Net Perceptions’ option for “cause” (as such term is defined in his employment agreement).

Mr. Weggeman’s employment agreement contains a non-competition covenant and non-solicitation provisions (relating to Net Perceptions’ employees and customers) effective during the term of his employment and for one year after any termination of Mr. Weggeman’s employment and for the duration of any extended severance period in the event of termination of employment without cause due to failure to renew or extend the employment agreement.

Pursuant to the terms of the employment agreement, Mr. Weggeman received a non-plan option to purchase 2,491,419 shares of Net Perceptions’ common stock, having an exercise price equal to $0.64 per share, of which (i) 1,245,709 shares shall vest in three equal installments commencing on the first anniversary of the date of grant; (ii) 415,237 shares shall vest if Net Perceptions’ EBITDA (based upon its audited financial statements) for the year ending December 31, 2007, is not less than $13,800,000, or if EBITDA for the two years ending December 31, 2008 is not less than $29,500,000; (iii) 415,237 shares shall vest if EBITDA for the year ending December 31, 2008, is not less than $15,700,000, or if EBITDA for the two years ending December 31, 2009 is not less than $32,900,000; and (iv) 415,236 shares shall vest if EBITDA for the year ending December 31, 2009, is not less than $17,200,000, or if Net Perceptions (in its absolute discretion) elects to extend or renew Mr. Weggeman's employment for an additional three-year term, and the EBITDA for the two years ending December 31, 2010, exceeds a target to be determined by the Net Perceptions and set forth in such extended or renewed employment agreement. In addition, Mr. Weggeman may be entitled, during the term of the employment agreement, to receive additional options, at such exercise prices and other terms as the Compensation Committee of the Board may, in its sole and absolute discretion, determine. Pursuant to the terms of the employment agreement, Mr. Weggeman also received, under our 1999 Equity Incentive Plan, the following amounts of shares of Net Perceptions’ restricted common stock (the “Restricted Stock”): (i) $1,000,000 of Restricted Stock upon Net Perceptions achieving annual earnings before interest, taxes, depreciation and amortization, as computed by Net Perceptions on or prior to its filing of its annual report on Form 10-K, on a consistent basis (“EBITDA”) of at least $25,000,000 in a fiscal year of Net Perceptions; (ii) $1,000,000 of Restricted Stock shall be granted upon Net Perceptions achieving annual EBITDA of at least $50,000,000 in a fiscal year of Net Perceptions; and (iii) $1,000,000 shall be granted upon Net Perceptions achieving annual EBITDA of at least $75,000,000 in a fiscal year of Net Perceptions. Each of the grants specified in (i)-(iii) above are one-time grants which vest on the date on which the Company’s Form 10-K is filed in respect of the fiscal year for which the grant is being made and the grant price will be the closing price of shares of Net Perceptions’ common stock on the principal exchange on which it is traded on such date. Additionally, pursuant to the terms of the employment agreement, Mr. Weggeman agreed not to sell, pledge, hypothecate or otherwise transfer the Restricted Stock within a one year period after grant without the consent of the Board of Directors.

During the term of his employment, Mr. Weggeman shall be entitled to participate in or benefit from, in accordance with the eligibility and other provisions thereof, Net Perceptions’ medical insurance and other fringe benefit plans or policies as it may make available to, or have in effect for, its personnel with commensurate duties from time to time. Net Perceptions’ retains the right to terminate or alter any such plans or policies from time to time. Mr. Weggeman shall also be entitled to four weeks paid vacation each year, sick leave and other similar benefits in accordance with policies of Net Perceptions from time to time in effect for personnel with commensurate duties.

Jonathan LaBarre

On December 1, 2006, we entered into an employment agreement with Jonathan LaBarre which provides that he will serve as our Chief Financial Officer and Principal Financial Officer for a three year term, subject to earlier termination as set forth in the employment agreement. The employment agreement provides for a base salary of $205,000 and a one-time bonus in the amount of $45,000 payable upon the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Compensation Committee and the Board of Directors shall review Mr. LaBarre’s base salary annually and, based on a number of factors, including, without limitation, Net Perceptions’ performance and Mr. LaBarre’s performance, may in their sole and absolute discretion, increase Mr. LaBarre’s base salary. In addition, Mr. LaBarre is entitled to receive annual and other bonuses as may be determined in the sole discretion of the Compensation Committee and the Board of Directors.

In the event Mr. LaBarre’s employment is terminated by Net Perceptions without “cause” (as such term is defined in his employment agreement) or if Net Perceptions fails to renew or extend the term of his employment agreement, and the Net Perceptions so elects, and Mr. LaBarre has complied with the terms of his employment agreement, Net Perceptions may continue to pay Mr. LaBarre his base compensation for up to an additional 12 months. In addition, Mr. LaBarre’s employment agreement may be terminated at Net Perceptions’ option for “cause” (as such term is defined in his employment agreement).

Mr. LaBarre’s employment agreement contains a non-competition covenant and non-solicitation provisions (relating to Net Perceptions’ employees and customers) effective during the term of his employment and for one year after any termination of Mr. LaBarre’s employment and for the duration of any extended severance period in the event of termination of employment without cause due to failure to renew or extend the employment agreement.

Pursuant to the terms of the employment agreement, Mr. LaBarre received an option under Net Perceptions’ 1999 Equity Incentive Plan to purchase 250,000 shares of Net Perceptions’ common stock, having an exercise price of $2.56, of which (i) 125,000 shares shall vest in three equal annual installments commencing on the first anniversary of the date of grant; (ii) 41,668 shares shall vest if Net Perceptions’ EBITDA (as reflected in its audited financial statements) for the year ending December 31, 2007, is not less than $13,800,000, or if EBITDA for the two years ending December 31, 2008 is not less than $29,500,000; (iii) 41,666 shares shall vest if EBITDA for the year ending December 31, 2008, is not less than $15,700,000, or if EBITDA for the two years ending December 31, 2009 is not less than $32,900,000; and (iv) 41,666 shares shall vest if EBITDA for the year ending December 31, 2009, is not less than $17,200,000, or if Net Perceptions’ (in its absolute discretion) elects to extend or renew Mr. LaBarre's employment for an additional three-year term, and the EBITDA for the two years ending December 31, 2010, exceeds a target to be determined by Net Perceptions’ and set forth in such extended or renewed employment agreement. In addition, Mr. LaBarre may be entitled, during the term of the employment agreement, to receive additional options, at such exercise prices and other terms as the Compensation Committee of the Board may, in its sole and absolute discretion, determine.

During the term of his employment, Mr. LaBarre shall be entitled to participate in or benefit from, in accordance with the eligibility and other provisions thereof, Net Perceptions’ medical insurance and other fringe benefit plans or policies as it may make available to, or have in effect for, its personnel with commensurate duties from time to time. Net Perceptions’ retains the right to terminate or alter any such plans or policies from time to time. Mr. LaBarre shall also be entitled to four weeks paid vacation each year, sick leave and other similar benefits in accordance with policies of Net Perceptions from time to time in effect for personnel with commensurate duties.

Paul Vesey

On October 3, 2006, we entered into an employment agreement with Paul Vesey which provides that he will serve as the President and General Manager of Concord Steel for a three year term, subject to earlier termination as set forth in the employment agreement. The employment agreement provides for a base salary of $180,000 and a one-time bonus in the amount of $125,000, if Net Perceptions exceeds revenues of $80,700,000 for the 2006 fiscal year, payable upon the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Compensation Committee and the Board of Directors shall review Mr. Vesey’s base salary annually and, based on a number of factors, including, without limitation, Net Perceptions’ performance and Mr. Vesey’s performance, may in their sole and absolute discretion, increase Mr. Vesey’s base salary. In addition, Mr. Vesey is entitled to receive annual and other bonuses as may be determined in the sole discretion of the Compensation Committee and the Board of Directors.

In the event Mr. Vesey’s employment is terminated by Net Perceptions without “cause” (as such term is defined in his employment agreement), Mr. Vesey is entitled to receive his base compensation for the remainder of the term and all of his unvested stock awards shall vest at the end the applicable non-compete period as set forth in his employment agreement. In the event that Net Perceptions fails to renew or extend the term of Mr. Vesey’s employment agreement, and Mr. Vesey has complied with the terms of the employment agreement, Net Perceptions will continue to pay Mr. Vesey his base compensation for up to an additional 12 months. In addition, Mr. Vesey’s employment agreement may be terminated at Net Perceptions’ option for “cause” (as such term is defined in his employment agreement).

Mr. Vesey’s employment agreement contains a non-competition covenant and non-solicitation provisions (relating to Net Perceptions’ employees and customers) effective during the term of his employment and for one year after any termination of Mr. Vesey’s employment and for the duration of any extended severance period in the event of termination of employment without cause due to failure to renew or extend the employment agreement.

Pursuant to the terms of the employment agreement, Mr. Vesey received the following amounts of Restricted Stock under Net Perceptions’ 1999 Equity Incentive Plan: (i) 147,059 shares of Restricted Stock, which shall vest upon the occurrence of any of the following: (i) the Company achieving revenues of at least $90,000,000 for the fiscal year ending December 31, 2007, (ii) the Company achieving gross profit of at least $18,600,000 for the fiscal year ending December 31, 2007 or (iii) the Company achieving EBITDA of at least $14,800,000 for the fiscal year ending December 31, 2007 and (ii) 11,765 shares of fully vested Restricted Stock upon the commencement date. The grant specified in (i) above is a one-time grant which vests on the date on which the Company’s Form 10-K is filed in respect of the fiscal year for which the grant is being made and the grant price will be the closing price of shares of Net Perceptions’ common stock on the principal exchange on which it is traded on such date. Additionally, pursuant to the terms of the employment agreement, Mr. Vesey agreed not to sell, pledge, hypothecate or otherwise transfer the Restricted Stock within a one year period after grant without the consent of the Board of Directors.

During the term of his employment, Mr. Vesey shall be entitled to participate in or benefit from, in accordance with the eligibility and other provisions thereof, Net Perceptions’ medical insurance and other fringe benefit plans or policies as it may make available to, or have in effect for, its personnel with commensurate duties from time to time. Net Perceptions’ retains the right to terminate or alter any such plans or policies from time to time. Mr. Vesey shall also be entitled to four weeks paid vacation each year, sick leave and other similar benefits in accordance with policies of Net Perceptions from time to time in effect for personnel with commensurate duties.

Nigel P. Ekern

On May 1, 2006, the Company entered into an employment agreement with its Chief Administrative Officer, Mr. Nigel P. Ekern, for an indefinite term, terminable on notice at the election of the Company or Mr. Ekern, at a salary of $75,000 per year, plus performance bonuses, if any, which may be awarded by the Board of Directors in its discretion. His duties under the agreement require him to serve as an executive of the Company, and to devote only such time as is necessary to the performance of his duties. If Mr. Ekern is terminated without cause by the Company (other than upon a change of control), he is entitled to 12 months' severance pay. Under the agreement, Mr. Ekern agreed that he will not sell any shares of the Company’s securities granted to him under any stock incentive plan or similar plan until after his termination date.

Compensation Committee Report

The Company’s Compensation Committee of the Board (the “Compensation Committee”) has submitted the following report for inclusion in this Report:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Report with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the SEC.

MEMBERS OF THE COMPENSATION COMMITTEE

Nicholas Sokolow (Chairman)
David A. Jones

Compensation Committee Interlocks And Insider Participation

During fiscal 2006, none of the members of our Compensation Committee, (i) served as an officer or employee of Net Perceptions or its subsidiaries, (ii) was formerly an officer of Net Perceptions or its subsidiaries or (iii) entered into any transactions with Net Perceptions or its subsidiaries. During fiscal 2006, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of Net Perceptions.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2006:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)		Total ($) (h)
Warren B. Kanders	—	—		—	—	—	—		(1)
Nicholas Sokolow	—	89,000	(2)	—	—	—	—		89,000
David A. Jones	—	89,000	(2)	—	—	—	—		89,000
Gianmaria C. Delzanno	—	—		—	—	—	675,000	(3)	675,000

(1) In 2006, Mr. Kanders, who served as our Executive Chairman of the Board Directors until October 3, 2006, did not in his individual capacity receive a salary and was not awarded a cash bonus, stock options to purchase our common stock or shares of restricted common stock. Does not include (i) 8,274,000 shares of the Company’s common stock, valued at $0.89 per share, issued pursuant to the terms of the Equity Compensation Agreement, dated September 22, 2006, by and between Net Perceptions and Kanders & Company; and (ii) a fee payable to Kanders & Company pursuant to the terms of the Consulting Agreement, dated September 22, 2006, equal to (a) $500,000 in cash per annum during the term of such consulting agreement; and (b) 1% of the amount by which Net Perceptions’ revenues exceeds $60,000,000, payable in shares of Net Perceptions’ common stock valued at the weighted average price of the common stock for the fiscal year in question. The terms of the equity compensation agreement and the consulting agreement are discussed under the heading “Certain Relationships and Related Transactions” in this Report.

(2) Mr. Sokolow and Mr. Jones were both granted 100,000 shares restricted stock awards on September 22, 2006 at $0.89 per share.

(3) Effective September 22, 2006, Gianmaria Delzanno resigned as a member of the Board of Directors. A general release and success payment was paid on March 6, 2007.

Discussion of Director Compensation

We do not provide our directors with cash compensation for their services as members of the Board of Directors, although directors are reimbursed for expenses in connection with attendance at Board and committee meetings. Directors who are also our employees are eligible to participate in our 1999 Equity Incentive Plan. None of the members of our current Board of Directors is currently an employee of the Company. Non-employee directors are eligible to participate in our 1999 Non-Employee Director Option Plan. Pursuant to the terms of the 1999 Non-Employee Director Option Plan, each non-employee director receives an automatic option grant to purchase 50,000 shares of common stock upon his or her initial election or appointment to the Board. From time to time, non-employee directors may also receive discretionary option or stock grants under our equity incentive plans. Effective September 22, 2006, the Company entered into a restricted stock award agreement with Mr. Jones and Mr. Sokolow pursuant to which each director was awarded 100,000 shares of restricted common stock under the Company's 1999 Equity Incentive Plan, which vest immediately but are subject to prohibitions on transfer which expire in eight consecutive quarterly tranches of 12,500 shares each, commencing September 30, 2006 and expiring June 30, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership Of Company Common Stock By
Directors, Officers And Principal Stockholders

The following table sets forth as of April 27, 2007 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person known to us to own or control 5% or more of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers set forth in the summary compensation table on page 9, and (iv) our named executive officers, directors and nominees as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Net Perceptions, Inc., One Landmark Square, 22nd Floor, Stamford, Connecticut 06901.

Name	Common Stock Beneficially Owned (1)		Percentage of Common Stock (2)
Warren B. Kanders and Kanders & Company, Inc.	13,995,555	(3)	33.8%

White Rock Capital Management, L.P. 3131 Turtle Creek Boulevard, Suite 800 Dallas, Texas 75219	4,243,000	(5)	10.3%

CRC Acquisition Co., LLC One Landmark Square Stamford CT 06901	3,529,412	(4)	8.5%

Austin W. Marxe and David M. Greenhouse 537 Madison Ave., Suite 2600 New York, NY 10022	1,345,057	(6)	3.3%

Nigel P. Ekern 741 Hollow Tree Ridge Road Darien CT 06820	431,205	(7)	1.0%

Nicholas Sokolow	410,776	(8) (9)	1.0%

Albert W. Weggeman	276,824	(10)	*

David A. Jones	150,000	(11)	*

Gianmaria C. Delzanno	50,000	(12)	*

Susan Luckfield	33,334	(13)	*

Paul Vesey	11,765	(14)	*

Jonathan LaBarre	—	(15)	*

All directors, nominees for directors and named executive officers as a group (9 persons)	15,359,459	(16)	37.1%

(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares within 60 days of April 27, 2007: (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security.

(2)	Percentage of beneficial ownership is based on 41,382,147 shares of common stock outstanding as of April 27, 2007.

(3)
Includes 5,628,300 shares of common stock issuable upon conversion of a 2% Convertible Subordinated Note, due April 21, 2014, based upon a conversion price of $0.45, subject to adjustment (the “Note”). The Note was issued to Olden Acquisition LLC, a Delaware limited liability company, on April 21, 2004. The sole member of Olden is Kanders & Company, Inc., of which Warren B. Kanders is the sole shareholder and the President. Mr. Kanders disclaims beneficial ownership of the Note and the shares of common stock into which it is convertible. Also includes, a stock grant of (i) 8,274,000 shares of common stock pursuant to the terms of the equity compensation agreement, dated September 22, 2006, by and between Net Perceptions, Inc. and Kanders & Company, Inc.; and (ii) 93,255 shares of common stock pursuant to the terms of the consulting agreement, dated September 22, 2006 by and between Net Perceptions, Inc. and Kanders & Company, Inc. Mr. Kanders disclaims beneficial ownership of the shares of common stock granted pursuant to these agreements.

(4)	Based on a Schedule 13D filed by CRC Acquisition Co. LLC, and certain of their affiliates, on October 11, 2006.

(5)	Based on a Schedule 13G/A filed by White Rock Capital Management, L.P., and certain of its affiliates, on January 24, 2007.

(6)	Based on a Schedule 13G/A filed by Austin W. Marxe and David M. Greenhouse, and certain of their affiliates, on April 9, 2007.

(7)	Includes Mr. Ekern’s 431,205 vested shares of restricted common stock.

(8)
Includes Mr. Sokolow’s options to purchase 50,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 27, 2006; and 100,000 shares of restricted stock granted and fully vested on September 22, 2006 at $0.89 per share.

(9)	Includes 260,776 shares of common stock held by Comadets, LLC of which Mr. Sokolow is the Managing Member. Mr. Sokolow disclaims beneficial ownership of the shares of common stock.

(10)
Includes Mr. Weggeman’s options to purchase 276,824 shares of common stock that are presently exercisable or exercisable within 60 days of April 27, 2007. Excludes options to purchase 968,885 shares of common stock that are presently unexercisable and unexercisable within 60 days of April 27, 2006.

(11)	Includes Mr. Jones’ 100,000 shares of restricted stock granted and fully vested on September 22, 2006 at $0.89 per share.

(12)	Includes Mr. Delzanno’s options to purchase 50,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 27, 2007.

(13)
Includes Ms. Luckfield’s options to purchase 33,334 shares of common stock that are presently exercisable or exercisable within 60 days of April 27, 2007. Excludes options to purchase 16,666 shares of common stock that are presently unexercisable and unexercisable within 60 days of April 27, 2006.

(14)	Includes Mr. Vesey’s 11,765 vested shares of restricted common stock. Excludes 147,059 unvested shares of restricted common stock, which have no voting, dividend and other distribution rights.

(15)	Excludes Mr. LaBarre’s options to purchase 125,000 shares of common stock that are presently unexercisable and unexercisable within 60 days of April 27, 2006.

(16)	See footnotes (3) and (7) through (15).

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding our equity plans as of December 31, 2006:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity comensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	470,661	$1.65	1,272,754	(1)

Equity compensation plans not approved by security holders (2) (3)	2,491,419	$0.64	490,043
Total	2,962,080	$0.80	1,762,797

(1)
In addition to stock options, awards under our 1999 Equity Incentive Plan (the “1999 Plan”) may take the form of restricted stock, stock appreciation rights and stock units as specified in such plan. If such awards are granted, they will reduce the number of shares of common stock available for issuance pursuant to future stock option awards. 674,955 shares of restricted stock have been issued from the 1999 Plan in 2004 and 2005 and therefore reduced the number of shares common stock available for future issuance.

(2)
The Company’s 2000 Stock Plan (the “2000 Plan”) was adopted by the Board effective April 20, 2000. The Company has reserved 500,000 shares of common stock for issuance under the 2000 Plan. Nonstatutory options and restricted stock awards may be granted under the 2000 Plan to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of grant or consultants. All option grants will have an exercise price per share equal to not less than 85% of the fair market value per share of common stock on the grant date. Each option will vest in installments over the optionee’s period of service with the Company. The purchase price for newly issued restricted shares awarded under the 2000 Stock Plan may be paid in cash, by promissory note or by the rendering of past or future services. Outstanding options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed or replaced by the acquiring entity. An option or award will become fully exercisable or fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the acquisition. The Board may amend or terminate the 2000 Plan at any time. The 2000 Plan will continue in effect indefinitely unless the Board decides to terminate it.

(3)
Includes a non-plan option to purchase 2,491,419 shares of Net Perceptions’ common stock, having an exercise price equal to $0.64 per share, that were issued to Mr. Weggeman pursuant to the terms of his employment agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 2006, the Company entered into an Equity Compensation Agreement (the “Compensation Agreement”) with Kanders & Company, Inc. for prior strategic, consulting, investment banking and advisory services to the Company in connection with Company’s asset redeployment strategy. As compensation for such past services, the Company agreed to issue to Kanders & Company 8,274,000 shares of its common stock. Pursuant to the terms and conditions of the Compensation Agreement, the Company granted “demand” and “piggyback” registration rights to Kanders & Company with respect to the shares of common stock that are issued under the Compensation Agreement.

Also, on September 22, 2006, the Company entered into a five year consulting agreement (the “Consulting Agreement”) with Kanders & Company, providing that Kanders & Company will render investment banking and financial advisory services to the Company on a non-exclusive basis, including strategic planning, assisting in the development and structuring of corporate debt and equity financings, introductions to sources of capital, guidance and advice as to (i) potential targets for mergers and acquisitions, joint ventures, and strategic alliances, including facilitating the negotiations in connection with such transactions, (ii) capital and operational restructuring, and (iii) shareholder relations. The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $500,000 in cash per annum during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the fiscal year in question, exceeds $60,000,000, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s common stock for the fiscal year in question. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company agreed to make a one time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate.

We occupy space made available to us at no cost by Kanders & Company, an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders. This arrangement can be terminated at any time.

During the year ended December 31, 2006, the Company reimbursed Clarus Corporation (“Clarus”), an entity it shares office space with, an aggregate of $65,000 for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

The Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major shareholders are on terms that align the interests of the parties to such agreements with the interests of the stockholders.

Director Independence

In accordance with the listing requirements of the NASDAQ, the Board of Directors has evaluated each of its directors’ independence from Net Perceptions based on the definition of “independence” established by the NASDAQ. Based on the Board’s review and the NASDAQ definition of “independence”, the Board has determined that the Board is currently comprised of a majority of independent directors, consisting of each of the following directors: Messrs. Sokolow and Jones. As required by the NASDAQ listing requirements, these independent directors meet at regularly scheduled executive sessions without management. The Board has also determined that each of the members of our Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for Net Perceptions by (i) PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2006 and 2005 and (ii) McGladrey & Pullen, LLP for the fiscal year ended December 31, 2006, were:

	PricewaterhouseCoopers LLP		McGladrey & Pullen, LLP
	Fiscal 2006 Fees	Fiscal 2005 Fees	Fiscal 2006 Fees
Audit Fees	$55,741	$76,048	$416,549
Audit-Related Fees	26,877	—	163,121
Tax Fees	13,450	23,150	44,010
All Other Fees	—	—	—
Total Fees	$96,068	$99,198	$623,680

Audit Fees

The Audit Fees for the years ended December 31, 2006 and 2005, respectively, were for professional services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, as applicable, and for the review of our consolidated financial statements included in our quarterly reports on Form 10-Q for fiscal 2006 and 2005, as applicable.

Audit Related Fees

The Audit Related Fees as of the fiscal years ended December 31, 2006, were related to the audit of Concord Steel financial statements for fiscal years 2005, 2004, and 2003. Concord Steel was acquired by Net Perceptions on October 3, 2006.

Tax Fees

Tax Fees as of the fiscal years ended December 31, 2006 and 2005, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, including assistance with tax services for net operating loss and sales tax matters and requests for rulings or technical advice from tax authorities.

All Other Fees

There were no fees incurred for All Other Fees for the fiscal year ended December 31, 2006 and 2005.

Auditor Independence

The Audit Committee has considered the non-audit services provided by McGladrey & Pullen LLP and PricewaterhouseCoopers LLP and determined that the provision of such services had no effect on McGladrey & Pullen LLP’s and PricewaterhouseCoopers LLP’s independence from Net Perceptions.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee must review and pre-approve all audit and non-audit services provided by our independent registered public accountants, and has adopted a Pre-approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

Since the adoption of the Pre-approval Policy by the Audit Committee in April 2004, the Audit Committee has not waived the pre-approval requirement for any services rendered by our independent registered public accountants.

Appointment of Independent Registered Public Accounting Firm

Effective October 11, 2006, the Audit Committee of the Company dismissed PricewaterhouseCoopers LLP, our independent certified public accountant since fiscal year 1996, and appointed McGladrey & Pullen, LLP as its independent auditors. This change was the result of an extensive search made at the request of the Audit Committee to review the services and costs associated with the external audit function.

PricewaterhouseCoopers LLP’s report on the Company’s financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the interim period preceding October 11, 2006, there have been no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company (or someone on its behalf) has not consulted McGladrey & Pullen, LLP during the two most recent fiscal years and the subsequent interim period preceding September 30, 2006 regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

None.

3.	The following Exhibits are hereby filed as part of this Annual Report on Form 10-K/A:

Exhibit Number	Description
31.1**	Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** filed herewith.

(b)	The exhibits are listed in Item 15. (a)(3) above.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET PERCEPTIONS, INC.

By:	/s/ ALBERT W. WEGGEMAN, JR
Albert W. Weggeman, Jr
President and Chief Executive Officer
Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2007.

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