Form 10-Q
period 2007-03-31
NET PERCEPTIONS INC
filed 2007-05-10
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

As of April 27, 2007, there were outstanding 41,275,422 shares of the registrant’s Common Stock, $0.0001 par value.

NET PERCEPTIONS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NET PERCEPTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$744	$3,703
Accounts receivable, net	12,715	9,276
Inventory	11,466	14,094
Deferred tax asset	2,323	2,684
Prepaid expenses and other current assets	410	561
Total current assets	27,658	30,318

Property, plant and equipment, net	4,360	3,773

Deferred financing costs, net	759	797
Intangible assets, net	21,095	21,572
Deferred tax asset	5,368	5,368
Other assets	307	297
Total assets	$59,547	$62,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,286	$3,286
Current portion of long-term debt	4,000	3,500
Accounts payable	7,535	9,596
Accrued expenses and other liabilities	2,706	3,205
Total current liabilities	17,527	19,587

Long-term debt, less current portion	25,033	27,033
Total liabilities	42,560	46,620

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,676 shares issued and outstanding	3	3
Additional paid-in capital	245,967	245,237
Accumulated deficit	(228,983)	(229,735)
Total stockholders’ equity	16,987	15,505
Total liabilities and stockholders’ equity	$59,547	$62,125

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006	Predecessor Company (1) March 31, 2006

Revenues:
Product	$27,904	$—	$18,168
Service, maintenance and royalty	—	19	—
Total revenues	27,904	19	18,168
Cost of revenues:
Product	22,566	—	14,368
Total cost of revenues	22,566	—	14,368
Gross margin	5,338	19	3,800
Operating expenses:
Sales and marketing	372	—	248
General and administrative	2,857	88	466
Total operating expenses	3,229	88	714

Income (loss) from operations	2,109	(69)	3,086

Other income (expense):
Interest income	6	159	—
Interest expense	(671)	(13)	(155)
Other expense	(122)	(16)	(91)
Total other income (expense), net	(787)	130	(246)

Income before taxes	1,322	61	2,840

Provision for income taxes	570	—	62
Net income	$752	$61	$2,778

Basic net income per share	$0.02	$0.00
Shares used in basic calculation	41,676	28,992

Diluted net income per share	$0.02	$0.00
Shares used in diluted calculation	49,554	34,810

(1)   Because the Company had no operations at the time of the Concord Steel acquisition (see Notes 1 and 13), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006	Predecessor Company (1) March 31, 2006
Cash flows from operating activities:
Net income	$752	$61	$2,778
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation	79	—	111
Amortization of intangibles	477	—	—
Amortization of discount on investments, net	—	(120)	—
Amortization of debt issuance costs	38	8	—
Deferred income taxes	361	—	—
Provision for doubtful accounts	3	—	—
Deferred stock-based compensation	730	26	—
Changes in assets and liabilities:
Accounts receivable	(3,442)	—	(1,437)
Inventory	2,628	—	1,800
Prepaid expenses and other current assets	151	30	(19)
Other assets	(10)	(30)	—
Accounts payable	(2,061)	—	719
Accrued expenses and other liabilities	(499)	(9)	(461)
Net cash (used in) provided by operating activities	(793)	(34)	3,491

Cash flows from investing activities:
Purchase of marketable securities	—	(11,620)	—
Proceeds from sale of marketable securities	—	11,650	—
Capital expenditures for property and equipment	(666)	—	(256)
Net cash (used in) provided by investing activities	(666)	30	(256)

Cash flows from financing activities:
Proceeds from line of credit	—	—	2,950
Principal payments on long-term debt	(1,500)	—	(69)
Distributions to members	—	—	(6,928)
Net cash used in financing activities	(1,500)	—	(4,047)

Net decrease in cash and cash equivalents	(2,959)	(4)	(812)
Cash and cash equivalents at beginning of year	3,703	203	1,003
Cash and cash equivalents at end of year	$744	$199	$191

Supplemental cash flow disclosure:

Interest paid	$702	$—	$128
Taxes paid	$252	$5	$—

(1)   Because the Company had no operations at the time of the Concord Steel acquisition (see Notes 1 and 13), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

NET PERCEPTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview

Net Perceptions, Inc. (“Company”) was initially established as a provider of marketing software solutions in 1996. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, through its wholly-owned subsidiary, SIG Acquisition Corp. (“SIG”), acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. As a result, the Concord business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor has been presented (see Note 13 for a more detailed explanation of the acquisition).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Net Perceptions, Inc. (“Net Perceptions” or the “Company” which may be referred to as “we”, “us” or “our”) as of and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be obtained for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

Critical Accounting Policies

During the three months ended March 31, 2007, there have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Form 10-K for the year ended December 31, 2006 except as noted below.

Derivatives and hedging activities

The Company recognizes all derivatives on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in statement of income and requires the Company to formally document, designate and assess effectiveness of transactions that receive hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 8 to the financial statements

Note 2. Inventories

Inventories, net of inventory reserves at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Finished goods	$117	$89
Work-in-process	639	613
Raw materials	10,710	13,392
	$11,466	$14,094

Note 3. Property, Plant and Equipment

Property, plant and equipment, net as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Land	$350	$350
Building and improvements	990	883
Machinery and equipment	1,910	1,514
Office equipment	229	196
Transportation equipment	420	364
Construction in progress	611	537
	4,510	3,844

Less: Accumulated depreciation	(150)	(71)
Property, plant and equipment, net	$4,360	$3,773

Note 4. Intangible assets

Intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
	Gross	Other Adjustments(1)	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(26)	$(517)	$11,856	12 yrs
Non-compete agreements	37		(6)	31	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	(189)		9,208

Intangibles, net	$21,833	$(215)	$(523)	$21,095

(1) The acquisition of Concord resulted in tax deductible intangibles which are not being amortized for book purposes. The intangible assets were reduced by $0.2 million as the result of the tax benefit generated for tax purposes during the three months ended March 31, 2007.

	December 31, 2006
	Gross	Other Adjustments	Accumulated amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$—	$(258)	$12,141	12 yrs
Non-compete agreements	37	—	(3)	34	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	—	9,397

Intangibles, net	$21,833	$—	$(261)	$21,572

Note 5. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Accrued compensation, benefits and commissions	$900	$706
Accrued interest payable	779	840
Accrued professional services	112	25
Accrued insurance	137	216
Accrued property taxes	47	41
Accrued other liabilities	731	1,377
	$2,706	$3,205

Note 6. Long-term Debt and Notes Payable

In connection with the Company’s, through SIG, its wholly-owned subsidiary, acquisition of the assets of CRC, a manufacturer of steel counterweights, SIG entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment to SIG to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (ii) a five year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. At March 31, 2007 and December 31, 2006 the outstanding balance from the revolving credit facility amounted to $3.3. At March 31, 2007 the Company had $5.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at March 31, 2007 and December 31, 2006 was $26.5 million and $28.0 million, respectively. At March 31, 2007, the Company had $4.0 million classified as current and $22.5 million classified as long-term. During the period ended March 31, 2007 the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2007 and December 31, 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.86% and 7.87%.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement (the “Rights Agreement”), which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of March 31, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 7. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three months ended March 31, 2007 and 2006, exclude the impact of 250 and 265 potential common shares issuable upon the exercise of stock options, respectively, which were anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Basic income per share calculation:

Net income	$752	$61

Weighted average common shares - basic	41,676	28,992
Basic net income per share	$0.02	$0.00

Diluted income per share calculation:

Net income	$752	$61

Weighted average common shares - basic	41,676	28,992
Effect of dilutive stock options	2,017	14
Effect of restricted stock awards	140	176
Effect of convertible note	5,628	5,628
Effect of stock fee	93	—
Weighted average common shares - diluted	49,554	34,810

Diluted net income per share	$0.02	$0.00

Note 8. Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $123.6 million and research and development credit carry-forwards of $0.2 million at March 31, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. The Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized. Deferred tax assets were $7.7 million and $8.1 million at March 31, 2007 and December 31, 2006, respectively.

Because the majority of the Company’s deferred tax asset consists of net operating loss carryforwards for federal tax purposes, the key to the Company’s ability to realize the deferred tax asset will be to generate sufficient income in future years to utilize the loss carryforwards prior to expiration.

The following table contains a schedule of NOL amounts by year and their respective expiration dates:

Expiration Dates December 31,	Net Operating Loss Amount
2007 to 2016	$—
2017	6,713
2018	8,018
2019	15,734
2020	29,263
2021	31,015
2022	11,987
2023	14,394
2024	2,020
2025	—
2026	4,476
Total	$123,620
Section 382 Limitation	—
After Limitations	$123,620

* Assumes compliance with Section 382 of the Internal Revenue Service

The Company has an effective tax rate of 43% which consists of a federal tax rate of 34% and a state and other tax rate of 9%. The Company expects to pay an alternate minimum tax federal rate of 2% on taxable income as a result of its net operating loss carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing, and has no significant unrecognized tax benefits recorded. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

Note 9. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation (as defined herein) to the Plan. For the three months ended March 31, 2007 and 2006, respectively the Company made matching contributions of approximately $28 thousand and $31 thousand respectively.

Note 10. Stockholders’ equity

In 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The Company estimates the fair value of share-based payments using the Black Scholes model for stock options and the market price of the Company’s common stock for restricted stock awards. Total share based compensation expense for the three months ended March 31, 2007 was $0.7 million, including restricted stock award based compensation expense of $0.1 million. Total share based compensation expense for the three months ended March 31, 2006 was $26 thousand, including restricted stock award based compensation expense of $21 thousand.

In February 1999, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and non-qualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. The total number of options available for future grants under the 1999 Plan was 965 at March 31, 2007 and 1,090 at December 31, 2006. Stock options granted under the 1999 Plan typically vest when performance conditions are met or over three years and generally expire ten years from the date of grant.

A summary of option activity under the Plans as of March 31, 2007, and changes during the period ended is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2007	1,591	$0.80
Granted	63	$2.33
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	1,654	$0.85	8.0	$2,737
Vested or expected to vest at March 31, 2007	1,654	$0.85	8.0	$2,737
Exercisable at March 31, 2007	307	$0.63	7.5	$574

A summary of the activity under the performance plans as of March 31, 2007, and changes during the period then ended is presented below:

Performance Options	Shares (000)	Average Exercise Price	Remaining Contractual Term	Intrinsic Value ($000)
Outstanding at January 1, 2007	1,371	$0.81
Granted	62	$2.33
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2007	1,433	$0.88	9.68	$2,328
Vested or expected to vest at March 31, 2007	1,433	$0.88	9.68	$2,328
Exercisable at March 31, 2007	-	$-	-	$-

Note 11. Commitments and Contingencies

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision, and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs' request for further appellate review. On April 6, 2007, plaintiffs' Petition for Rehearing of the Second Circuit's decision was denied. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

Note 12. Related Party Transactions

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal of (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended March 31, 2007, the Company accrued $0.3 million related to the consulting agreement.

For the three months ended March 31, 2007 and 2006, the Company reimbursed Clarus Corporation (“Clarus”) an aggregate of $45 thousand and less than $1 thousand for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of March 31, 2007 and December 31, 2006, respectively the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 13. Acquisition

On October 3, 2006, the Company, through its wholly-owned subsidiary, SIG Acquisition Corp. (“SIG”), acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). Concord is one of the nation’s leading independent manufacturers of steel counterweights that are incorporated into a variety of industrial equipment including aerial work platforms, cranes, elevators and material handling equipment. As a result, the Concord business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor has been presented.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe," "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries and to use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006 and described below. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in Net Perception’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

References in this report to “Net Perceptions,” the “Company,” “we,” “our” and “us” refer to Net Perceptions, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiary, SIG Acquisition Corp. (which is doing business as Concord Steel and is referred to in this report as “Concord”).

OVERVIEW

In 2004 the Company ceased previous operations as a developer of marketing solutions software. On October 3, 2006, as a result of Net Perceptions’, through SIG Acquisition Corp. (“SIG”), its wholly-owned subsidiary, acquisition of the assets of CRC Acquisition Co., LLC (“CRC”), a manufacturer of steel counterweights, CRC is considered to be the Predecessor from an accounting treatment perspective, and therefore, Net Perceptions’ consolidated results for the three months ended March 31, 2007 have been compared with the combined results of Net Perceptions’ results for the three months ended March 31, 2006 and CRC for the three months ended March 31, 2006 and relevant and prior year financial information regarding CRC is presented herein.

The following management’s discussion and analysis of financial condition and results of operations of Net Perceptions and its Predecessor should be read in conjunction with the historical financial statements and footnotes of Net Perceptions included elsewhere in this report and of CRC as Predecessor, included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our future results of operations may change materially from the historical results of operations reflected in Net Perceptions’, and the Predecessors’, historical financial statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Consolidated Operating Results for the Three Months Ended March 31, 2007 Compared to Combined Three Months Ended March 31, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results for the three months ended March 31, 2007 to the Company’s results of operations for the three months ended March 31, 2006 combined with that of the Predecessor for the three months ended March 31, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the three months ended March 31, 2007 and 2006. No proforma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

NET PERCEPTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Net Perceptions Three Months Ended March 31, 2007	Net Perceptions Three Months Ended March 31, 2006	Predecessor Company Three Months Ended March 31, 2006	Combined Total	Variance (1)

Revenues:
Product	$27,904	$—	$18,168	$18,168	$9,736
Service, maintenance and royalty	—	19	—	19	(19)
Total revenues	27,904	19	18,168	18,187	9,717
Cost of revenues:
Product	22,566	—	14,368	14,368	8,198
Total cost of revenues	22,566	—	14,368	14,368	8,198
Gross margin	5,338	19	3,800	3,819	1,519
Operating expenses:
Sales and marketing	372	—	248	248	124
General and administrative	2,857	88	466	554	2,303
Total operating expenses	3,229	88	714	802	2,427

Income (loss) from operations	2,109	(69)	3,086	3,017	(908)

Other income (expense):
Interest income	6	159	—	159	(153)
Interest expense	(671)	(13)	(155)	(168)	(503)
Other expense	(122)	(16)	(91)	(107)	(15)
Total other income (expense), net	(787)	130	(246)	(116)	(671)

Income before taxes	1,322	61	2,840	2,901	(1,579)

Provision for income taxes	570	—	62	62	508
Net income	$752	$61	$2,778	$2,839	$(2,087)

(1) Variance represents the difference between consolidated results of operations for the three months ended March 31, 2007 and Combined Total for the three months ended March 31, 2006 and has been presented to assist the reader in evaluating our financial statements.

REVENUES

Revenue increased $9.7 million or 53.4% to $27.9 million for the three months ended March 31, 2007 as compared to $18.2 million for the Combined three months ended March 31, 2006. The increase of $9.7 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of approximately $8.3 million, as a result of increased spending in the commercial and industrial construction, and infrastructure building end markets, increased demand in the elevator market and theatrical market for $0.5 million and an increase in scrap metal sales of $0.9 million.

GROSS MARGIN

Gross margin as a percentage of sales decreased to 19.1% for the three months ended March 31, 2007 as compared to 21.0% for the Combined three months ended March 31, 2006. The 9.0% decrease in margin was due to additional outside fabrication costs offset by sales volume increases.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2007 increased $2.4 million or 300.0% to $3.2 million as compared to $0.8 million for the Combined three months ended March 31, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended March 31, 2007, sales and marketing expenses increased $0.2 million or 100.0% to $0.4 million as compared to $0.2 million for the Combined three months ended March 31, 2006. The increase is primarily the result of increased freight costs related to increased revenues and an increase in employee related expenses.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the three months ended March 31, 2007, general and administrative expenses increased $2.3 million or 367.0% to $2.9 million as compared to $0.6 million for the Combined three months ended March 31, 2006. The increase is primarily the result of increases in consulting expenses of $0.3 million which relate to the Kanders & Company service and stock fee agreements (see note 12 to the consolidated financial statements for further discussion), amortization of intangible assets of $0.3 million related to the acquisition of Concord, deferred compensation expenses of $0.7 million, employee related expenses of $0.3 million, professional fees of $0.5 million and other general expenses of $0.2 million.

Interest income. Interest income was $0 for the three months ended March 31, 2007 compared to interest income of $0.2 million for the Combined three months ended March 31, 2006. The primary reason for the decrease is due to the decrease in marketable securities which were used to help fund the acquisition of Concord.

Interest expense. Interest expense was $0.7 million for the three months ended March 31, 2007 compared to interest expense of $0.2 million for the Combined three months ended March 31, 2006. The primary reason for the increase is attributable to interest costs associated with borrowings incurred to finance the purchase of Concord.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $123.6 million and research and development credit carry-forwards of approximately $0.2 million at March 31, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $7.4 million and $8.1 million at March 31, 2007 and December 31, 2006, respectively, net of a valuation allowance of $35.2 million and $34.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s, through SIG, its wholly-owned subsidiary, acquisition of the assets of CRC, a manufacturer of steel counterweights, SIG entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment to SIG to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (ii) a five year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. At March 31, 2007 and December 31, 2006, respectively, the outstanding balance from the revolving credit facility amounted to $3.3. At March 31, 2007 the Company had $5.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at March 31, 2007 and December 31, 2006 was $26.5 million and $28.0 million, respectively. At March 31, 2007 the Company had $4.0 million classified as current and $22.5 million classified as long-term. During the period ended March 31, 2007 the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2007 and December 31, 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.86% and 7.87%.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement (the “Rights Agreement”), which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of March 31, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2007, reflecting net income of $0.8 million, depreciation and amortization of $0.6 million, a deferred tax provision of $0.4 million, non-cash deferred stock-based compensation expenses of $ 0.7 million offset by the impact of changes in working capital of $3.3 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections. Net cash used in operating activities was $0 for the three months ended March 31, 2006, reflecting net income of $0.1 million primarily offset by amortization of $0.1 million. Net cash provided by operating activities for the Predecessor was $3.5 million for the three months ended March 31, 2006, reflecting net income of $2.8 million, which includes depreciation expense of $0.1 million and a change in working capital of 0.6 million.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2007, primarily resulting from the purchase of machinery and equipment. Net cash provided by investing activities for the three months ended March 31, 2006 was due to the maturity of marketable securities primarily offset by the purchase of marketable securities. Net cash used in investing activities for the Predecessor was $0.3 million for the three months ended March 31, 2006, resulting from capital expenditures.

Financing Activities

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2007. The net cash was used for an early pay down on long-term debt of $1.5 million. There was no cash used or provided by financing activities for the three months ended March 31, 2006. Net cash used in financing activities for the Predecessor was $4.0 million for the three months ended March 31, 2006, resulting from proceeds from a line of credit which were more than offset by distributions to members.

We believe that our current cash on hand together with the Company’s revolving credit facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $2.2 million for the remainder of fiscal 2007. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility. The primary driver of increased capital expenditures in 2007 is related to the machinery and equipment for the new Essington, Pennsylvania manufacturing facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The potential impact of FIN 48 on the Company’s financial position is discussed in Note 8 to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.9%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention as of the March 31, 2007 evaluation that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Net Perceptions, Inc.

Date: May 10, 2007	By: /s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr.
President and Chief Executive Officer

By: /s/ Jonathan LaBarre
Jonathan LaBarre
Chief Financial Officer, Secretary and Treasurer

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