Form 10-Q
period 2007-06-30
Stamford Industrial Group, Inc.
filed 2007-08-14
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ___________.

Commission File Number: 000-25781

STAMFORD INDUSTRIAL GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Landmark Square
Stamford, Connecticut 06901
(Address of principal executive offices, Zip Code)

(203) 428-2040
(Registrant’s telephone number, including area code)

Net Perceptions, Inc.
(Former name, former address, and former fiscal year, if changed since last report)

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

As of August 8, 2007, there were outstanding 41,550,161 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$108	$3,703
Accounts receivable, net	12,177	9,276
Inventory	15,487	14,094
Deferred tax asset	2,684	2,684
Prepaid expenses and other current assets	217	561
Total current assets	30,673	30,318

Property, plant and equipment, net	6,322	3,773

Deferred financing costs, net	721	797
Intangible assets, net	20,617	21,572
Deferred tax asset	5,368	5,368
Other assets	283	297
Total assets	$63,984	$62,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,286	$3,286
Current portion of long-term debt	4,000	3,500
Accounts payable	10,848	9,596
Accrued expenses and other liabilities	2,324	3,205
Total current liabilities	20,458	19,587

Long-term debt, less current portion	24,533	27,033
Total liabilities	44,991	46,620

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,676 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	246,663	245,237
Accumulated deficit	(227,673)	(229,735)
Total stockholders’ equity	18,993	15,505
Total liabilities and stockholders’ equity	$63,984	$62,125

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	June 30, 2007	June 30, 2006	Predecessor Company (1) June 30, 2006

Revenues:
Product	$28,281	$—	$20,475
Service, maintenance and royalty	—	1	—
Total revenues	28,281	1	20,475
Cost of revenues:
Product	23,872	—	15,427
Total cost of revenues	23,872	—	15,427
Gross margin	4,409	1	5,048
Operating expenses:
Sales and marketing	303	—	319
General and administrative	2,500	261	458
Total operating expenses	2,803	261	777

Income (loss) from operations	1,606	(260)	4,271

Other income (expense):
Interest income	—	176	—
Interest expense	(544)	(13)	(158)
Other expense	(17)	(67)	(157)
Total other income (expense), net	(561)	96	(315)

Income (loss) before taxes	1,045	(164)	3,956

(Benefit) provision for income taxes	(265)	—	114
Net income (loss)	$1,310	$(164)	$3,842

Basic net income (loss) per share	$0.03	$(0.01)
Shares used in basic calculation	41,676	29,060

Diluted net income (loss) per share	$0.03	$(0.01)
Shares used in diluted calculation	49,566	29,060

(1) Because the Company had no operations at the time of the Concord acquisition (see Notes 1 and 13), Concord is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Six Months Ended
	June 30, 2007	June 30, 2006	Predecessor Company (1) June 30, 2006

Revenues:
Product	$56,185	$—	$38,643
Service, maintenance and royalty	—	20	—
Total revenues	56,185	20	38,643
Cost of revenues:
Product	46,438	—	29,795
Total cost of revenues	46,438	—	29,795
Gross margin	9,747	20	8,848
Operating expenses:
Sales and marketing	675	—	567
General and administrative	5,357	349	924
Total operating expenses	6,032	349	1,491

Income (loss) from operations	3,715	(329)	7,357

Other income (expense):
Interest income	6	335	—
Interest expense	(1,215)	(26)	(313)
Other expense	(139)	(83)	(248)
Total other income (expense), net	(1,348)	226	(561)

Income (loss) before taxes	2,367	(103)	6,796

Provision for income taxes	305	—	176
Net income (loss)	$2,062	$(103)	$6,620

Basic net income (loss) per share	$0.05	$(0.00)
Shares used in basic calculation	41,676	29,026

Diluted net income (loss) per share	$0.04	$(0.00)
Shares used in diluted calculation	49,560	29,026

(1) Because the Company had no operations at the time of the Concord acquisition (see Notes 1 and 13), Concord is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006	Predecessor Company (1) June 30, 2006
Cash flows from operating activities:
Net income (loss)	$2,062	$(103)	$6,620
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation	166	—	271
Amortization of intangibles	955	—	—
Amortization of discount on investments, net	—	(260)	—
Amortization of debt issuance costs	76	15	1
Provision for doubtful accounts	9	—	—
Stock-based compensation	1,426	52	—
Changes in assets and liabilities:
Accounts receivable	(2,910)	—	(4,790)
Inventory	(1,393)	—	1,167
Prepaid expenses and other current assets	344	(9)	3
Other assets	14	(30)	—
Accounts payable	1,117	—	2,354
Accrued expenses and other liabilities	(1,137)	(199)	(428)
Net cash provided by (used in) operating activities	729	(534)	5,198

Cash flows from investing activities:
Purchase of marketable securities	—	(14,415)	—
Proceeds from sale of marketable securities	—	17,550	—
Capital expenditures for property and equipment	(2,324)	—	(303)
Net cash (used in) provided by investing activities	(2,324)	3,135	(303)

Cash flows from financing activities:
Proceeds from line of credit	—	—	3,450
Principal payments on long-term debt	(2,000)	—	(138)
Distributions to members	—	—	(9,133)
Net cash used in financing activities	(2,000)	—	(5,821)

Net (decrease) increase in cash and cash equivalents	(3,595)	2,601	(926)
Cash and cash equivalents at beginning of year	3,703	203	1,003
Cash and cash equivalents at end of year	$108	$2,804	$77

Supplemental cash flow disclosure:

Interest paid	$1,303	$—	$286
Taxes paid	$326	$64	$—

(1) Because the Company had no operations at the time of the Concord acquisition (see Notes 1 and 13), Concord is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements

STAMFORD INDUSTRIAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview

Stamford Industrial Group, Inc. (“Stamford Industrial Group” or the “Company” which may be referred to as “we”, “us” or “our”) was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, through its wholly-owned subsidiary, Concord Steel, Inc. (“Concord”) formerly known as SIG Acquisition Corp. (“SIG”), acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) for accounting purposes. Accordingly, relevant financial information regarding the Predecessor has been presented (see Note 13 for a more detailed explanation of the acquisition).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stamford Industrial Group as of and for the three months and six months ended June 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and six months ended June 30, 2007 are not necessarily indicative of the results to be obtained for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

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

Litigation. The Company has not recorded an estimated liability related to the pending class action lawsuit in which it was named. For a discussion of this matter, see Note 11 in Part I, Item 1 of this report. Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability and make or revise its estimate(s) accordingly, which could materially impact its results of operations and financial position.

Income taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 at June 30, 2007 and December 31, 2006, respectively.

Derivatives and hedging activities. The Company recognizes all derivatives on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income and requires the Company to formally document designate and assess effectiveness of transactions that receive hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

During the three and six months ended June 30, 2007, there have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of FIN 48 on the Company’s financial position is discussed in Note 8 to the financial statements.

Note 2. Inventories

Inventories, net of inventory reserves at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Finished goods	$45	$89
Work-in-process	835	613
Raw materials	14,607	13,392
	$15,487	$14,094

Note 3. Property, Plant and Equipment

Property, plant and equipment, net as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Land	$350	$350
Building and improvements	1,063	883
Machinery and equipment	2,907	1,514
Office equipment	235	196
Transportation equipment	513	364
Construction in progress	1,491	537
	6,559	3,844

Less: Accumulated depreciation	(237)	(71)
Property, plant and equipment, net	$6,322	$3,773

Note 4. Intangible assets

Intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
	Gross	Other Adjustments(1)	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(52)	$(777)	$11,570	12 yrs
Non-compete agreements	37	—	(9)	28	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	(378)	—	9,019	—

Intangibles, net	$21,833	$(430)	$(786)	$20,617

(1) The acquisition of Concord resulted in certain tax deductible intangibles, a portion or all of which are not being amortized for book purposes. The intangible assets were reduced by $0.4 million as the result of the tax benefit generated for tax purposes during the six months ended June 30, 2007.

	December 31, 2006
	Gross	Other Adjustments	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$—	$(258)	$12,141	12 yrs
Non-compete agreements	37	—	(3)	34	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	—	9,397	—

Intangibles, net	$21,833	$—	$(261)	$21,572

Note 5. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Accrued compensation, benefits and commissions	$608	$706
Accrued interest payable	690	840
Accrued professional services	216	25
Accrued insurance	90	216
Accrued property taxes	52	41
Accrued other liabilities	668	1,377
	$2,324	$3,205

Note 6. Long-term Debt and Notes Payable

In connection with the Company’s acquisition of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement established a commitment to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. At June 30, 2007 and December 31, 2006, the outstanding balance from the revolving credit facility amounted to $3.3 million. At June 30, 2007, the Company had $5.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at June 30, 2007 and December 31, 2006 was $26.0 million and $28.0 million, respectively. At June 30, 2007, the Company had $4.0 million classified as current and $22.0 million classified as long-term. During the period ended June 30, 2007, the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At June 30, 2007 and December 31, 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.35% and 7.87%, respectively.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge of all of the issued and outstanding shares of stock of Concord held by Stamford Industrial Group and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of June 30, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 7. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three and six months ended June 30, 2007, exclude the impact of 250 potential common shares issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income (loss) per share for the three and six months ended June 30, 2006, exclude the impact of 279 potential common shares issuable upon the exercise of stock options, 5,628 potential common shares from the conversion of the convertible note and 95 and 136, respectively, of common shares from restricted stock awards, which were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic income (loss) per share calculation:

Net income (loss)	$1,310	$(164)	$2,062	$(103)

Weighted average common shares - basic	41,676	29,060	41,676	29,026
Basic net income (loss) per share	$0.03	$(0.01)	$0.05	$(0.00)

Diluted income (loss) per share calculation:

Net income (loss)	$1,310	$(164)	$2,062	$(103)

Weighted average common shares - basic	41,676	29,060	41,676	29,026
Effect of dilutive stock options	2,035	—	2,026	—
Effect of restricted stock awards	81	—	110	—
Effect of convertible note	5,628	—	5,628	—
Effect of stock fee	146	—	120	—
Weighted average common shares - diluted	49,566	29,060	49,560	29,026

Diluted net income (loss) per share	$0.03	$(0.01)	$0.04	$(0.00)

Note 8. Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $122.3 million and research and development credit carry-forwards of $0.2 million at June 30, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. In 2006, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized. Deferred tax assets were $8.1 million at June 30, 2007 and December 31, 2006, respectively.

Because the majority of the Company’s deferred tax asset consists of net operating loss carryforwards for federal tax purposes, the key to the Company’s ability to realize the deferred tax asset will be to generate sufficient income in future years to utilize the loss carryforwards prior to expiration.

The following table contains a schedule of net operating loss carry-forward amounts by year and their respective expiration dates:

Expiration Dates December 31,	Net Operating Loss Amount
2007 to 2016	$—
2017	5,403
2018	8,018
2019	15,734
2020	29,263
2021	31,015
2022	11,987
2023	14,394
2024	2,020
2025	—
2026	4,476
Total	$122,310
Section 382 Limitation	—
After Limitations	$122,310

* Assumes compliance with Section 382 of the Internal Revenue Code

The Company has an effective tax rate of 13% which consists of a federal alternative tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels.

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

Note 9. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation (as defined herein) to the Plan. For the three and six months ended June 30, 2007, the Company made matching contributions of approximately $26 thousand and $54 thousand, respectively. For the three and six months ended June 30, 2006, the Company made matching contributions of approximately $18 thousand and $49 thousand, respectively.

Note 10. Stockholders’ equity

In 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The Company estimates the fair value of share-based payments using the Black-Scholes model for stock options and the market price of the Company’s common stock for restricted stock awards. Total share based compensation expense for the three and six months ended June 30, 2007, was $0.7 million and $1.4 million, respectively, including restricted stock award based compensation expense for the three and six months ended June 30, 2007, of $0.1 million and $0.2 million, respectively. Total share based compensation expense for the three and six months ended June 30, 2006 was $26 thousand and $52 thousand, respectively, including restricted stock award based compensation expense for the three and six months ended June 30, 2006, of $21 thousand and $42 thousand, respectively.

On June 21, 2007 the Company’s, stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock will be initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan will have a term of ten years expiring on June 21, 2017. As of June 30, 2007 no awards have been issued under this plan.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”). The 2007 Annual Incentive Plan will enable the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, which will enable the Company to deduct such compensation from its taxable income. As of June 30, 2007, no awards have been issued under this plan.

In April 2000, the Company’s Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”), which provides for the issuance of non-qualified stock options to employees who are not officers. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. Stock options granted under the 2000 Plan typically vest over three years and generally expire ten years from the date of grant. As a result of shareholder approval of the 2007 Stock Incentive Plan, the Company's 2000 Plan has been frozen and will remain in effect only to the extent of awards outstanding under the plan as of June 21, 2007.

In February 1999, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”), which provides for the issuance of both incentive and non-qualified stock options. The options allow the holder to purchase shares of the Company’s common stock at fair market value on the date of the grant. For options granted to holders of more than 10% of the outstanding common stock, the option price at the date of the grant must be at least equal to 110% of the fair market value of the stock. Stock options granted under the 1999 Plan typically vest when performance conditions are met or over three years and generally expire ten years from the date of grant. As a result of shareholder approval of the 2007 Stock Incentive Plan, the Company's 1999 Plan has been frozen and will remain in effect only to the extent of awards outstanding under the plan as of June 21, 2007.

A summary of option activity under the Plans as of June 30, 2007, and changes during the period ended is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2007	1,591	$0.80
Granted	63	$2.33
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2007	1,654	$0.85	7.8	$3,063
Vested or expected to vest at June 30, 2007	1,654	$0.85	7.8	$3,063
Exercisable at June 30, 2007	410	$0.63	7.2	$850

A summary of the activity under the performance plans as of June 30, 2007, and changes during the period then ended is presented below:

Performance Options	Shares (000)	Average Exercise Price	Remaining Contractual Term	Intrinsic Value ($000)
Outstanding at January 1, 2007	1,371	$0.81
Granted	62	$2.33
Exercised	-
Forfeited or expired	-
Outstanding at June 30, 2007	1,433	$0.88	9.43	$2,609
Vested or expected to vest at June 30, 2007	1,433	$0.88	9.43	$2,609
Exercisable at June 30, 2007	-	$-	-	$-

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement.

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal of (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three and six months ended June 30, 2007, the Company recorded consulting fees of $0.3 million and $0.6 million, respectively, related to the consulting agreement. As of June 30, 2007 and December 31, 2006, the accrued balance due to Kanders & Company under this agreement amounted to $0.4 million and $0.1million, respectively.

For the three months ended June 30, 2007 and 2006, the Company reimbursed Clarus Corporation (“Clarus”) an aggregate of $38 thousand and $5 thousand, respectively; and for the six months ended June 30, 2007 and 2006, the Company reimbursed Clarus $83 thousand and $6 thousand, respectively, for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of June 30, 2007 and December 31, 2006, respectively the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 13. Acquisition

On October 3, 2006, the Company, through its wholly-owned subsidiary, Concord, acquired the assets of CRC, a manufacturer of steel counterweights doing business as Concord Steel. Concord is one of the nation’s leading independent manufacturers of steel counterweights that are incorporated into a variety of industrial equipment including aerial work platforms, cranes, elevators and material handling equipment. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be the Predecessor for accounting purposes. Accordingly, relevant financial information regarding the Predecessor has been presented.

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

The total purchase price of the acquisition was $45.3 million, including transaction costs of approximately $3 million. In addition, CRC invested $3.0 million of their proceeds from the sale of CRC to purchase 3,529,412 unregistered shares of the common stock of the Company at the closing price per share of $0.85. Such shares are subject to a six-month lock-up agreement and a registration rights agreement containing customary “demand” and “piggyback” registration rights. In addition, pursuant to the purchase agreement, a final working capital adjustment of $0.5 million was returned to Concord as the opening balance sheet working capital was reconciled with CRC.

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

References in this report to “Stamford Industrial Group,” the “Company,” “we,” “our” and “us” refer to Stamford Industrial Group, Inc. (formerly known as “Net Perceptions, Inc.”) and, if so indicated or the context requires, includes our wholly-owned subsidiary, Concord Steel, Inc. (formerly known as “SIG Acquisition Corp., Inc.”) (which is doing business as Concord Steel and is referred to in this report as “Concord”).

OVERVIEW

In 2004, the Company ceased previous operations as a developer of marketing solutions software. On October 3, 2006, as a result of Stamford Industrial Group’s acquisition of the assets of CRC Acquisition Co., LLC (“CRC”), through Concord, its wholly-owned subsidiary, a manufacturer of steel counterweights, CRC is considered to be a predecessor company (the “Predecessor”) from an accounting treatment perspective, and therefore, Stamford Industrial Group’s consolidated results for the three and six months ended June 30, 2007 have been compared with the combined results of Stamford Industrial Group’s results for the three and six months ended June 30, 2006 and CRC for the three and six months ended June 30, 2006 and relevant and prior year financial information regarding CRC is presented herein.

The following management’s discussion and analysis of financial condition and results of operations of Stamford Industrial Group, Inc. and its Predecessor should be read in conjunction with the historical financial statements and footnotes of Stamford Industrial Group included elsewhere in this report and of CRC as Predecessor, included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our future results of operations may change materially from the historical results of operations reflected in Stamford Industrial Group, and the Predecessor’s, historical financial statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Consolidated Operating Results for the Three Months Ended June 30, 2007 Compared to the Combined Three Months Ended June 30, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results for the three months ended June 30, 2007 to the Company’s results of operations for the three months ended June 30, 2006 combined with that of the Predecessor for the three months ended June 30, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the three months ended June 30, 2007 and 2006. No proforma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Stamford Industrial Group Three Months Ended June 30, 2007	Stamford Industrial Group Three Months Ended June 30, 2006	Predecessor Company Three Months Ended June 30, 2006	Combined	Variance (1)

Revenues:
Product	$28,281	$—	$20,475	$20,475	$7,806
Service, maintenance and royalty	—	1	—	1	(1)
Total revenues	28,281	1	20,475	20,476	7,805
Cost of revenues:
Product	23,872	—	15,427	15,427	8,445
Total cost of revenues	23,872	—	15,427	15,427	8,445
Gross margin	4,409	1	5,048	5,049	(640)
Operating expenses:
Sales and marketing	303	—	319	319	(16)
General and administrative	2,500	261	458	719	1,781
Total operating expenses	2,803	261	777	1,038	1,765

Income (loss) from operations	1,606	(260)	4,271	4,011	(2,405)

Other income (expense):
Interest income	—	176	—	176	(176)
Interest expense	(544)	(13)	(158)	(171)	(373)
Other income (expense)	(17)	(67)	(157)	(224)	207
Total other income (expense), net	(561)	96	(315)	(219)	(342)

Income (loss) before taxes	1,045	(164)	3,956	3,792	(2,747)

(Benefit) provision for income taxes	(265)	—	114	114	(379)
Net income (loss)	$1,310	$(164)	$3,842	$3,678	$(2,368)

(1) Variance represents the difference between consolidated results of operations for the three months ended June 30, 2007 and Combined for the three months ended June 30, 2006 and has been presented to assist the reader in evaluating our financial statements.

REVENUES

Revenue increased $7.8 million or 38.0% to $28.3 million for the three months ended June 30, 2007 as compared to $20.5 million for the Combined three months ended June 30, 2006. The increase of $7.8 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of $6.3 million, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, increased demand in the elevator market and theatrical market of $0.7 million and an increase in scrap metal sales of $0.7 million.

GROSS MARGIN

Gross margin was $4.4 million or 15.5% of sales for the three months ended June 30, 2007 as compared to $5.0 million or 24.4% of sales for the Combined three months ended June 30, 2006. The 36.5% decrease in gross profit margin is primarily due to a significant increase in the cost for raw material, increase in scrap related to lean manufacturing initiatives, increase in manufacturing overhead costs associated with the ramp up of the Essington, PA manufacturing facility, additional expenses related to repairs an maintenance and additional outside fabrication costs partially offset by sales volume increases.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2007 increased $1.8 million or 180.0% to $2.8 million as compared to $1.0 million for the Combined three months ended June 30, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended June 30, 2007, sales and marketing expenses remained flat at $0.3 million compared to the Combined three months ended June 30, 2006.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the three months ended June 30, 2007, general and administrative expenses increased $1.8 million or 257.1% to $2.5 million as compared to $0.7 million for the Combined three months ended June 30, 2006. The increase is primarily the result of increases in deferred compensation expenses of $0.7 million, employee related expenses of $0.4 million, consulting expenses of $0.3 million which relate to the Kanders & Company service and stock fee agreements (see note 12 to the consolidated financial statements for further discussion), amortization of intangible assets of $0.2 million related to the acquisition of Concord, professional fees of $0.1 million and other general expenses of $0.1 million.

Interest income. Interest income was $0 for the three months ended June 30, 2007 compared to interest income of $0.2 million for the Combined three months ended June 30, 2006. The primary reason for the decrease is due to the decrease in marketable securities which were used to partially finance the acquisition of Concord.

Interest expense. Interest expense was $0.5 million for the three months ended June 30, 2007 compared to interest expense of $0.2 million for the Combined three months ended June 30, 2006. The primary reason for the increase is attributable to interest costs associated with borrowings incurred to finance the acquisition of Concord.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $122.3 million and research and development credit carry-forwards of approximately $0.2 million at June 30, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at June 30, 2007 and December 31, 2006, respectively, net of a valuation allowance of $34.9 million and $34.9 million, respectively.

Consolidated Operating Results for the Six Months Ended June 30, 2007 Compared to Combined Six Months Ended June 30, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results for the six months ended June 30, 2007 to the Company’s results of operations for the six months ended June 30, 2006 combined with that of the Predecessor for the six months ended June 30, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the six months ended June 30, 2007 and 2006. No proforma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Stamford Industrial Group Six Months Ended June 30, 2007	Stamford Industrial Group Six Months Ended June 30, 2006	Predecessor Company Six Months Ended June 30, 2006	Combined	Variance (1)

Revenues:
Product	$56,185	$—	$38,643	$38,643	$17,542
Service, maintenance and royalty	—	20	—	20	(20)
Total revenues	56,185	20	38,643	38,663	17,522
Cost of revenues:
Product	46,438	—	29,795	29,795	16,643
Total cost of revenues	46,438	—	29,795	29,795	16,643
Gross margin	9,747	20	8,848	8,868	879
Operating expenses:
Sales and marketing	675	—	567	567	108
General and administrative	5,357	349	924	1,273	4,084
Total operating expenses	6,032	349	1,491	1,840	4,192

Income (loss) from operations	3,715	(329)	7,357	7,028	(3,313)

Other income (expense):
Interest income	6	335	—	335	(329)
Interest expense	(1,215)	(26)	(313)	(339)	(876)
Other income (expense)	(139)	(83)	(248)	(331)	192
Total other income (expense), net	(1,348)	226	(561)	(335)	(1,013)

Income (loss) before taxes	2,367	(103)	6,796	6,693	(4,326)

Provision for income taxes	305	—	176	176	129
Net income (loss)	$2,062	$(103)	$6,620	$6,517	$(4,455)

(1) Variance represents the difference between consolidated results of operations for the six months ended June 30, 2007 and Combined for the six months ended June 30, 2006 and has been presented to assist the reader in evaluating our financial statements.

REVENUES

Revenue increased $17.5 million or 45.2% to $56.2 million for the six months ended June 30, 2007 as compared to $38.7 million for the Combined six months ended June 30, 2006. The increase of $17.5 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of approximately $14.7 million, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, increased demand in the elevator market and theatrical market for $1.2 million and an increase in scrap metal sales of $1.6 million.

GROSS MARGIN

Gross margin was $9.7 million or 17.3% of sales for the six months ended June 30, 2007 as compared to $8.9 million or 23.0% of sales for the Combined six months ended June 30, 2006. The 24.8% decrease in margin is primarily a result of significantly higher cost for raw material, increase in scrap related to lean manufacturing initiatives, increase in manufacturing overhead costs associated with the ramp up of the Essington, PA manufacturing facility, additional expenses related to repairs an maintenance and additional outside fabrication costs partially offset by sales volume increases.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2007 increased $4.2 million or 233.3% to $6.0 million as compared to $1.8 million for the Combined six months ended June 30, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the six months ended June 30, 2007, sales and marketing expenses increased $0.1 million or 16.7% to $0.7 million as compared to $0.6 million for the Combined six months ended June 30, 2006. The increase is primarily the result of increased freight costs related to increased revenues and an increase in employee related expenses.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the six months ended June 30, 2007, general and administrative expenses increased $4.1 million or 315.4% to $5.4 million as compared to $1.3 million for the Combined six months ended June 30, 2006. The increase is primarily the result of increases in deferred compensation expenses of $1.4 million, employee related expenses of $0.7 million, professional fees of $0.6 million, consulting expenses of $0.6 million which relate to the Kanders & Company service and stock fee agreements (see note 12 to the consolidated financial statements for further discussion), amortization of intangible assets of $0.5 million related to the acquisition of Concord, and other general expenses of $0.3 million.

Interest income. Interest income was $0 for the six months ended June 30, 2007 compared to interest income of $0.3 million for the Combined six months ended June 30, 2006. The primary reason for the decrease is due to the decrease in marketable securities which were used to partially finance the acquisition of Concord.

Interest expense. Interest expense was $1.2 million for the six months ended June 30, 2007 compared to interest expense of $0.3 million for the Combined six months ended June 30, 2006. The primary reason for the increase is attributable to interest costs associated with borrowings incurred to finance the acquisition of Concord.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $122.3 million and research and development credit carry-forwards of approximately $0.2 million at June 30, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at June 30, 2007 and December 31, 2006, respectively, net of a valuation allowance of $34.9 million and $34.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s, acquisition of Concord, a manufacturer of steel counterweights, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement established a commitment to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million; (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”); and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. At June 30, 2007 and December 31, 2006, respectively, the outstanding balance from the revolving credit facility amounted to $3.3. At June 30, 2007 the Company had $5.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at June 30, 2007 and December 31, 2006 was $26.0 million and $28.0 million, respectively. At June 30, 2007, the Company had $4.0 million classified as current and $22.0 million classified as long-term. During the six month period ended June 30, 2007, the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At June 30, 2007 and December 31, 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.35% and 7.87%.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge of all of the issued and outstanding shares of stock of Concord held by Stamford Industrial Group and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle acting as the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement (the “Rights Agreement”), which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of June 30, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2007, reflecting net income of $2.1 million, depreciation and amortization of $1.2 million, non-cash deferred stock-based compensation expenses of $1.4 million offset by the impact of changes in working capital of $4.0 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections. Net cash used in operating activities was $0.5 million for the six months ended June 30, 2006, reflecting a net loss of $0.1 million, amortization of discounts on investments of $0.3 million, and a change in working capital of $0.2 million offset by stock based compensation of $0.1 million. Net cash provided by operating activities for the Predecessor was $5.2 million for the six months ended June 30, 2006, reflecting net income of $6.6 million, which includes depreciation expense of $0.3 million and a change in working capital of 1.7 million.

Investing Activities

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2007, primarily resulting from the purchase of machinery and equipment. Excluded from investing activities was $0.4 million of plant and equipment acquisitions of which $0.1 million is in accounts payable and $0.3 million is in accrued liabilities. Net cash provided by investing activities was $3.1 million for the six months ended June 30, 2006 and was due to the maturity of marketable securities primarily offset by the purchase of marketable securities. Net cash used in investing activities for the Predecessor was $0.3 million for the six months ended June 30, 2006, resulting from capital expenditures.

Financing Activities

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2007. The net cash was used to pay down long-term debt of $2.0 million. There was no cash used or provided by financing activities for the six months ended June 30, 2006. Net cash used in financing activities for the Predecessor was $5.8 million for the six months ended June 30, 2006, resulting from proceeds from a line of credit which were more than offset by distributions to members.

We believe that our current cash on hand together with the Company’s revolving credit facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $1.5 million for the remainder of fiscal 2007. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility. The primary driver of increased capital expenditures in 2007 is related to the machinery and equipment for the new Essington, Pennsylvania manufacturing facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). These Standards define fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. FAS 157 and FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 and FAS 159 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At June 30, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.35%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention as of the June 30, 2007 evaluation that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Four proposals were submitted to a vote of, and approved by, the Company’s stockholders at its Annual Meeting of Stockholders held on June 21, 2007. Each proposal is further described in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 11, 2007.

Of the 41,275,422 shares of stock issued and outstanding and entitled to vote at the annual meeting, 39,363,895 shares were represented in person or by proxy, which constitutes approximately 95.36% of the total votes entitled to be cast at the meeting. Each share of the Company’s outstanding common stock is entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1. Election of Directors:

	Number of Shares Voted For	Number of Shares Withheld
Warren B. Kanders	39,192,363	171,532
Nicholas Sokolow	39,190,622	173,272
David A. Jones	39,241,663	122,232

Proposal 2. Amend the Company’s Certificate of Incorporation to change the Company’s name from Net Perceptions, Inc. to “Stamford Industrial Group, Inc.”:

FOR	AGAINST	ABSTAIN
39,314,482	45,974	3,438

Proposal 3. Adopt the 2007 Stock Incentive Plan pursuant to which an aggregate of 10,000,000 shares of the Company’s common stock will be reserved for issuance and available under such plan (subject to annual increase of 4% of outstanding shares):

FOR	AGAINST	ABSTAIN
21,776,664	7,401,129	8,816
Proposal 4. Adopt the 2007 Annual Incentive Plan designed to allow for the award of “performance-based compensation” under Section 162(m) of the Internal Revenue Code:

FOR	AGAINST	ABSTAIN
34,874,239	4,414,751	74,904

Item 6.  Exhibits

Exhibit Number	Description
3.1
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

10.1	2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

10.2	2007 Annual Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stamford Industrial Group, Inc.

Date: August 14, 2007	By:	/s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr.
President and Chief Executive Officer

By:	/s/ Jonathan LaBarre
Jonathan LaBarre
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

10.1	2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

10.2	2007 Annual Incentive Plan (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002