Form 10-Q
period 2007-09-30
Stamford Industrial Group, Inc.
filed 2007-11-07
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
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

(203) 428-2200
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of November 1, 2007, there were outstanding 41,507,262 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

	Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and the three months ended September 30, 2006 (Predecessor)	2

	Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 and the nine months ended September 30, 2006 (Predecessor)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the nine months ended September 30, 2006 (Predecessor)	4

	Notes to the Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 6.	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

PART I.            FINANCIAL INFORMATION

Item 1.  Financial Statements

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14	$3,703
Accounts receivable, net	13,025	9,276
Inventory	15,867	14,094
Deferred tax asset	2,684	2,684
Prepaid expenses and other current assets	40	561
Total current assets	31,630	30,318

Property, plant and equipment, net	8,302	3,773

Deferred financing costs, net	683	797
Intangible assets, net	20,571	21,572
Deferred tax asset	5,368	5,368
Other assets	241	297
Total assets	$66,795	$62,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,786	$3,286
Current portion of long-term debt	4,000	3,500
Accounts payable	9,040	9,596
Accrued expenses and other liabilities	3,210	3,205
Total current liabilities	23,036	19,587

Long-term debt, less current portion	23,533	27,033
Total liabilities	46,569	46,620

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,760 and 41,676 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	247,285	245,237
Accumulated deficit	(227,062)	(229,735)
Total stockholders’ equity	20,226	15,505
Total liabilities and stockholders’ equity	$66,795	$62,125

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	September 30, 2007	September 30, 2006	Predecessor Company (1) September 30, 2006

Revenues:
Product	$28,197	$—	$22,095
Total revenues	28,197	—	22,095
Cost of revenues:
Product	23,102	—	18,072
Total cost of revenues	23,102	—	18,072
Gross margin	5,095	—	4,023
Operating expenses:
Sales and marketing	368	—	338
General and administrative	3,065	219	640
Related party stock compensation	—	7,542	—
Total operating expenses	3,433	7,761	978

Income (loss) from operations	1,662	(7,761)	3,045

Other income (expense):
Interest income	—	184	—
Interest expense	(720)	(13)	(150)
Other expense	—	(31)	(1,865)
Total other (expense) income, net	(720)	140	(2,015)

Income (loss) before taxes	942	(7,621)	1,030

Provision for income taxes	331	—	36
Net income (loss)	$611	$(7,621)	$994

Basic net income (loss) per share	$0.01	$(0.25)
Shares used in basic calculation	41,717	29,908

Diluted net income (loss) per share	$0.01	$(0.25)
Shares used in diluted calculation	48,826	29,908

(1) Because the Company had no operations at the time of the Concord acquisition (see Notes 1 and 13), Concord is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2007	September 30, 2006	Predecessor Company (1) September 30, 2006

Revenues:
Product	$84,382	$—	$60,738
Service, maintenance and royalty	—	20	—
Total revenues	84,382	20	60,738
Cost of revenues:
Product	69,540	—	47,867
Total cost of revenues	69,540	—	47,867
Gross margin	14,842	20	12,871
Operating expenses:
Sales and marketing	1,043	—	905
General and administrative	8,422	568	1,564
Related party stock compensation	—	7,542	—
Total operating expenses	9,465	8,110	2,469

Income (loss) from operations	5,377	(8,090)	10,402

Other income (expense):
Interest income	6	519	—
Interest expense	(1,935)	(39)	(463)
Other expense	(139)	(114)	(2,113)
Total other (expense) income, net	(2,068)	366	(2,576)

Income (loss) before taxes	3,309	(7,724)	7,826

Provision for income taxes	636	—	212
Net income (loss)	$2,673	$(7,724)	$7,614

Basic net income (loss) per share	$0.06	$(0.26)
Shares used in basic calculation	41,690	29,320

Diluted net income (loss) per share	$0.06	$(0.26)
Shares used in diluted calculation	48,578	29,320

(1) Because the Company had no operations at the time of the Concord acquisition (see Notes 1 and 13), Concord is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006	Predecessor Company (1) September 30, 2006
Cash flows from operating activities:
Net income (loss)	$2,673	$(7,724)	$7,614
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation	290	—	417
Amortization of intangibles	786	—	—
Amortization of discount on investments, net	—	(353)	—
Amortization of debt issuance costs	114	22	—
Provision for doubtful accounts	25	—	13
Stock-based compensation	2,001	77	—
Related party stock compensation	—	7,542	—
Changes in assets and liabilities:
Accounts receivable	(3,774)	—	(5,930)
Inventory	(1,773)	—	312
Prepaid expenses and other current assets	521	49	122
Other assets	56	(30)	—
Accounts payable	(556)	65	2,306
Accrued expenses and other liabilities	220	—	50
Net cash provided by (used in) operating activities	583	(352)	4,904

Cash flows from investing activities:
Purchase of marketable securities	—	(14,415)	(3,312)
Proceeds from sale of marketable securities	—	29,433	—
Capital expenditures for property, plant and equipment	(4,819)	(2)	(570)
Capitalized direct business acquisition costs	—	(298)	—
Net cash (used in) provided by investing activities	(4,819)	14,718	(3,882)

Cash flows from financing activities:
Proceeds from line of credit	3,500	—	6,613
Principal payments on long-term debt	(3,000)		(208)
Proceeds from exercise of stock options	47	—	—
Distributions to members	—	—	(8,430)
Net cash provided by (used in) financing activities	547	—	(2,025)

Net (decrease) increase in cash and cash equivalents	(3,689)	14,366	(1,003)
Cash and cash equivalents at beginning of period	3,703	203	1,003
Cash and cash equivalents at end of period	$14	$14,569	$-

Supplemental cash flow disclosure:

Interest paid	$1,895	$—	$463
Taxes paid	$335	$132	$36

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

STAMFORD INDUSTRIAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts)

Note 1. Overview and Basis of Presentation

Overview

Stamford Industrial Group, Inc. (“Stamford Industrial Group” or the “Company” which may be referred to as “we”, “us” or “our”) was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. The Company's acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. The Company seeks acquisitions with transactions valued up to $150 million and having an EBITDA range of $5-$25 million. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) for accounting purposes. Accordingly, relevant financial information regarding the Predecessor has been presented (see Note 13 for a more detailed explanation of the acquisition).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stamford Industrial Group as of and for the three months and nine months ended September 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be obtained for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.

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

Litigation. The Company has not recorded an estimated liability related to the pending class action lawsuit in which it was named. For a discussion of this matter, see Note 11. Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability and make or revise its estimate(s) accordingly, which could materially impact its results of operations and financial position.

Income taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at September 30, 2007 and December 31, 2006, respectively.

Derivatives and hedging activities. The Company recognizes all derivatives on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income and requires the Company to formally document, designate and assess effectiveness of transactions that receive hedge accounting. Derivatives that are not hedges are adjusted to fair value through income. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

During the three and nine months ended September 30, 2007, there have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than derivatives and hedging activities.

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

Note 2. Inventories

Inventories, net of inventory reserves at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Finished goods	$81	$89
Work-in-process	958	613
Raw materials	14,828	13,392
	$15,867	$14,094

Note 3. Property, Plant and Equipment

Property, plant and equipment, net as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Land	$350	$350
Building and improvements	1,245	883
Machinery and equipment	4,208	1,514
Office equipment	405	196
Transportation equipment	547	364
Construction in progress	1,908	537
	8,663	3,844

Less: Accumulated depreciation	(361)	(71)
Property, plant and equipment, net	$8,302	$3,773

Note 4. Intangible assets

Intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
	Gross	Other Adjustments (1)	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(27)	$(1,035)	$11,337	12 yrs
Non-compete agreements	37	—	(12)	25	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	(188)	—	9,209	—

Intangibles, net	$21,833	$(215)	$(1,047)	$20,571

(1) The acquisition of Concord resulted in certain tax deductible intangibles, a portion or all of which are not being amortized for book purposes. The intangible assets were reduced by $0.2 million as the result of the tax benefit generated for tax purposes during the nine months ended September 30, 2007.

	December 31, 2006
	Gross	Other Adjustments	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$—	$(258)	$12,141	12 yrs
Non-compete agreements	37	—	(3)	34	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	—	9,397	—

Intangibles, net	$21,833	$—	$(261)	$21,572

Note 5. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Accrued compensation, benefits and commissions	$836	$706
Accrued interest payable	880	840
Accrued professional services	342	25
Accrued insurance	61	216
Accrued property taxes	63	41
Accrued other liabilities	1,028	1,377
	$3,210	$3,205

Note 6. Long-term Debt and Notes Payable

In connection with the Company’s acquisition of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement established a commitment to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. At September 30, 2007 and December 31, 2006, the outstanding balance from the revolving credit facility amounted to $6.8 million and $3.3 million, respectively. At September 30, 2007, the Company had $1.6 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at September 30, 2007 and December 31, 2006 was $25.0 million and $28.0 million, respectively. At September 30, 2007, the Company had $4.0 million classified as current and $21.0 million classified as long-term. During the period ended September 30, 2007, the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At September 30, 2007 and December 31, 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.23% and 7.87%, respectively.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of September 30, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. The Company believes it has the financial ability to make all payments on this note.

Note 7. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three and nine months ended September 30, 2007, exclude the impact of 250 potential common shares issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income (loss) per share for the three and nine months ended September 30, 2006, exclude the impact of 57 and 28, respectively, of potential common shares issuable upon the exercise of stock options, 5,628 potential common shares from the conversion of the convertible note and 151 and 141, respectively, of common shares from restricted stock awards, which were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic income (loss) per share calculation:

Net income (loss)	$611	$(7,621)	$2,673	$(7,724)

Weighted average common shares - basic	41,717	29,908	41,690	29,320
Basic net income (loss) per share	$0.01	$(0.25)	$0.06	$(0.26)

Diluted income (loss) per share calculation:

Net income (loss)	$611	$(7,621)	$2,673	$(7,724)

Weighted average common shares - basic	41,717	29,908	41,690	29,320
Effect of dilutive stock options	1,277	—	1,039	—
Effect of restricted stock awards	—	—	73	—
Effect of convertible note	5,628	—	5,628	—
Effect of stock fee	204	—	148	—
Weighted average common shares - diluted	48,826	29,908	48,578	29,320

Diluted net income (loss) per share	$0.01	$(0.25)	$0.06	$(0.26)

Note 8. Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $122.1 million and research and development credit carry-forwards of $0.2 million at September 30, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. In 2006, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized. Deferred tax assets were $8.1 million at September 30, 2007 and December 31, 2006, respectively, net of a valuation allowance of $34.6 million and $34.9 million, respectively.

Because the majority of the Company’s deferred tax asset consists of net operating loss carryforwards for federal tax purposes, the key to the Company’s ability to realize the deferred tax asset will be to generate sufficient income in future years to utilize the loss carryforwards prior to expiration.

The Company has an effective tax rate of 35% and 19% for the three and nine months ended September 30, 2007, respectively, which consists of a federal alternative minimum tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels. The change in the Company’s effective tax rate is due to Concord’s taxable income within its respectable states.

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

Note 9. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation (as defined herein) to the Plan. For the three and nine months ended September 30, 2007, the Company made matching contributions of approximately $52 thousand and $106 thousand, respectively. For the three and nine months ended September 30, 2006, the Company made matching contributions of approximately $20 thousand and $69 thousand, respectively.

Note 10. Stockholders’ equity

In 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The Company estimates the fair value of share-based payments using the Black-Scholes model for stock options and the market price of the Company’s common stock for restricted stock awards. Total share based compensation expense for the three and nine months ended September 30, 2007, was $0.6 million and $2.0 million, respectively, including restricted stock award based compensation expense for the three and nine months ended September 30, 2007, of $0.1 million and $0.3 million, respectively. Total share based compensation expense for both the three and nine months ended September 30, 2006 was $7.6 million, including restricted stock award based compensation expense for the three and nine months ended September 30, 2006, of $21 thousand and $62 thousand, respectively.

On June 21, 2007 the Company’s, stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock will be initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan will have a term of ten years expiring on June 21, 2017. As of September 30, 2007 no awards have been issued under this plan.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”). The 2007 Annual Incentive Plan will enable the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, which will enable the Company to deduct such compensation from its taxable income. As of September 30, 2007, no awards have been issued under this plan.

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

A summary of option activity under the Plans as of September 30, 2007, and changes during the period then ended is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,591	$0.80
Granted	63	$2.33
Exercised	(84)	$0.57
Forfeited or expired	(129)	$1.49
Outstanding at September 30, 2007	1,441	$0.81	5.2	$1,760
Vested or expected to vest at September 30, 2007	1,441	$0.81	5.2	$1,760
Exercisable at September 30, 2007	326	$0.65	6.8	$435

A summary of the activity under the performance plans as of September 30, 2007, and changes during the period then ended is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,371	$0.81
Granted	62	$2.33
Exercised	-
Forfeited or expired	(62)	$2.33
Outstanding at September 30, 2007	1,371	$0.81	6.06	$1,669
Vested or expected to vest at September 30, 2007	1,371	$0.81	6.06	$1,669
Exercisable at September 30, 2007	-	$-	-	$-

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

Note 12. Related Party Transactions

The Company occupied through September 30, 2007 space made available to it at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company's Non-Executive Chairman, Warren B. Kanders. On October 2, 2007, the Company relocated its Corporate Headquarters to the 21st floor of Landmark Square and has begun paying rent on its lease agreement.

On September 22, 2006, the Company entered into an Equity Compensation Agreement (the “Compensation Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who was then the Company’s Executive Chairman of the Board of Directors, for prior strategic, consulting, investment banking and advisory services to the Company in connection with Company’s asset redeployment strategy. As compensation for such past services, the Company agreed to issue to Kanders & Company 8,274,000 shares of its common stock. Kanders & Company will receive no cash payment for its services pursuant to the Compensation Agreement. Pursuant to the terms and conditions of the Compensation Agreement, the Company granted “demand” and “piggyback” registration rights to Kanders & Company with respect to the shares of common stock that are issuable under the Compensation Agreement. The aggregate value of the awards was $7.4 million, which was based upon the closing price of the Company’s common stock of $0.89 on September 22, 2006, the date of the grant. The Company recorded compensation expense of $7.4 million relating to the grant of stock during the third quarter of the year ended December 31, 2006.

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal of (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three and nine months ended September 30, 2007, the Company recorded consulting fees of $0.2 million and $0.8 million, respectively, related to the consulting agreement. As of September 30, 2007 and December 31, 2006, the accrued balance due to Kanders & Company under this agreement amounted to $0.5 million and $0.1million, respectively.

For the three months ended September 30, 2007 and 2006, the Company reimbursed Clarus Corporation (“Clarus”) an aggregate of $18 thousand and $13 thousand, respectively; and for the nine months ended September 30, 2007 and 2006, the Company reimbursed Clarus $101 thousand and $19 thousand, respectively, for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of September 30, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. The Company believes it has the financial ability to make all payments on this note.

Note 13. Acquisition

On October 3, 2006, the Company acquired the assets of CRC, a manufacturer of steel counterweights doing business as Concord Steel. Concord is one of the nation’s leading independent manufacturers of steel counterweights that are incorporated into a variety of industrial equipment including aerial work platforms, cranes, elevators and material handling equipment. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be the Predecessor for accounting purposes. Accordingly, relevant financial information regarding the Predecessor has been presented.

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

The total purchase price of the acquisition was $45.3 million, including transaction costs of approximately $3 million. In addition, CRC invested $3.0 million of their proceeds from the sale of CRC to purchase 3,529,412 unregistered shares of the common stock of the Company at the closing price per share of $0.85. Such shares are subject to a six-month lock-up agreement and a registration rights agreement containing customary “demand” and “piggyback” registration rights. In addition, pursuant to the purchase agreement, a final working capital adjustment of $0.5 million was returned to the Company as the opening balance sheet working capital was reconciled with CRC.

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries and to use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006 and described below. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in Stamford Industrial Group’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

OVERVIEW

Stamford Industrial Group was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. The Company seeks acquisitions with transactions valued up to $150 million and having an EBITDA range of $5-$25 million. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) for accounting purposes. Accordingly, Stamford Industrial Group’s consolidated results for the three and nine months ended September 30, 2007 have been compared with the combined results of Stamford Industrial Group’s results for the three and nine months ended September 30, 2006 and the Predecessor’s results for the three and nine months ended September 30, 2006 and relevant and prior year financial information regarding the Predecessor is presented herein.

The following management’s discussion and analysis of financial condition and results of operations of Stamford Industrial Group, Inc. and its Predecessor should be read in conjunction with the historical financial statements and footnotes of Stamford Industrial Group included elsewhere in this report and of CRC as Predecessor, included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our future results of operations may change materially from the historical results of operations reflected in Stamford Industrial Group’s, and the Predecessor’s, historical financial statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Consolidated Operating Results for the Three Months Ended September 30, 2007 Compared to the Combined Three Months Ended September 30, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results for the three months ended September 30, 2007 to the Company’s results of operations for the three months ended September 30, 2006 combined with that of the Predecessor for the three months ended September 30, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the three months ended September 30, 2007 and 2006. No proforma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Stamford Industrial Group Three Months Ended September 30, 2007	Stamford Industrial Group Three Months Ended September 30, 2006	Predecessor Company Three Months Ended September 30, 2006	Combined	Variance (1)

Revenues:
Product	$28,197	$—	$22,095	$22,095	$6,102
Total revenues	28,197	—	22,095	22,095	6,102
Cost of revenues:
Product	23,102	—	18,072	18,072	5,030
Total cost of revenues	23,102	—	18,072	18,072	5,030
Gross margin	5,095	—	4,023	4,023	1,072
Operating expenses:
Sales and marketing	368	—	338	338	30
General and administrative	3,065	219	640	859	2,206
Related party stock compensation	—	7,542	—	7,542	(7,542)
Total operating expenses	3,433	7,761	978	8,739	(5,306)

Income (loss) from operations	1,662	(7,761)	3,045	(4,716)	6,378

Other income (expense):
Interest income	—	184	—	184	(184)
Interest expense	(720)	(13)	(150)	(163)	(557)
Other income (expense)	—	(31)	(1,865)	(1,896)	1,896
Total other (expense) income, net	(720)	140	(2,015)	(1,875)	1,155

Income (loss) before taxes	942	(7,621)	1,030	(6,591)	7,533

Provision for income taxes	331	—	36	36	295
Net income (loss)	$611	$(7,621)	$994	$(6,627)	$7,238

(1) Variance represents the difference between consolidated results of operations for the three months ended September 30, 2007 and Combined for the three months ended September 30, 2006 and has been presented to assist the reader in evaluating our financial statements.

REVENUES

Revenue increased $6.1 million or 27.6% to $28.2 million for the three months ended September 30, 2007 as compared to $22.1 million for the Combined three months ended September 30, 2006. The increase of $6.1 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of $5.1 million, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, increased demand in the elevator market and theatrical market of $0.6 million and an increase in scrap metal sales of $0.4 million.

GROSS MARGIN

Gross margin was $5.1 million or 18.1% of sales for the three months ended September 30, 2007 as compared to $4.0 million or 18.1% of sales for the Combined three months ended September 30, 2006. Gross margin percentage remained flat, despite the impact of increased manufacturing overhead costs associated with the ramp up of our Essington, PA manufacturing facility, additional expenses related to repairs and maintenance costs and additional outside fabrication costs partially offset by sales volume and price increases.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2007 decreased $5.3 million or 60.9% to $3.4 million as compared to $8.7 million for the Combined three months ended September 30, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended September 30, 2007, sales and marketing expenses remained flat at approximately $0.4 million compared to $0.4 million for the Combined three months ended September 30, 2006.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the three months ended September 30, 2007, general and administrative expenses increased $2.2 million or 244.4% to $3.1 million as compared to $0.9 million for the Combined three months ended September 30, 2006. The increase is primarily the result of increases in deferred compensation expenses of $0.6 million, employee related expenses of $0.4 million, consulting expenses of $0.3 million which relate to the Kanders & Company consulting and stock fee agreements (see note 12 to the consolidated financial statements for further discussion), amortization of intangible assets of $0.3 million related to the acquisition of Concord and professional fees of $0.6 million.

Related party stock compensation. For the three months ended September 30, 2006, the Company incurred $7.5 million of non-cash compensation expense for grants of common stock primarily to Kanders & Company, as discussed in Note 12 to the financial statements. There is no comparable expense for the three months ended September 30, 2007.

Interest income. Interest income was $0 for the three months ended September 30, 2007 compared to interest income of $0.2 million for the Combined three months ended September 30, 2006. The primary reason for the decrease is due to the sale of marketable securities which were used to partially finance the acquisition of Concord.

Interest expense. Interest expense was $0.7 million for the three months ended September 30, 2007 compared to interest expense of $0.2 million for the Combined three months ended September 30, 2006. The primary reason for the increase is attributable to interest costs associated with borrowings incurred to finance the acquisition of Concord.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $122.1 million and research and development credit carry-forwards of approximately $0.2 million at September 30, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at both September 30, 2007 and December 31, 2006, net of a valuation allowance of $34.6 million and $34.9 million, respectively.

The Company has an effective tax rate of 35% for the three months ended September 30, 2007, which consists of a federal alternative minimum tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels.

Consolidated Operating Results for the Nine Months Ended September 30, 2007 Compared to Combined Nine Months Ended September 30, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results for the nine months ended September 30, 2007 to the Company’s results of operations for the nine months ended September 30, 2006 combined with that of the Predecessor for the nine months ended September 30, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the nine months ended September 30, 2007 and 2006. No proforma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Stamford Industrial Group Nine Months Ended September 30, 2007	Stamford Industrial Group Nine Months Ended September 30, 2006	Predecessor Company Nine Months Ended September 30, 2006	Combined	Variance (1)

Revenues:
Product	$84,382	$—	$60,738	$60,738	$23,644
Service, maintenance and royalty	—	20	—	20	(20)
Total revenues	84,382	20	60,738	60,758	23,624
Cost of revenues:
Product	69,540	—	47,867	47,867	21,673
Total cost of revenues	69,540	—	47,867	47,867	21,673
Gross margin	14,842	20	12,871	12,891	1,951
Operating expenses:
Sales and marketing	1,043	—	905	905	138
General and administrative	8,422	568	1,564	2,132	6,290
Related party stock compensation	—	7,542	—	7,542	(7,542)
Total operating expenses	9,465	8,110	2,469	10,579	(1,114)

Income (loss) from operations	5,377	(8,090)	10,402	2,312	3,065

Other income (expense):
Interest income	6	519	—	519	(513)
Interest expense	(1,935)	(39)	(463)	(502)	(1,433)
Other income (expense)	(139)	(114)	(2,113)	(2,227)	2,088
Total other (expense) income, net	(2,068)	366	(2,576)	(2,210)	142

Income (loss) before taxes	3,309	(7,724)	7,826	102	3,207

Provision for income taxes	636	—	212	212	424
Net income (loss)	$2,673	$(7,724)	$7,614	$(110)	$2,783

(1) Variance represents the difference between consolidated results of operations for the nine months ended September 30, 2007 and Combined for the nine months ended September 30, 2006 and has been presented to assist the reader in evaluating our financial statements.

REVENUES

Revenue increased $23.6 million or 38.8% to $84.4 million for the nine months ended September 30, 2007 as compared to $60.8 million for the Combined nine months ended September 30, 2006. The increase of $23.6 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of approximately $20.3 million, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, increased demand in the elevator market and theatrical market of $1.3 million and an increase in scrap metal sales of $2.0 million.

GROSS MARGIN

Gross margin was $14.8 million or 17.5% of sales for the nine months ended September 30, 2007 as compared to $12.9 million or 21.2% of sales for the Combined nine months ended September 30, 2006. The 17.5% decrease in margin percentage is primarily a result of significantly higher costs for raw material, one time increase in scrap related to lean manufacturing initiatives, increase in manufacturing overhead costs associated with the ramp up of the Essington, Pennsylvania manufacturing facility, additional expenses related to repairs and maintenance and additional outside fabrication costs partially offset by sales volume increases.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2007 decreased $1.1 million or 10.4% to $9.5 million as compared to $10.6 million for the Combined nine months ended September 30, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the nine months ended September 30, 2007, sales and marketing expenses increased $0.1 million or 11.1% to $1.0 million as compared to $0.9 million for the Combined nine months ended September 30, 2006. The increase is primarily the result of increased freight costs related to increased revenues and an increase in employee related expenses.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the nine months ended September 30, 2007, general and administrative expenses increased $6.3 million or 300.0% to $8.4 million as compared to $2.1 million for the Combined nine months ended September 30, 2006. The increase is primarily the result of increases in deferred compensation expenses of $1.9 million, employee related expenses of $1.2 million, professional fees of $1.0 million, consulting expenses of $0.6 million which relate to the Kanders & Company consulting and stock fee agreements (see note 12 to the consolidated financial statements for further discussion), amortization of intangible assets of $0.8 million related to the acquisition of Concord, and other general expenses of $0.8 million.

Related party stock compensation. For the nine months ended September 30, 2006, the Company incurred $7.5 million of non-cash compensation expense for the grants of common stock primarily to Kanders & Company, as discussed in Note 12 to the financial statements. There is no comparable expense for the nine months ended September 30, 2007.

Interest income. Interest income was $0 for the nine months ended September 30, 2007 compared to interest income of $0.5 million for the Combined nine months ended September 30, 2006. The primary reason for the decrease is due to the decrease in marketable securities which were used to partially finance the acquisition of Concord.

Interest expense. Interest expense was $1.9 million for the nine months ended September 30, 2007 compared to interest expense of $0.5 million for the Combined nine months ended September 30, 2006. The primary reason for the increase is attributable to interest costs associated with borrowings incurred to finance the acquisition of Concord.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $122.1 million and research and development credit carry-forwards of approximately $0.2 million at September 30, 2007. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at September 30, 2007 and December 31, 2006, respectively, net of a valuation allowance of $34.6 million and $34.9 million, respectively.

The Company has an effective tax rate of 19% for the nine months ended September 30, 2007, which consists of a federal alternative minimum tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement established a commitment to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million; (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”); and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permits the Company to draw funds for the purchase of machinery and equipment during the 6-month period ending March 3, 2007, and then converts into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. At September 30, 2007 and December 31, 2006, respectively, the outstanding balance from the revolving credit facility amounted to $6.8 and $3.3 million, respectively. At September 30, 2007, the Company had $1.6 million available in additional borrowings net of $1.6 million in outstanding letters of credit. The balance under the term loan at September 30, 2007 and December 31, 2006 was $25.0 million and $28.0 million, respectively. At September 30, 2007, the Company had $4.0 million classified as current and $21.0 million classified as long-term. During the nine month period ended September 30, 2007, the Company was in compliance with all covenants under the credit facility.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, at either (i) a rate equal to London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At September 30, 2007 and December 31, 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.23% and 7.87%, respectively.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2005, zero remained to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement (the “Rights Agreement”), which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the Board of Directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of September 30, 2007 and December 31, 2006, respectively, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. The Company believes it has the financial ability to make all payments on this note.

Operating Activities

Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2007, reflecting net income of $2.7 million, depreciation and amortization of $1.2 million, non-cash deferred stock-based compensation expenses of $2.0 million offset by the impact of changes in working capital of $5.3 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections. Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2006, reflecting a net loss of $7.7 million, non-cash related party stock compensation of $7.6 million, amortization of discounts on investments of $0.4 million, and a change in working capital of $0.2 million offset by stock based compensation of $0.1 million. Net cash provided by operating activities for the Predecessor was $4.9 million for the nine months ended September 30, 2006, reflecting net income of $7.6 million, which includes depreciation expense of $0.4 million and a change in working capital of 3.1 million.

Investing Activities

Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2007, primarily resulting from the purchase of machinery and equipment. Net cash provided by investing activities was $14.7 million for the nine months ended September 30, 2006 and was due to the maturity of marketable securities primarily offset by the purchase of marketable securities. Net cash used in investing activities for the Predecessor was $3.9 million for the nine months ended September 30, 2006, resulting from the purchase of $3.3 million in marketable securities and $0.6 million in capital expenditures.

Financing Activities

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2007. The net cash provided by financing activities was primarily from an increase in the Company’s line of credit facility of $3.5 million which was used for working capital expansion and capital expenditures, offset by cash used to paydown long-term debt in the amount of $3.0 million. There was no cash used or provided by financing activities for the nine months ended September 30, 2006. Net cash used in financing activities for the Predecessor was $2.0 million for the nine months ended September 30, 2006, resulting from proceeds from a line of credit which were more than offset by distributions to members.

We believe that our current cash on hand together with the Company’s revolving credit facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $0.3 million for the remainder of fiscal 2007. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility. The primary driver of increased capital expenditures in 2007 is related to the machinery and equipment for the new Essington, Pennsylvania manufacturing facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At September 30, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.23%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention as of the September 30, 2007 evaluation that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAMFORD INDUSTRIAL GROUP, INC.

Date: November 7, 2007	By: /s/ Albert W. Weggeman Jr.
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