Form 10-K
period 2007-12-31
Stamford Industrial Group, Inc.
filed 2008-03-17
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(203) 428-2200
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock, par value $0.0001 per share, reported on the OTC Pink Sheets Electronic Quotation Service on June 30, 2007 was $88,268,362.

As of March 14, 2008, there were outstanding 41,507,262 shares of the Registrant’s Common Stock, $0.0001 par value.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2007 fiscal year end are incorporated by reference into Part III of this report.

STAMFORD INDUSTRIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to implement our acquisition growth strategy or obtain financing  to support such strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries and to use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of this report and described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in Stamford Industrial Group’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

References in this report to “Stamford Industrial Group,” the “Company,” “we,” “our” and “us” refer to Stamford Industrial Group, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiary, Concord Steel, Inc. (which is referred to in this report as “Concord”).

PART I

ITEM 1. BUSINESS

Stamford Industrial Group

Overview

Stamford Industrial Group, through its wholly owned subsidiary Concord Steel, Inc. (“Concord”), is a leading independent manufacturer of steel counterweights and structural weldments. We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

Stamford Industrial Group was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. Our investment criteria generally includes companies having a transaction value of up to $150 million with levels of earnings before interest, taxes, depreciation and amortization in the range of $5-$25 million.

Industry Overview

Management believes that the North American counterweight and related steel weldments industry, including captive in-house and independent operations, is worth over $350 million.

We believe that growth of the construction equipment markets we target will be driven by increasing demand for construction equipment and by increasing government spending. By 2009, it is estimated that non-residential and infrastructure construction spending in the United States will grow from approximately $660 billion today to more than $742 billion. We believe that these increased construction spending levels will drive higher demand for construction related equipment on which our counterweights are ultimately used. It is anticipated that as the United States’ highways and infrastructures continue to grow older, local, state and federal municipalities will be required to increase spending on repairing, maintaining and rebuilding such highways and infrastructures. The Company believes that U.S. federal government initiatives, such as the renewal of the six-year federal highway-funding plan, continue to provide favorable conditions for highway and infrastructure construction spending. For 2009, it is estimated that government spending on repairing and rebuilding infrastructures will grow from approximately $76 billion in 2007 to more than $78 billion. It is expected that increased spending in government related construction and infrastructure programs should drive increased demand for construction related equipment, which should in turn increase demand for our counterweight products.

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

Gain Access to New Sales Channels and Leverage Customer Relationships.   We are focused on expanding our customer base and offering an increasing array of products and distribution channels to improve profitability. We believe this diversification will facilitate access to a new customer base for our historical products, as well as provide the opportunity to offer new products to our existing customers.

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

Leadership Team.   Our leadership team has been involved in the acquisition and integration of a substantial number of companies. Our Non-Executive Chairman of the Board of Directors, Warren B. Kanders, has extensive experience building public companies through strategic acquisitions to enhance organic growth. The Company’s Chief Executive Officer, Al Weggeman, has over 20 years of strategic and operational leadership experience in multinational industrial manufacturing companies, such as General Electric, Asea Brown Boveri Ltd., and Saint Gobain. Our Chief Financial Officer, Jon LaBarre, has more than 12 years of diverse financial management and executive leadership experience in the manufacturing, aerospace, specialty manufacturing, construction equipment and professional services industries.

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

Products and Services

Concord primarily produces three styles of counterweights: profile cut, stack and weld, and box enclosures. Profile cut is the most prevalent method whereby the plate is cut into a specified configuration, de-slagged and staged. The counterweight can either be shipped in its original form or may require added processing (i.e. painting, drilling or shot blasting). Stack and weld products involve various pieces and shapes welded together to create the fabricated end-product. Box enclosures, mainly sold to crane OEMs, are fabricated and welded boxes filled with predetermined weights of material and closed with a welded lid. Profile cut products are typically individual counterweights or weldment components that are integrated into aerial work platforms, material telehandlers, and elevator OEMs. Stack and weld products are generally used in crane and heavy vehicle applications.

Concord also manufactures steel weldments in a variety of shapes and sizes as specified by its customers. Weldments are typically steel components that serve as both a counterweight and as part of the structure of an OEMs end product. Typical weldments could include vehicle body parts such as panels, bumpers, beams, and plates. Since weldments frequently serve the purpose of providing counterweight to a product, the Company typically refers to weldments as counterweights.

The following table shows Concord’s percentage of sales revenue by major product lines for 2007, 2006 and 2005:

	Percentage of Revenue
Product Line	2007	2006	2005
Profile Cut	67%	69%	71%
Box Enclosure	22	18	15
Stack and Weld	4	7	9
Other	7	6	5

Total	100%	100%	100%

The majority of the products sold by Concord are processed. Concord uses techniques such as cutting to length, leveling, milling, boring, flame and laser cutting, fabricating, welding, polishing, shearing and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders.

The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, many OEMs have chosen not to make ongoing significant investments in such equipment and have increasingly outsourced these processes to specialty companies such as Concord.

As part of securing customer orders, Concord also provides technical services to its customers designed to assure cost effective product application while maintaining or improving the customer’s product quality. Concord’s services include: just-in-time inventory programs, production of kits containing multiple products for ease of assembly by the customer, and technical assistance.

Customers

In 2007, the Company’s top three customers represented approximately 60% of our net revenue while our top 10 customers represented approximately 88% of net revenue. While past experience is not a guaranty of future results, Concord has maintained a consistent customer base, with the average customer relationship being approximately 10 years in duration for the top 10 customers and being approximately 15 years in duration for the top three customers. Many of Concord’s end customers are dependent on construction spending and the capital expenditures of national and global equipment rental companies, who acquire fleets of construction equipment to either lease or rent to construction companies. The Company has continued its efforts with developing and enhancing its sales and customer service relations personnel to grow and diversify its business. In 2007, this group penetrated new markets within the aircraft ground equipment, locomotive and construction markets.

The North American equipment rental industry has been consolidating since the mid-1990s, resulting in a number of larger national and regional companies. The consolidation in the equipment rental industry has contributed to a significant reduction in the number of equipment manufacturers as the larger equipment rental companies have sought to reduce the number of suppliers from which they purchase equipment. Since 1997, the number of significant North American and European broad-line aerial work platform manufacturers and telehandler manufacturers has decreased. Given that our counterweight products are used on the manufacturers’ end-product, management believes that this consolidation has significantly contributed to its customer consolidation as well. Concord’s customer base services a number of construction related end-markets, most of which are cyclical.

The following table shows Concord’s percentage of sales revenue by class of customer for 2007, 2006 and 2005:

	Percentage of Revenue
Class of Customer	2007	2006	2005
Aerial Work Platforms (AWP)	47%	47%	48%
Cranes	22	19	15
Elevator	11	13	15
Other	20	21	22

Total	100%	100%	100%

Sales, Marketing and Distribution

The Company’s sales, marketing and distribution are managed by 8 sales representatives, which include technical personnel, who are regionally and nationally based. The Company’s sales representatives, who also develop advertising materials and schedule trade shows targeting industries serviced by Concord, have extensive knowledge of our product offerings and our customer base. The Company intends to manage its sales and marketing efforts in a unified effort, and it plans to leverage relationships to increase sales and utilize resources most effectively to increase the opportunity and visibility of its product offerings.

Manufacturing and Sourcing

The Company manufactures its products in its manufacturing facilities located in Warren, Ohio, Chicago Heights, Illinois and our newest facility in Essington, Pennsylvania. The Essington, Pennsylvania facility has continued to make good progress in its initial ramp-up and now operates with two full shifts and a partial third shift. The Company is currently in the process of working toward ISO compliance at these facilities; however, no assurance can be made that such compliance can be obtained and maintained. Concord has on occasion out-sourced select production operations in order to increase production capacity and maintain customer-shipping requirements.

Competition

The Company operates in the United States as a supplier of counterweights to multinational construction, maintenance, and industrial equipment OEM’s. Its competitors are primarily domestic and range from mid-size steel processors to small single-product niche manufacturers. Within this market, the Company faces competition principally from two mid-size counterweight manufacturers, as well as numerous other smaller niche manufacturers of competitive products. Certain of our competitors in the markets we compete in may have more resources and experience than us.

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

Suppliers

In 2007, the Company purchased approximately 244 million pounds of materials from several suppliers, including steel mills located throughout the United States and Canada. The Company’s top 10 suppliers accounted for approximately 92 percent of 2007 purchase dollars. No supplier accounted for 30% or more of the 2007 purchase dollars. The Company’s primary raw material is secondary carbon steel plate. Secondary material is a steel mill product that typically is either dimensionally or materially non-conforming so the mill cannot sell it to its customers that require certified production material.

The Company purchases the majority of its inventories at prevailing market prices from key suppliers with which it has had long-standing, established relationships. The Company is generally able to meet its materials requirements because it uses many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are a number of other suppliers able to provide identical or similar materials. Due to the competitive nature of the steel business, metal prices may increase as a result of product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, Concord may not be able to pass its increased material costs fully to customers. In recent years and continuing in 2007, there have been significant consolidations among suppliers of carbon steel. This trend may lead to disruptions in the Company’s ability to meet its material requirements. The Company anticipates it will be able to meet its material requirements because it believes it has good relationships with its suppliers and believes it will continue to be among the largest customers of secondary steel from its suppliers. We cannot assure you that we will continue to maintain satisfactory terms with our suppliers. Our inability to maintain such terms, the loss of any of our key suppliers, or any other interruption or delay in the supply of our required materials, or our inability to obtain these materials at acceptable prices or within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

Environmental, Health and Safety Matters

The Company’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, its operations are subject to federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Management believes that the Company’s operations are presently in substantial compliance with all such laws and does not presently anticipate that it will be required to expend any material amounts in the foreseeable future in order to meet present environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with future requirements, which costs and liabilities could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. Some of the properties owned or leased by the Company are located in industrial areas or have a history of heavy industrial use. The Company may incur environmental liabilities with respect to these properties in the future that could have a material adverse effect on the Company’s financial condition or results of operations. See “Risk Factors - The Company could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase its operating expenses and reduce its operating income” for additional information.

Patents and Trademarks

The Company does not own any United States or foreign patents, trademarks or licenses that are material to its business. However, it does rely on certain data and processes, including trade secrets and know-how, and the success of our business depends, to some extent, on such information remaining confidential. Each of our executive officers is subject to a non-competition and confidentiality agreement that seeks to protect this information. The Company protects its trade secrets by, among other things, entering into confidentiality agreements with key employees regarding such matters and implementing measures to restrict access to sensitive data. While the Company considers all of its intellectual property rights as a whole to be important, it does not consider any single right to be essential to its operations as a whole.

Employees

As of December 31, 2007, the Company employed approximately 366 people in the United States, of whom 16 were office employees and approximately 350 were plant employees. Approximately 31% of our plant employees are members of the United Steelworkers Union. In December 2007, the employees of our Essington, Pennsylvania facility ratified a union contract effective February 1, 2008 with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union Local 404, of which approximately 90% of the employees at this facility are new members of the union. On August 31, 2008, a union contract covering approximately 100 employees at our Warren, Ohio facility will expire. The Company expects to begin negotiations sometime after the first quarter of 2008. We have not experienced a work stoppage during the past five years and management believes that our relationships with our employees and unions are satisfactory.

Seasonal Nature of Business

A portion of the Company’s customers experience seasonal slowdowns. The Company’s revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days, plant shutdowns and holiday or vacation closures for some customers. Consequently, the Company’s sales in the first two quarters of the calendar year are usually higher than in the third and fourth quarters.

Available Information

Our Internet address is www.stamfordig.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

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

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Stamford Industrial Group, c/o the Secretary, One Landmark Square, 21st Floor, Stamford, Connecticut 06901.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K or any of our other filings made with the Securities and Exchange Commission.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 17, 2008 are as follows:

Albert W. Weggeman, who is 44 years of age, joined Stamford Industrial Group in 2006. Mr. Weggeman has served as President and Chief Executive Officer since October 3, 2006. From 2005 until 2006, he served as President of Tyden Group, Inc. a global manufacturer of cargo security and product identification and traceability technology. From 2001 until 2005 Mr. Weggeman was Chief Operating Officer for Key Components, Inc. LLC a company specializing in the design and manufacture of engineered components for a broad range of OEM applications and customers. From 1999 until 2001 Mr. Weggeman was President of a General Electric Company subsidiary focused on the manufacture and sale of outdoor electrical products. Mr. Weggeman also served in various leadership roles in M&A, Marketing, Operations and Strategic Planning functions for multinational manufacturing companies. Mr. Weggeman graduated with an Electrical Engineering degree from Northeastern University in 1988 and an MBA from Kellogg Graduate School of Management in Chicago in 1992. He is a graduate of General Electric Company’s Manufacturing Management Program.

Jonathan LaBarre, who is 38 years of age, joined Stamford Industrial Group in 2006. Mr. LaBarre has served as our Chief Financial Officer since December 1, 2006. Prior to Stamford Industrial Group, he served as a Senior Finance Manager and Global SOX Leader with Terex Corporation, a diversified global manufacturer, where he was responsible for corporate accounting, mergers and acquisitions due diligence and integration, financial planning, and internal compliance functions from February 2002 to November 2006. From April 1999 until January 2002, Mr. LaBarre held various management leadership positions in accounting and finance at Pratt & Whitney's International Product Center, an operating company of United Technologies Corporation and The Stanley Works. Before that, Mr. LaBarre served with the U.S. Army as a Medical Supply Logistics Non-Commissioned Officer, with eight years of procurement and management of medical supply warehouses located in Texas, South Korea, and the Middle East. He is a CPA and graduated with a B.S. in accounting from Central Connecticut State University in 1994 and an MBA from Western New England College in 2000.

Paul Vesey, who is 52 years of age, has served as the President of Concord since October 3, 2006 and previously served as Concord’s Vice President from 1991 to 2006. Since 1980 Mr. Vesey has been employed by Concord in a variety of positions including Plant and General Manager with responsibilities that have included product development, sales and marketing.

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

If for any reason our supply of carbon steel is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, financial difficulties of suppliers, significant events affecting their facilities, significant weather events, or those factors listed under “Our future operating results may be affected by fluctuations in raw material costs and steel prices or other factors beyond our control.” Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if delivery from a major supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past.

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

In 2007, our three largest customers accounted for approximately 60% of our net revenue, with our top customer accounting for a significant portion of that number, and our ten largest customers accounted for approximately 88% of our net revenue. A significant loss of or decrease in business from one or more of our largest customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Although we have long-established relationships with many of our customers, we do not have any long-term supply or binding contracts or guarantees of minimum purchases. Purchases by our customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, or delay purchases for a number of reasons beyond our control. Significant or numerous cancellations, reductions, or delays in purchases by customers could have a material adverse effect on our business, results of operations and financial condition.

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

The metals processing industry is very fragmented and competitive, consisting of a large number of small companies and a few relatively large companies. Competition is based principally on price, service, quality, production capabilities, inventory ability and timely delivery. Competition in the various markets in which the Company participates comes from companies of various sizes, some of which have greater financial resources than the Company and some of which have more established brand names in the local markets served by the Company. Increased competition could force the Company to lower its prices or to offer increased services at a higher cost, which could reduce the Company’s profitability.

The Company could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase its operating expenses and reduce its operating income.

The Company’s operations are subject to various environmental statutes and regulations, including laws and regulations governing materials it uses. In addition, certain of its operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for its operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of its facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years. Over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from Company operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could have a material adverse effect on its financial position, results of operations or cash flows.

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

If the Company were found liable under product liability claims, it could be required to pay substantial monetary damages. We currently maintain product liability insurance coverage; however, we cannot assure that this coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, will be obtainable at a reasonable cost. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur, and we will continue to be exposed to the risk that our claims may be excluded and that our insurers may become insolvent. A product liability claim or series of claims brought against us for uninsured liabilities or liabilities in excess of our insurance coverage could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. In addition, as a result of a product liability claim, our reputation could be harmed and we may have to recall some of our products, which could result in significant costs to us and have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

We have a short operating history with respect to our current and proposed businesses, so it will be difficult for investors to predict our future success.

The Company had no active operations between April 11, 2004 and October 3, 2006, the date on which we acquired assets and certain liabilities of CRC. As a result, we have a limited operating history to evaluate in assessing our business and prospects in light of the risks and difficulties we may encounter as a company with a limited operating history in our current business. If we are unable to successfully address these risks and difficulties, our business and operating results could be materially adversely affected.

There are significant risks associated with our strategy of acquiring and integrating businesses.

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities including blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•	loss of key employees, customers or suppliers of acquired businesses;

•	diversion of management's time and attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•	risks associated with entering markets in which we have limited or no experience;

•	risks associated with our ability to execute successful due diligence; and

•	assumption of contingent or undisclosed liabilities of acquisition targets.

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

As a result of an acquisition of a business or assets we may be required to subsequently take writedowns or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we acquire, we cannot assure that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our existing debt financing.

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

As a result of these covenants, the Company’s ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions or making acquisitions of a business that might otherwise be beneficial to it. In addition, the Company’s failure to comply with these covenants could result in a default under its debt, which could permit the holders to accelerate such debt. If any of the Company’s debt is accelerated, it may not have sufficient funds available to repay such debt.

We may be unable to realize the benefits of our net operating loss ("NOL") and tax credit carryforwards.

NOL’s may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards, if fully utilized, could provide a benefit to us of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in integrating Concord, identifying additional suitable merger partners and/or acquisition candidates, and, once identified, successfully consummating a merger with and/or acquisition of these candidates.

If we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of taxable income that may be offset by our NOL generated prior to the ownership change and, accordingly, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders", within the meaning of the NOL carryforward limitations, whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

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

Amendments to our stockholder rights agreement intended to preserve our NOL may not be effective or may have some unintended negative effects.

We recently amended our stockholder rights agreement to decrease the trigger threshold to 4.9%, from 15%, as the amount of the Company’s outstanding common stock that a person must beneficially own before being deemed to be an “Acquiring Person” under the stockholder rights agreement. The principal purpose of the amendment to the stockholder rights agreement is to protect the ability of the Company to use its existing NOL’s for federal income tax purposes by limiting the number of 5% or more owners of our common stock and thus reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986, as amended.

Although the amendment to the stockholder rights agreement is intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such restrictions would prevent all transfers that would result in an impermissible ownership change. The amendment to the stockholder rights agreement will also require any person attempting to acquire a significant interest in us to seek the approval of our Board of Directors. This may have an "anti-takeover" effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the stockholder rights agreement will have the effect of restricting a stockholder's ability to acquire our common stock, the liquidity and market value of our common stock might suffer.

If we acquire a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an acquisition or merger with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

• rules and regulations or currency conversion or corporate withholding taxes on individuals;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations and exchange controls;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

• deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect an acquisition or merger with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect an acquisition or merger with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm audit the effectiveness of the Company’s internal control over financial reporting. An acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal controls of any such acquisition target to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is no longer listed on the NASDAQ Small Cap Market.

On September 3, 2004, our common stock was delisted from the NASDAQ Small Cap Market. The delisting followed a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "STMF.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

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

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

We may issue a substantial amount of equity and cash compensation and other shares of our common stock in the future which could cause dilution to investors and otherwise adversely affect our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. PROPERTIES

     The following table lists the principal manufacturing and office facilities and the primary use of the property at each of the facilities:

Location	Approximate Square Footage	Owned/Leased	Use of Property
Corporate
Stamford, Connecticut (1)	5,750	Leased	Headquarters and administrative
Concord Steel
Warren, Ohio	133,000	Owned	Manufacturing and administrative
Warren, Ohio	4,006	Leased	Administrative
Chicago Heights, Illinois	187,000	Leased	Manufacturing
Essington, Pennsylvania	82,800	Leased	Manufacturing

(1)	The Company has entered into a ten year lease with Reckson Operating Partnership, L.P. for approximately 5,750 square feet of office space.

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

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord Steel, Inc. (“Concord”) filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling.  The case is in its early stages and since discovery has not been completed, we cannot opine as to the ultimate outcome, although we believe that Concord has valid claims and defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock was listed on the NASDAQ National Market System on April 23, 1999 until September 3, 2004, when our common stock was delisted from the NASDAQ Small Cap Market following a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a) (3). Additional information concerning the delisting is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "STMF.PK".

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the OTC Pink Sheets Electronic Quotation Service. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range of Common Stock
	High	Low
2008
First quarter
(through March 14, 2008)	$1.78	$1.00

2007
First Quarter	$2.92	$1.92
Second Quarter	$2.98	$2.05
Third Quarter	$2.84	$1.60
Fourth Quarter	$2.05	$1.19

2006
First Quarter	$0.75	$0.55
Second Quarter	$0.66	$0.55
Third Quarter	$1.80	$0.63
Fourth Quarter	$2.76	$1.72

Recent Sales of Unregistered Securities

None.

Recent Purchases Of Our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2007.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and the Russell 2000 Index for the period commencing on December 31, 2002 and ending December 31, 2007 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2002. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

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

Comparison of five-year cumulative return among STMF, NASDAQ and Russell 2000 Composite Index

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Stamford Industrial Group	$100.00	$28.99	$53.62	$44.93	$177.54	$90.58

NASDAQ	$100.00	$150.01	$162.89	$165.14	$180.85	$198.60

Russell 2000	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96

Stockholders

On March 14, 2008, the last reported sales price for our common stock was $1.25 per share. As of March 14, 2008, there were 207 beneficial shareholders of record and 4,171 individual shareholders of record of our common stock.

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

Securities authorized for issuance under equity compensation plans

The following table sets forth certain information regarding our equity plans as of December 31, 2007:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)(2)	3,012,080	$1.15	8,730,634
Equity compensation plans not approved by security holders	—	$—	—
Total	3,012,080	$1.15	8,730,634

(1)
On June 21, 2007 the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock were initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan has a term of ten years expiring on June 21, 2017. As of December 31, 2007, the total number of awards granted under 2007 Plan were 2.9 million and primarily represented replacement of awards granted to management under our prior equity compensation plans.

(2)
As a result of stockholder approval of the 2007 Stock Incentive Plan, the Company's 1999 Plan has been frozen and will remain in effect only to the extent of awards outstanding under the plan as of June 21, 2007. As of December 31, 2007, the total number of awards granted under 1999 Plan were 0.1 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In 2004, the Company ceased previous operations as a developer of marketing software solutions. On October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) from an accounting treatment perspective. To assist in the understanding of the results of operations, balance sheet data of the Company, relevant prior year financial information regarding the Predecessor is, therefore, presented herein.

The statement of operations data for each of the years ended December 31, 2007, 2006, and 2005, and the balance sheet data at December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 represents the pre-Concord operating results of Stamford Industrial Group, and are derived from audited financial statements not included in this report. The data appearing in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

STAMFORD INDUSTRIAL GROUP, INC.
FIVE YEAR CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$110,743	$24,078	$118	$927	$2,584
Gross margin	$17,817	$4,277	$118	$707	$1,817
Operating expenses (1)	$11,760	$11,576	$553	$2,671	$7,971
Income (loss) from operations	$6,057	$(7,299)	$(435)	$(1,964)	$(6,154)
Other income (expense), net	$(2,822)	$(231)	$642	$1,903	$861
Net income (loss)	$3,032	$(7,753)	$207	$(61)	$(5,293)
Basic net income/(loss) per share	$0.07	$(0.24)	$0.01	$—	$(0.19)
Shares used in basic calculation	$41,749	32,577	28,918	28,574	27,683
Diluted net income/(loss) per share	$0.06	$(0.24)	$0.01	$—	$(0.19)
Shares used in diluted calculation	47,647	32,577	33,438	28,574	27,683
Cash distributions paid (2)	$—	$—	$—	$—	$1.50
Balance Sheet Data
Cash and cash equivalents	$1,236	$3,703	$203	$14,444	$11,932
Marketable securities	$—	$—	$14,659	$—	$—
Working capital	$6,713	$10,870	$14,631	$14,306	$11,600
Total assets	$61,937	$62,125	$15,195	$14,723	$12,803
Long-term liabilities, net of current portion	$22,422	$27,172	$2,533	$2,517	$—
Total stockholders’ equity	$19,646	$15,505	$12,308	$12,028	$11,635

(1)
On September 30, 2006, the Company recorded a non-cash compensation expense of $7.5 million. The expense was for grants of restricted common stock to the Company’s board of directors and common stock to Kanders & Company. See Note 15 to the consolidated financial statements.

(2)	On September 2, 2003, the Company paid a return of capital cash distribution to stockholders of record as of August 18, 2003 in the amount of $1.50 per share.

In the table below, we have provided selected historical financial data of the Predecessor to assist in the understanding of the results of operations and balance sheet data of the Company. The Predecessor’s statement of operations data for each of the years in the periods ended December 31, 2005 and 2004, respectively and the balance sheet data at December 31, 2005 and 2004 are derived from audited financial statements not included in this report. The selected financial data as of October 3, 2006 and for the period January 1, 2006 through October 3, 2006 represents the pre-acquisition financial condition and operating results of the Predecessor in 2006 and are unaudited.

PREDECESSOR'S SELECTED FINANCIAL DATA

		Years Ended December 31,
	January 1, 2006 to October 3, 2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$61,625	$64,404	$45,911
Gross margin	$13,274	$10,693	$8,204
Gross margin percentage	21.5%	16.6%	17.9%
Operating expenses	$2,509	$2,816	$2,515
Income from operations	$10,765	$7,877	$5,689
Other expense	$4,043	$593	$512
Net income	$6,511	$7,228	$5,012
Balance Sheet Data
Cash and cash equivalents	$—	$1,003	$79
Working capital	$2,966	$6,576	$3,943
Total assets	$29,103	$20,208	$14,740
Long-term liabilities, net of current portion	$641	$796	$1,095
Total stockholders’ equity	$8,976	$9,792	$6,512

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

OVERVIEW

Stamford Industrial Group, through its wholly owned subsidiary Concord, is a leading independent manufacturer of steel counterweights and structural weldments. We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

Stamford Industrial Group, Inc. was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. Our investment criteria generally includes companies having a transaction value up to $150 million and with levels of earnings before interest, taxes, depreciation and amortization in the range of $5-$25 million. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) for accounting purposes. Accordingly, Stamford Industrial Group’s consolidated results for the year ended December 31, 2007 have been compared with the combined results of Stamford Industrial Group’s results for the year ended December 31, 2006 and the Predecessor’s results for the year ended December 31, 2006 and relevant and prior year financial information regarding the Predecessor is presented herein.

The following management’s discussion and analysis of financial condition and results of operations of Stamford Industrial Group and its Predecessor should be read in conjunction with the historical financial statements and footnotes of Stamford Industrial Group included elsewhere in this report and of Concord as Predecessor, included in the Company’s amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 18, 2006. Our future results of operations may change materially from the historical results of operations reflected in Stamford Industrial Group, and the Predecessors, historical financial statements.

Management’s discussion and analysis of financial condition and results of operations is based on the historical financial condition and results of operations of Concord as Predecessor, rather than those of Stamford Industrial Group, prior to October 3, 2006.

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

Revenue Recognition. The Company’s revenue recognition policy requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. The Company records sales upon shipment of product to customers and transfer of title under standard commercial terms.

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

Income taxes. Deferred income taxes are provided on the liability method, using presently enacted tax rates, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred tax assets requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred tax assets are considered critical due to the amount of deferred tax assets recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. We continually review the adequacy of the valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. Net deferred tax assets were $8.1 million at both December 31, 2007 and 2006. In addition, we continually evaluate our contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Operating Results for the Year Ended December 31, 2007 compared to the year ended December 31, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results of operations for the year ended December 31, 2007 to the Company’s results of operations for the year ended December 31, 2006 combined with that of the Predecessor for the period January 1, 2006 to October 3, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the year ended December 31, 2007. No pro forma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Stamford Industrial	Stamford Industrial	Predecessor
	Group Year Ended December 31, 2007	Group Year Ended December 31, 2006	Company January 1, 2006 to October 3, 2006	Combined Total	Variance (1)

Revenues:
Product	$110,743	$24,058	$61,625	$85,683	$25,060
Service, maintenance and royalty	—	20	—	20	(20)
Total revenues	110,743	24,078	61,625	85,703	25,040

Cost of revenues:
Product	92,926	19,801	48,351	68,152	24,774
Total cost of revenues	92,926	19,801	48,351	68,152	24,774
Gross margin	17,817	4,277	13,274	17,551	266

Operating expenses:
Sales and marketing	1,315	322	912	1,234	81
General and administrative	9,938	3,616	1,597	5,213	4,725
Related party stock compensation	507	7,638	—	7,638	(7,131)
Total operating expenses	11,760	11,576	2,509	14,085	(2,325)

Income (loss) from operations	6,057	(7,299)	10,765	3,466	2,591

Other (expense) income:
Interest income	6	566	—	566	(560)
Interest expense	(2,691)	(775)	(507)	(1,282)	(1,409)
Management and loan guaranty fees	—	—	(710)	(710)	710
Other (expense)	(137)	(22)	(2,826)	(2,848)	2,711
Total other (expense) income, net	(2,822)	(231)	(4,043)	(4,274)	1,452

Income (loss) before taxes	3,235	(7,530)	6,722	(808)	4,043

Provision for income taxes	203	223	211	434	(231)
Net income (loss)	$3,032	$(7,753)	$6,511	$(1,242)	$4,274

(1) Variance represents the difference between Combined Total and the Company at December 31, 2007 and has been presented to assist in evaluating our financial statements.

REVENUES

Revenues increased $25.0 million or 29.2% to $110.7 million for the year ended December 31, 2007 as compared to combined revenue of $85.7 million for the year ended December 31, 2006. The increase of $25.0 million is primarily due to price increases as a result of increased material costs, and higher sales volume due to increased demand for our products from existing customers of approximately $21.5 million, as a result of increased spending in the commercial and industrial construction, and infrastructure building end markets, the addition of several new customers within the aircraft ground equipment and construction markets of $1.1 million and an increase in scrap metal sales of $2.4 million.

GROSS MARGIN

Gross margin was $17.8 million or 16.1% of sales for the year ended December 31, 2007 as compared to $17.6 million or 20.5% of sales for the Combined year ended December 31, 2006. The 21.4% decrease in margin percentage is primarily a result of significantly higher costs for raw material, a one time increase in scrap related to lean manufacturing initiatives, increase in manufacturing overhead costs associated with the ramp up of the Essington, Pennsylvania manufacturing facility, additional expenses related to repairs and maintenance and additional outside fabrication costs partially offset by sales volume and price increases.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2007 decreased $2.3 million or 16.3% to $11.8 million as compared to the Combined operating expenses of $14.1 million for the year ended December 31, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the year ended December 31, 2007, sales and marketing expenses increased $0.1 million or 8.3% to $1.3 million as compared to $1.2 million for the Combined year ended December 31, 2006. The increase is primarily the result of increased revenues discussed above.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses and costs related to the transition of the Company in October 2006. For the year ended December 31, 2007, general and administrative expenses increased $4.7 million or 90.4% to $9.9 million as compared to $5.2 million for the Combined year ended December 31, 2006. The increase is primarily the result of increases in deferred compensation expenses of $1.3 million, employee related expenses of $0.2 million, professional fees of $1.1 million, consulting expenses of $0.4 million which relate to the Kanders & Company consulting agreement fee (see Note 15 to the consolidated financial statements for further discussion), one time first year Sarbanes-Oxley implementation of $0.3 million, increase in amortization expense of $0.8 million related to intangible assets acquired as part of the Concord acquisition and other general expenses of $0.6 million.

Related party stock compensation. For the year ended December 31, 2007, the Company had related party stock compensation expense of $0.5 million associated with the stock consulting agreement with Kanders & Company (see Note 15 to the consolidated financial statements). The related party stock compensation expense for the year ended December 31, 2006 was primarily due to non-cash compensation expense incurred for the grants of restricted common stock to members of the Company’s Board of Directors and a one time common stock grant to Kanders & Company, as discussed in Note 15 to the consolidated financial statements.

Interest expense. Interest expense was $2.7 million for the year ended December 31, 2007 as compared to Combined interest expense of $1.3 million for the year ended December 31, 2006. The expense was primarily from the issuance of long-term debt used to finance the purchase of Concord. The increase in interest expense is the result of debt outstanding for the full year ended December 31, 2007.

Other expense. For the year ended December 31, 2007 the Company had other expense of $0.1 million compared to $2.8 million for the year ended December 31, 2006. The variance of $2.7 million is primarily related to transaction costs incurred by the Predecessor related to the sale of CRC.

PROVISION FOR INCOME TAXES

For federal income tax purposes, the Company has available federal net operating loss carryforwards of approximately $122.6 million and research and development credit carryforwards of approximately $0.2 million at December 31, 2007. The net operating loss and research and development credit carryforwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial amount of these carryforwards. The recognition of a valuation allowance for deferred tax assets requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred tax assets are considered critical due to the amount of deferred tax assets recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. We continually review the adequacy of the valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. Net deferred tax assets were $8.1 million at both December 31, 2007 and 2006, net of a valuation allowance of $35.4 million and $36.3 million, respectively. We continually evaluate our contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). The Company has an effective tax rate of 6.7% which consists of a federal alternative tax and state tax offset by a state tax credit. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels.

Combined Operating Results for the Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Because the Company had no operations at the time of the acquisition of the assets of the Concord business, Concord is considered to be the Predecessor from an accounting treatment perspective and Concord’s historical results are therefore presented. For the purpose of management’s discussion and analysis of financial condition and results of operations, we have combined the Company’s results for the year ended December 31, 2006 with that of the Predecessor for the period January 1, 2006 to October 3, 2006 and compared that to the results of the Predecessor for the year ended December 31, 2005. Management believes that this provides the most meaningful analysis of the Company’s results for the year ended December 31, 2006. No pro forma adjustments have been included in the table below. Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

	Stamford Industrial Group Year Ended December 31, 2006	Predecessor Company January 1, 2006 to October 3, 2006	Combined Total	Predecessor Company Year Ended December 31, 2005	Variance (1)
Revenues:
Product	$24,058	$61,625	$85,683	$64,404	$21,279
Service, maintenance and royalty	20	—	20	—	20
Total revenues	24,078	61,625	85,703	64,404	21,299

Cost of revenues:
Product	19,801	48,351	68,152	53,711	14,441
Total cost of revenues	19,801	48,351	68,152	53,711	14,441
Gross margin	4,277	13,274	17,551	10,693	6,858

Operating expenses:
Sales and marketing	322	912	1,234	999	235
General and administrative	3,616	1,597	5,213	1,817	3,396
Related party stock compensation	7,638	—	7,638	—	7,638
Total operating expenses	11,576	2,509	14,085	2,816	11,269

(Loss) income from operations	(7,299)	10,765	3,466	7,877	(4,411)
Other (expense) income:
Interest income	566	—	566	—	566
Interest expense	(775)	(507)	(1,282)	(270)	(1,012)
Management and loan guaranty fees	—	(710)	(710)	(323)	(387)
Other (expense)	(22)	(2,826)	(2,848)	—	(2,848)
Total other (expense), net	(231)	(4,043)	(4,274)	(593)	(3,681)

(Loss) income before taxes	(7,530)	6,722	(808)	7,284	(8,092)

Provision for income taxes	223	211	434	56	378
Net (loss) income	$(7,753)	$6,511	$(1,242)	$7,228	$(8,470)

(1) Variance represents the difference between Combined Total and Predecessor Company at December 31, 2005 and has been presented to assist in evaluating our financial statements.

REVENUES

On a combined basis, revenue increased $21.3 million or 33.1% to $85.7 million for the year ended December 31, 2006 as compared to $64.4 million for the Predecessor for the year ended December 31, 2005. The increase of $21.3 million was primarily due to higher sales volume resulting from increased demand for our products from existing customers of approximately $16.3 million, as a result of increased spending in the commercial and industrial construction, and infrastructure building end markets, the addition of several new customers within the elevator market and theatrical market for $3.6 million and an increase in scrap metal sales of $1.4 million.

GROSS MARGIN

Gross margin as a percentage of sales increased to 20.5% for the year ended December 31, 2006 as compared to 16.6% for year ended December 31, 2005. The 20.5% increase in margin was due to higher fixed cost absorption primarily driven by increased revenues.

OPERATING EXPENSES

Combined operating expenses for the year ended December 31, 2006 increased $11.3 million or 403.6% to $14.1 million as compared to $2.8 million for the Predecessor for the year ended December 31, 2005.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the year ended December 31, 2006, sales and marketing expenses increased $0.2 million or 20.0% to $1.2 million as compared to $1.0 million for the Predecessor for the year ended December 31, 2005. The increase was primarily the result of increased revenues as discussed above.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses and costs related to the transition of the Company in October 2006. At December 31, 2006, general and administrative expenses increased $3.4 million or 188.9% to $5.2 million as compared to $1.8 million for the Predecessor for the year ended December 31, 2005. The increase was primarily the result of non-recurring charges related to the sale of Concord.

Related party stock compensation. The Company incurred $7.6 million of compensation expense for the year ended December 31, 2006. The increase in related party stock compensation expense during the period was primarily due to non-cash compensation expense incurred for the grants of restricted common stock to members of the Company’s Board of Directors and common stock to Kanders & Company, as discussed in Note 15 to the financial statements. There is no comparable number for the period ended December 31, 2005.

Amortization of intangibles. The Company had amortization expense of $0.3 million for the year ended December 31, 2006. The amortization was related to intangible assets acquired as part of the Concord acquisition.

Interest expense. Interest expense was $1.3 million for the year ended December 31, 2006. The expense was primarily from the issuance of long-term debt used to finance the purchase of Concord. The Predecessor had interest expense of $0.3 million in 2005.

PROVISION FOR INCOME TAXES

The Company’s provision for income taxes consists of a federal alternative tax and state taxes. There is no deferred federal income tax provision due to the availability of net operating loss carryforwards and the maintenance of a deferred tax valuation allowance at consistent levels.

SELECTED CONSOLIDATED AND COMBINED QUARTERLY OPERATING RESULTS

The following table sets forth quarterly unaudited financial data for 2007 and 2006 for Stamford Industrial Group, which ceased previous operations as a developer of marketing software solutions in 2004. Because the Company had no operations at the time of the acquisition of the assets of Concord, Concord is considered to be the Predecessor from an accounting treatment perspective and therefore, Stamford Industrial Group’s quarterly results for the year ended December 31, 2006 have been combined with quarterly results of the Predecessor. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. The information appearing below is not indicative of the results that may be expected for any subsequent period and should be read in conjunction with the pre-acquisition operating results of the Predecessor, which are included elsewhere in this report.

	STAMFORD INDUSTRIAL GROUP, INC. AND PREDECESSOR THREE MONTHS ENDED
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Amounts in thousands, except per share amounts) (Unaudited)
Results of Operations:
Revenues:
Product	$26,361	$28,197	$28,281	$27,904	$24,945	$22,095	$20,475	$18,168
Service, maintenance and royalty	—	—	—	—	—	—	1	19
Total revenues	26,361	28,197	28,281	27,904	24,945	22,095	20,476	18,187
Cost of revenues:
Product	23,386	23,102	23,872	22,566	20,285	18,072	15,427	14,368
Total cost of revenues	23,386	23,102	23,872	22,566	20,285	18,072	15,427	14,368
Gross margin	2,975	5,095	4,409	5,338	4,660	4,023	5,049	3,819
Gross margin percentage	11.3%	18.1%	15.6%	19.1%	18.7%	18.2%	24.7%	21.0%
Operating expenses:
Sales and Marketing	272	368	303	372	329	338	319	248
General and administrative	1,910	2,933	2,367	2,728	3,081	859	719	554
Related party stock compensation	113	132	133	129	96	7,542	—	—
Total operating expenses	2,295	3,433	2,803	3,229	3,506	8,739	1,038	802
Income (loss) from operations	680	1,662	1,606	2,109	1,154	(4,716)	4,011	3,017
Interest income	—	—	—	6	47	184	176	159
Interest expense	(756)	(720)	(544)	(671)	(780)	(162)	(171)	(169)
Other income (expense), net	2	—	(17)	(122)	(1,462)	(1,865)	(124)	(107)
(Loss) income before income taxes	(74)	942	1,045	1,322	(1,041)	(6,559)	3,892	2,900
(Benefit) provision for income taxes	(433)	331	(265)	570	223	36	114	61
Net income (loss)	$359	$611	$1,310	$752	$(1,264)	$(6,595)	$3 ,778	$2,839

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment by the lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord Acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007.

At December 31, 2007 and 2006, the outstanding balance from the revolving credit facility amounted to $5.3 and $3.3, million, respectively. At December 31, 2007, the Company had $3.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at December 31, 2007 and December 31, 2006 was $23.0 million and $28.0 million, respectively. At December 31, 2007 and December 31, 2006, the Company had $4.0 million and $3.5 million, respectively classified as current and $19.0 million and $24.5 million, respectively classified as long-term. During the year ended December 31, 2007, the Company was in compliance with all of our financial covenants under the bank credit facilities. On March 13, 2008, we entered into a second amendment to the Credit Agreement to provide for, among other thing, revisions to certain of the financial covenants under the bank credit facilities. Our future compliance with our financial covenants under the bank credit facilities will depend on our ability to generate earnings and manage our assets effectively. Our bank credit facilities also have various non-financial covenants, requiring us to refrain from taking certain actions and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.24%.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle Bank acting as the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $12.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issuance, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2007 and 2006, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $5.9 million for the year ended December 31, 2007, reflecting net income of $3.0 million, depreciation and amortization of $1.8 million, non-cash deferred stock-based compensation expenses of $2.2 million offset by the impact of changes in working capital of $1.1 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections in 2007 versus 2006, in addition to one time finders fees of $1.0 million related to the acquisition of Concord in 2006. Net cash provided by operating activities was $1.1 million for the year ended December 31, 2006, reflecting the net loss of $7.8 million, which includes non-cash related party stock compensation expenses of $7.5 million. Net cash provided by operating activities for the Predecessor was $4.3 million for the year ended December 31, 2005, reflecting the net income of $7.2 million, which includes depreciation and amortization expenses of $0.4 million.

Investing Activities

Net cash used in investing activities was $5.4 million for the year ended December 31, 2007, primarily resulting from the purchase of machinery and equipment and leasehold improvements. Net cash used in investing activities was $31.3 million for the year ended December 31, 2006. Cash paid for acquisitions and related costs were $45.3 million partially offset by $14.7 million of proceeds from the sale of marketable securities used to purchase Concord. Capital expenditures were $0.6 million. Net cash used in investing activities for the Predecessor was $0.8 million for the year ended December 31, 2005, primarily resulting from capital expenditures.

Financing Activities

Net cash used in financing activities was $3.0 million for the year ended December 31, 2007. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $2.0 million which was used for working capital expansion and capital expenditures, offset by cash used to pay down long-term debt in the amount of $5.0 million. Net cash provided by financing activities was $33.7 million for the year ended December 31, 2006. The net proceeds were from the issuance of long-term debt of $28.0 million, $3.3 million of borrowings under the short-term revolving facility as a result of the acquisition of Concord Steel, $3.0 million investment from CRC Acquisition Co. LLC offset by debt issuance costs of $0.6 million. Net cash used in financing activities for the Predecessor was $2.5 million for the year ended December 31, 2005. The cash was used to pay down long-term debt of $0.3 million, to make distributions to members in the amount of $3.9 million and was offset by proceeds of $1.7 million from the line of credit.

We believe that existing cash and investments along with the use of our Revolving Facility will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $1.1 million for fiscal 2008. The Company expects capital expenditures will be funded from cash generated by operations. The primary driver of increased capital expenditures in 2008 is related to the purchase of machinery and equipment.

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

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2007 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More Than 5 years
Long-term debt and notes payable	$30,819	$9,286	$8,000	$11,000	$2,533
Estimated interest on long-term debt (1) (2)	4,562	1,634	2,377	484	67
Non-cancelable operating leases	7,555	1,051	2,134	1,668	2,702
Total	$42,936	$11,971	$12,511	$13,152	$5,302

(1)	Variable rates used were those in effect at December 31, 2007.
(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of December 31, 2007.

The Company does not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not engage in the trading of energy, weather or other commodity-based contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS No. 141R may have on its financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2007, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

Interest Rate Risk

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.24%.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the United States prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $12.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%. At December 31, 2007, the net loss of $0.2 million on the interest rate swap is reported in the statement of operations as part of interest expense.

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

ITEM 8. FINANCIAL STATEMENTS

STAMFORD INDUSTRIAL GROUP, INC.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	34

Consolidated Balance Sheets – December 31, 2007 and 2006	38
Consolidated Statements of Operations - Years ended December 31, 2007, 2006 and 2005, the period January 1, 2006 to October 3, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor)	39

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) – Years Ended December 31, 2007, 2006 and 2005	40
Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005, the period January 1, 2006 to October 3, 2006 (Predecessor) and the year ended December 31, 2005 (Predecessor)	41
Notes to the Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc.

We have audited the consolidated balance sheets of Stamford Industrial Group, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stamford Industrial Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Stamford Industrial Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of Stamford Industrial Group, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Stamford, CT
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc.

We have audited Stamford Industrial Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stamford Industrial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stamford Industrial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stamford Industrial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Stamford, CT
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc.

We have audited the statements of operations and cash flows of CRC Acquisition Co., LLC (the “predecessor company”-see Note 1 to the consolidated financial statements) for the period from January 1, 2006 to October 3, 2006, and for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CRC Acquisition Co., LLC for the period from January 1, 2006 to October 3, 2006 and for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Stamford, Connecticut
March 29, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc.

In our opinion, the consolidated statements of operations, stockholders equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Stamford Industrial Group, Inc. (formerly known as Net Perceptions, Inc.) and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 17, 2008

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Years Ended
	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,236	$3,703
Accounts receivable, net	8,341	9,276
Inventories	13,825	14,094
Deferred tax asset	2,684	2,684
Prepaid expenses and other current assets	496	561
Total current assets	26,582	30,318

Property, plant and equipment, net	8,608	3,773

Deferred financing costs, net	645	797
Intangible assets, net	20,524	21,572
Deferred tax asset	5,368	5,368
Other assets	210	297
Total assets	$61,937	$62,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,286	$3,286
Current portion of long-term debt	4,000	3,500
Accounts payable	7,768	9,596
Accrued expenses and other liabilities	2,815	2,890
Income taxes payable	—	176
Total current liabilities	19,869	19,448

Long-term debt, less current portion	21,533	27,033
Other long-term liabilities	889	139
Total liabilities	42,291	46,620

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,801 and 41,676 shares issued and outstanding at December 31, 2007 and 2006, respectively	3	3
Additional paid-in capital	246,346	245,237
Accumulated deficit	(226,703)	(229,735)
Total stockholders’ equity	19,646	15,505
Total liabilities and stockholders’ equity	$61,937	$62,125

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

				Predecessor Company (1)
	Years Ended				Year Ended
				January 1, 2006
	December 31,	December 31,	December 31,	to	December 31,
	2007	2006	2005	October 3, 2006	2005

Revenues:
Product	$110,743	$24,058	$—	$61,625	$64,404
Service, maintenance and royalty	—	20	118	—	—
Total revenues	110,743	24,078	118	61,625	64,404

Cost of revenues:
Product	92,926	19,801	—	48,351	53,711
Total cost of revenues	92,926	19,801	—	48,351	53,711
Gross margin	17,817	4,277	118	13,274	10,693

Operating expenses:
Sales and marketing	1,315	322	—	912	999
General and administrative	9,938	3,616	553	1,597	1,817
Related party stock compensation	507	7,638	—	—	—
Total operating expenses	11,760	11,576	553	2,509	2,816

Income (loss) from operations	6,057	(7,299)	(435)	10,765	7,877

Other (expense) income:
Interest income	6	566	454	—	—
Interest expense	(2,691)	(775)	(68)	(507)	(270)
Management and loan guaranty fees	—	—	—	(710)	(323)
Other (expense) income	(137)	(22)	256	(2,826)	—
Total other (expense) income, net	(2,822)	(231)	642	(4,043)	(593)

Income (loss) before taxes	3,235	(7,530)	207	6,722	7,284

Provision for income taxes	203	223	—	211	56
Net income (loss)	$3,032	$(7,753)	$207	$6,511	$7,228

Basic net income (loss) per share	$0.07	$(0.24)	$0.01
Shares used in basic calculation	41,749	32,577	28,918

Diluted net income (loss) per share	$0.06	$(0.24)	$0.01
Shares used in diluted calculation	47,647	32,577	33,438

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

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

				Accumulated
			Additional	Other	Unearned		Total
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Equity	Income (Loss)

Balance, December 31, 2004	29,282	$2	$234,350	$—	$(135)	$(222,189)	$12,028
Restricted stock grant and related compensation	66	—	50	—	27	—	77
Change in unrealized loss on available-for-sale securities	—	—	—	(4)	—	—	(4)	$(4)
Net income	—	—	—	—	—	207	207	207
Balance, December 31, 2005	29,348	$2	$234,400	$(4)	$(108)	$(221,982)	$12,308	$203
Exercise of stock options	100	—	74	—	—	—	74
Restricted stock grant and related compensation	425	—	399	—	108	—	507
Registered stock issued to CRC	3,529	—	3,000	—		—	3,000
Unregistered stock issued	8,274	1	7,364	—	—	—	7,365
Change in unrealized loss on available-for-sale securities	—	—	—	4	—	—	4	$4
Net loss	—	—	—	—	—	(7,753)	(7,753)	(7,753)
Balance, December 31, 2006	41,676	$3	$245,237	$—	$—	$(229,735)	$15,505	$(7,749)
Exercise of stock options	84	—	47	—	—	—	47
Stock based compensation	—	—	1,264	—	—	—	1,264
Reclassification of paid-in capital to long-term liability	—	—	(298)	—	—	—	(298)
Related party stock compensation	41	—	96	—	—	—	96
Net income	—	—	—	—	—	3,032	3,032	$3,032
Balance, December 31, 2007	41,801	$3	$246,346	$—	$—	$(226,703)	$19,646	$3,032

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor Company (1)
	Years Ended				Year Ended
				January 1, 2006
	December 31,	December 31,	December 31,	to	December 31,
	2007	2006	2005	October 3, 2006	2005
Cash flows from operating activities:
Net income (loss)	$3,032	$(7,753)	$207	$6,511	$7,228
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	586	71	—	414	443
Amortization of intangible assets	1,048	261	—	3	4
Provision for doubtful accounts	2	—	—	13	(20)
Amortization of debt issuance costs	152	60	29	—	—
Amortization of discount on notes payable	—	—	16	—	—
Stock-based compensation	1,665	330	77	—	—
Related party stock compensation	96	7,542	—	—	—
(Discount of) premium on investments, net	—	—	(174)	—	—
Changes in assets and liabilities:
Accounts receivable	933	955	—	(5,930)	(114)
Inventory	269	(1,945)	—	312	(3,986)
Prepaid expenses and other current assets	65	(343)	(83)	122	(47)
Other assets	87	(172)	—	—	—
Accounts payable	(1,828)	2,846	—	3,408	988
Accrued expenses and other liabilities	(251)	(798)	176	51	385
Other liabilities	51	—	—	—	(588)
Net cash provided by operating activities	5,907	1,054	248	4,904	4,293

Cash flows from investing activities:
Acquisition of Concord Steel, net of cash acquired	—	(45,335)	—	—	—
Purchases of short-term investments and marketable securities	—	—	(20,539)	(3,312)	—
Sales and maturities of short-term investments and marketable securities	—	14,663	6,050	—	—
Capital expenditures for property and equipment	(5,421)	(624)	—	(570)	(824)
Net cash used in investing activities	(5,421)	(31,296)	(14,489)	(3,882)	(824)

Cash flows from financing activities:
Net proceeds on line of credit	2,000	3,286	—	6,613	1,708
Proceeds from long-term debt	—	28,000	—	—	—
Debt issuance costs	—	(618)	—	—	—
Principal payments on long-term debt	(5,000)	—	—	(208)	(305)
Distributions to members	—	—	—	(8,430)	(3,948)
Proceeds from sale of common stock	—	3,000	—	—	—
Proceeds from exercise of stock options and warrants	47	74	—	—	—
Net cash (used in) provided by financing activities	(2,953)	33,742	—	(2,025)	(2,545)

Net (decrease) increase in cash and cash equivalents	(2,467)	3,500	(14,241)	(1,003)	924
Cash and cash equivalents at beginning of year	3,703	203	14,444	1,003	79
Cash and cash equivalents at end of year	$1,236	$3,703	$203	$-	$1,003

Supplemental cash flow disclosure:

Interest paid	$2,825	$73	$68	$—	$264
Taxes paid	$306	$132	$—	$—	$14
Increase in other long term liabilities and decrease in paid-in capital (See Note 8).	$298	$—	$—	$—	$—

(1) Because the Company had no operations at the time of the Concord Steel acquisition (see Notes 1 and 16), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements

STAMFORD INDUSTRIAL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(in thousands, unless otherwise indicated)

1. Organization

Stamford Industrial Group, Inc. (the “Company”), through its wholly owned subsidiary Concord, is a leading independent manufacturer of steel counterweights and structural weldments. The Company sells its products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market the Company targets is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

The Company was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. Because the Company had no operations at the time of the acquisition of the assets of Concord, the Concord business is considered to be a predecessor company (“Predecessor”). Accordingly, relevant financial information regarding the Predecessor, including financial statements for the year ended December 31, 2005 and the period from January 1, 2006 through October 3, 2006 has been presented (see Note 16 for a more detailed explanation of the acquisition).

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

Revenue recognition

The Company’s revenue recognition policy for the sale of steel counterweights or structural weldments requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. Revenues for 2007 were primarily from three major customers accounting for 38%, 13% and 9% of total revenues, respectively. Revenues for 2006 were primarily from three major customers accounting for 38%, 10% and 9% of total revenues, respectively. Revenues for 2005 were primarily from three major customers accounting for 42%, 9% and 8% of total revenues, respectively. At December 31, 2007, outstanding accounts receivable from these customers were $4.0 million.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments. The accrual for estimated losses is based on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified. The allowance for doubtful accounts and accrued credits for returns amounted to $0.1 million and $0 at December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) average cost method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives utilizing the straight-line method. The estimated useful lives range from 39 years for buildings and improvements, 10 years for machinery and equipment, 7 years for office equipment and furniture and 5 years for transportation equipment. Depreciation expense was $0.6 million, $0.1 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, note payable, long-term debt and interest rate swap approximate their fair values at December 31, 2007 and 2006.

Deferred financing costs

Deferred financing costs are primarily related to the acquisition by the Company of Concord Steel in the fourth quarter of 2006 and costs associated with the issuance of long-term debt related to the investment in the Company by Olden Acquisition LLC in the second quarter of 2004. Deferred financing costs are amortized using the interest method over the term of the debt. Amortization expense was $0.2 million, $0.1 million and $0, for the years ended December 31, 2007, 2006 and 2005, respectively.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change. There are no amounts accrued by the Company with respect to environmental remediation costs at December 31, 2007 and 2006.

Income taxes

The Company calculates income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes. Income taxes are deferred for all temporary differences between the financial statement and income tax basis of assets and liabilities. Further, deferred tax amounts are recognized for the expected benefits of available net operating loss carryforwards and tax credit carryforwards. Deferred taxes are recorded using the enacted tax rates scheduled by tax law to be in effect when the temporary differences are expected to settle or be realized. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is considered uncertain. In addition, the Company continuously evaluates its tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Company will include interest and penalties related for uncertain tax positions as a component of its provision for income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing, and has no significant unrecognized tax benefits recorded. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

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

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS No. 141R may have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact to its financial statements from the adoption of this standard.

3. Inventories

Inventories as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006

Finished goods	$101	$89
Work-in-process	1,197	613
Raw materials	12,527	13,392

	$13,825	$14,094

4. Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
Land	$350	$350
Building and improvements	1,294	883
Leasehold improvements	1,275	—
Machinery and equipment	5,361	1,878
Office equipment and furniture	985	196
Construction in progress	—	537
	9,265	3,844

Less: Accumulated depreciation	(657)	(71)
Property, plant and equipment, net	$8,608	$3,773

5. Intangible assets

As part of the acquisition of Concord, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method (see Note 16 for further explanation of the acquisition).

Intangible assets, net of amortization at December 31, 2007 and 2006 are as follows:

	December 31, 2007
		Accumulated
	Gross	Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(1,294)	$11,105	12 yrs
Non-compete agreements	37	(15)	22	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—
Intangibles, net	$21,833	$(1,309)	$20,524

	December 31, 2006
		Accumulated
	Gross	Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(258)	$12,141	12 yrs
Non-compete agreements	37	(3)	34	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—
Intangibles, net	$21,833	$(261)	$21,572

The following table shows the expected amortization of other intangible assets over the next five years:

	2008	2009	2010	2011	2012

Intangibles subject to amortization:
Customer relationships	$1,033	$1,033	$1,033	$1,033	$1,033
Non-compete agreements	12	10	—	—	—
	$1,045	$1,043	$1,033	$1,033	$1,033

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Accrued compensation, benefits and commissions	$705	$706
Accrued interest payable	339	701
Accrued professional services	343	25
Accrued insurance	426	216
Accrued property taxes	33	41
Accrued other liabilities	969	1,201
	$2,815	$2,890

7. Long-term Debt and Notes Payable

In connection with the Company’s acquisition of the assets of CRC, through Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (ii) a five year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. On March 13, 2008, we entered into a second amendment to the Credit Agreement to provide for, among other thing, revisions to certain of the financial covenants under the bank credit facilities.

At December 31, 2007 and 2006, the outstanding balance from the revolving credit facility amounted to $5.3 million and $3.3 million, respectively. At December 31, 2007, the Company had $3.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at December 31, 2007 and 2006 was $23.0 million and $28.0 million, respectively. At December 31, 2007 and 2006, the Company had $ 4.0 million and $3.5 million, respectively, classified as current and $19.0 million and $24.5 million, respectively classified as long-term. During the period ended December 31, 2007 the Company was in compliance with all financial covenants under the bank credit facilities. The Company’s future compliance with its financial covenants under the bank credit facilities will depend on its ability to generate earnings and manage its assets effectively. The bank credit facilities also has various non-financial covenants, requiring the Company to refrain from taking certain actions (as described above) and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2007 and 2006, respectively, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 7.24% and 7.87%, respectively.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by Stamford Industrial Group and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle acting as the Agent, for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $12.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2007 and 2006, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

As of December 31, 2007 and 2006, the Company had long-debt and notes payable consisting of the following:

	December 31,
	2007	2006
Five-Year Senior Secured Term Loan Due June 30, 2011	$23,000	$28,000
2% Convertible Note Due April 21, 2014	2,533	2,533
Total long-term debt and notes payable	$25,533	$30,533
Less: Current portion of long-term debt	(4,000)	(3,500)

Long-term debt and notes payable, less current portion	$21,533	$27,033

Aggregate maturities of long-term debt and notes payable at December 31, 2007 are summarized below:

2008	$4,000
2009	4,000
2010	4,000
2011	11,000
2012	—
Thereafter	2,533
Total	$25,533

8. Other long-term liabilities

	December 31, 2007	December 31, 2006

Deferred compensation	$699	$—
Accrued interest payable	190	139
	$889	$139

Effective December 27, 2007, the Company and Albert Weggeman entered into a deferred compensation agreement pursuant to which Mr. Weggeman would be entitled to receive deferred compensation of up to $1,519,766, which may be reduced if the stock price at the time of distribution is less than $1.25. The deferred compensation shall vest on the following basis: (i) 19.4% shall be immediately vested; (ii) 30.6% shall vest in twenty-two equal monthly consecutive tranches commencing on December 27, 2007, subject to Mr. Weggeman being employed by the Company on each vesting date; (iii) up to 50.0% shall vest as follows, provided that Mr. Weggeman is actively employed as of the vesting date: (A) 16.7% shall vest as of March 31, 2008, if the Company’s Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”), as more fully described in the agreement, for the year ending December 31, 2007 (“Year 1”) is not less than $13,800,000 (the “Year 1 Target”); if the Year 1 Target is not achieved, and if the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2007 and 2008 is not less than the sum of the Year 1 Target plus the Year 2 Target (as defined below), then such 16.7% shall vest as of March 31, 2009; (B) 16.7% shall vest as of March 31, 2009, if the Company’s Adjusted EBITDA for the year ending December 31, 2008 (“Year 2”) is not less than $15,700,000 (the “Year 2 Target”); if the Year 2 Target is not achieved, and if the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2008 and 2009 is not less than the sum of the Year 2 Target plus the Year 3 Target (as defined below), then such 16.7% shall vest as of March 31, 2010; (C) 16.6% shall vest as of March 31, 2010, if the Company’s Adjusted EBITDA for the year ending December 31, 2009 (“Year 3”) is not less than $17,200,000 (the “Year 3 Target”); if (i) the Year 3 Target is not achieved, and (ii) the Company renews the employment agreement of Mr. Weggeman for another three-year term, and (iii) the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2009 and 2010 is not less than the sum of the Year 3 Target plus the Year 4 Target (as defined hereinafter), then such 16.6% shall vest as of March 31, 2011. “Year 4 Target” means an amount of the Company’s Adjusted EBITDA for the year ending December 31, 2010 that will be agreed upon by the parties in the renewed employment agreement, if any.

Amounts vesting on or before October 1, 2009, shall be payable not later than October 31, 2009. Amounts vesting after October 1, 2009, shall be payable promptly after vesting. Payments shall be made in cash or in common stock of the Company, as determined by the Compensation Committee in its absolute discretion.

This deferred compensation agreement resulted from the modification of stock options described in Note 12. In accordance with Internal Revenue Code Section 409A and Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), a portion of the current year’s deferred compensation $699 thousand, was recorded as a $298 thousand reduction of paid-in capital.

9. Per Share Data

Basic net income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. For the year ended December 31, 2007, diluted net income per share includes the impact of 132 potential common shares from the exercise of stock options and restricted stock awards, 5,628 potential common shares from the convertible note and 138 potential common shares from the stock fee agreement all of which were dilutive. For the year ended December 31, 2006, diluted net loss per share does not differ from basic net loss per share since potentially dilutive shares were anti-dilutive. Shares used in the diluted net loss per share for the period ended December 31, 2006 exclude the impact of 513 common shares issuable upon the exercise of stock options, 5,628 common shares issuable upon the conversion of the convertible note and 141 common shares issuable pursuant to restricted stock awards. The diluted net income per share computation for the year ended December 31, 2005, includes the impact of 299 potential common shares from the exercise of stock options and restricted stock awards and 4,221 potential common shares from the convertible note all of which were dilutive.

The following table shows the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005

Basic net income (loss) per share calculation:

Net income (loss)	$3,032	$(7,753)	$207
Weighted average common shares - basic	41,749	32,577	28,918
Basic net income (loss) per share	$0.07	$(0.24)	$0.01

Diluted income (loss) per share calculation:

Net income (loss)	$3,032	$(7,753)	$207
Weighted average common shares - basic	41,749	32,577	28,918
Effect of dilutive stock options	77	—	47
Effect of restricted stock awards	55	—	252
Effect of convertible note	5,628	—	4,221
Effect of stock fee	138	—	-
Weighted average common shares - diluted	47,647	32,577	33,438

Diluted net income (loss) per share	$0.06	$(0.24)	$0.01

10. Income taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The components of income tax expense are as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Current:
Federal	$60	$—	$—
State	143	223	—
	$203	$223	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry-forwards	$42,036	$42,986
Research and development credit carry-forwards	151	151
Intangible assets and other accrued / current Liabilities	1,251	1,216
AMT credit	60	—
Total deferred tax assets	43,498	44,353
Valuation allowance	(35,446)	(36,301)
Total net deferred income taxes	$8,052	$8,052

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $122.6 million and research and development credit carryforwards of $0.2 million at December 31, 2007. The net operating loss and research and development credit carryforwards expire in 2011 through 2026, if not previously utilized. The utilization of these carryforwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The recognition of a valuation allowance for deferred tax assets requires management to make estimates about the Company’s future profitability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates associated with the valuation of deferred tax assets are considered critical due to the amount of deferred tax assets recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. As described in Note 16, in conjunction with the acquisition of Concord, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized. Deferred tax assets were $8.1 million at December 31, 2007 and 2006.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate:

	December 31,
	2007	2006	2005

Computed "expected" income tax expense (benefit)	34.0%	(34.0)%	34.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes and credits	2.5	—	5.0
State net operating loss adjustment	—	—	(8.4)
Non-cash stock compensation	—	12.7	—
Change in valuation allowance and other items	(29.8)	24.3	(30.6)

Income tax expense	6.7%	3.0%	—%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing, and has no significant unrecognized tax benefits recorded. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

During 2007, the Company will have a tax deduction for the amortization of certain intangible assets that will exceed the book amortization. The tax benefit for this excess tax deduction is typically recorded as a decrease of intangible assets. However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company has not recorded the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized. At December 31, 2007, approximately $0.1 million of net operating losses resulting from this deduction, and related tax benefit of approximately $43 thousand, have been excluded from the calculation of deferred tax assets.

11. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation (as defined herein) to the Plan. The Company made matching contributions during the years ended December 31, 2007 and 2006 of approximately $0.1 million, $0.1 million, respectively, and $0 million for the year ended December 31, 2005.

12. Stockholders’ equity

The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2007, the total number of shares that the Company was authorized to issue was 105,000,000 shares, of which 100,000,000 were common stock and 5,000,000 were preferred stock.

Stock compensation plans

On June 21, 2007 the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock were initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan has a term of ten years expiring on June 21, 2017. As of December 31, 2007 the total number of options issued under 2007 Plan was 2.9 million and primarily represented replacement options issued to management (see below for further discussion).

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”). The 2007 Annual Incentive Plan will enable the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, which will enable the Company to deduct such compensation from its taxable income. As of December 31, 2007, no awards have been issued under this plan.

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

Stock compensation expense related to all plans recorded in the general and administrative expense category within operating expenses in 2007, 2006 and 2005, was $1.7 million, $0.4 million and $0.1 million, respectively.

Prior to January 1, 2007, the Company estimated the fair value of our option awards granted using the Black-Scholes option pricing model. Beginning in 2007, the Company has used the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option.

The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates.

Effective December 27, 2007, the Company’s Board of Directors and Mr. Albert W. Weggeman, the President and Chief Executive Officer of the Company, agreed to cancel non-plan options to purchase 2,491,419 shares of the Company's common stock at an exercise price of $0.64 per share, which were granted to Mr. Weggeman pursuant to the terms of his employment agreement dated as of September 22, 2006, and award to Mr. Weggeman options under the Company's 2007 Stock Incentive Plan to purchase 2,491,419 shares of common stock at an exercise price of $1.25 per share, which was the closing price of the common stock as reported by the OTC Pink Sheet Electronic Quotation Service on December 27, 2007. Options to purchase (i) 484,442 shares are immediately vested and exercisable, (ii) 761,267 shares shall vest and become exercisable in 22 equal consecutive monthly tranches commencing on January 3, 2008; provided, that, upon the occurrence of a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, the vesting of such 761,267 shares shall accelerate and they shall automatically vest, to the extent not previously vested, immediately prior to the effective time of such Change-of-Control Event, and (iii) 1,245,710 shares shall vest and become exercisable upon the occurrence of both of the following events: (A) the Company's common stock reaching a price of at least $5.12 per share (subject to adjustment for stock splits and similar events) for 20 consecutive trading days, and (B) the aggregate amount of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (“Adjusted EBITDA”) for any four consecutive calendar quarters, commencing with the calendar quarter beginning January 1, 2008, being not less than $70,000,000; provided, that, if the conditions specified in clauses (A) and (B) of this clause (iii) have not been satisfied on or before the fourth anniversary of the date of grant of such options, then the options described in this clause (iii) shall have lapsed without vesting. The 1,245,710 shares acquirable under clause (iii) described above may not be sold or otherwise transferred (except on the death of Mr. Weggeman) prior to December 27, 2011.

Also effective December 27, 2007, the Company’s Board of Directors and Mr. Jonathan LaBarre, Chief Financial Officer of the Company, agreed to cancel options awarded to Mr. LaBarre under the Company's 1999 Equity Incentive Plan and pursuant to the terms of his employment agreement dated as of December 1, 2006, to purchase 250,000 shares of the Company's common stock at an exercise price of $2.56 per share and award to Mr. LaBarre options under the Company’s 2007 Stock Incentive Plan to purchase 250,000 shares of stock at an exercise price of $1.25 per share, which was the closing price of the common stock as reported by the OTC Pink Sheet Electronic Quotation Service on December 27, 2007. Options to purchase 125,000 shares vest and become exercisable as follows: 41,666 options vest immediately; 41,667 options vest on December 1, 2008; and 41,667 options vest on December 1, 2009; provided, that upon the occurrence of a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, the vesting of such 83,334 options shall accelerate, and they shall automatically vest, to the extent not previously vested, immediately prior to the effective time of such Change-of-Control Event. The other 125,000 options vest and become exercisable upon the occurrence of both of the following events: (A) the Company's common stock reaching a price of at least $5.12 per share (subject to adjustment for stock splits and similar events) for 20 consecutive trading days, and (B) the aggregate amount of Adjusted EBITDA for any four consecutive calendar quarters, commencing with the calendar quarter beginning January 1, 2008, being not less than $70,000,000; provided, that if the conditions specified in clauses (A) and (B) above have not been satisfied on or before the fourth anniversary of the date of grant of such options, the options described in this sentence shall have lapsed without vesting. The shares of common stock acquirable on exercise of these options may not be sold or otherwise transferred (except on the death of Mr. LaBarre) prior to December 27, 2011.

The cancellation and award of new stock option awards to Albert Weggeman and Jonathan LaBarre as described above resulted in a stock option modification. The effect of the modification and change in management's estimates resulted in a reduction in stock compensation expense of $1.0 million and was recorded in operating expenses for the year ended December 31, 2007.

The fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 was estimated at the date of grant using the following assumptions:

	2007	2006	2005

Expected Volatility	46.0% - 51.9%	50.0%	57.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	4	5	5
Risk free rate	4.4%	4.7%	4.0%
Weighted-average fair value of options granted	$0.58	$0.80	$0.37

A summary of option activity under the Plans as of December 31, 2007 and 2006 and changes during the years ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	321	$0.68
Granted	1,370	$0.81
Exercised	(100)	$0.75
Forfeited or expired	—	—
Outstanding at December 31, 2006	1,591	$0.80	8.2	$2,625
Vested or expected to vest at December 31, 2006	1,591	$0.80	8.2	$2,625
Exercisable at December 31, 2006	186	$0.61	8.0	$342

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,591	$0.80
Granted	1,533	$1.29
Exercised	(84)	$0.57
Forfeited or expired	(1,499)	$0.87
Outstanding at December 31, 2007	1,541	$1.22	6.4	$39
Vested or expected to vest at December 31, 2007	1,541	$1.22	6.4	$39
Exercisable at December 31, 2007	576	$1.20	7.0	$28

The weighted-average grant-date fair value of options granted during the years 2007, 2006, 2005 was $1.29, $0.80, and $0, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $0.1 million, $0.2 million, and $0, respectively. Unrecognized compensation cost at December 31, 2007 was $1.2 million.

A summary of the status of the Company’s nonvested restricted share awards as of December 31, 2007 and 2006, and changes during the years ended is presented below:

Nonvested Restricted Shares	Shares (000)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	310	$0.54
Granted	506	$0.92
Vested	(356)	$0.89
Forfeited	—	—
Nonvested at December 31, 2006	460	$1.15

Nonvested Restricted Shares	Shares (000)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	460	$1.35
Granted	—	—
Vested	(460)	1.35
Forfeited	—	—
Nonvested at December 31, 2007	—	—

As of December 31, 2007, there was no unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the Plans. The cost was recognized over a weighted-average period of 1 year. The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $7.7 million, and $0.1 million, respectively.

A summary of the activity under the performance plans as of December 31, 2007 and 2006, and changes during the years then ended is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—
Granted	1,371	$0.81
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2006	1,371	$0.81	9.75	$2,255
Vested or expected to vest at December 31, 2006	1,371	$0.81	9.75	$2,255
Exercisable at December 31, 2006	—	$—	—	$—

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,371	$0.81
Granted	1,533	$1.29
Exercised	—
Forfeited or expired	(1,433)	$0.88
Outstanding at December 31, 2007	1,471	$1.25	9.99	$—
Vested or expected to vest at December 31, 2007	1,471	$1.25	9.99	$—
Exercisable at December 31, 2007	—	$—	—	$—

The weighted-average grant-date fair value of performance options granted during the years 2007, 2006, 2005 was $1.29, $0.81, and $0, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $0 for all three years. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the performance plans that may be recognized over a period of three years if performance conditions are met.

The following table shows the effect on December 31, 2005 net income and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option-pricing model is assumed to be amortized to expense over the option's vesting periods:

Year Ended December 31, 2005 (000)
Net income, as reported	$207
Add: Stock-based employee compensation expense included in reported net income	77

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(96)
Pro forma net income	$188
Basic net income per share:
As reported	$0.01
Pro forma	$0.01
Diluted net income per share:
As reported	$0.01
Pro forma	$0.01

Cash received from exercises under all stock-based compensation arrangements for the year ended December 31, 2007 was approximately $47 thousand. The Company did not realize any windfall tax benefits for the tax deductions resulting from option exercises during the year ended December 31, 2007. The Company issues newly certificated shares upon exercise of options granted under stock-based compensation arrangements.

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any periods presented.

Restricted stock

Effective December 27, 2007, the Company’s Board of Directors and Albert Weggeman agreed to cancel the restricted stock award that was granted to Mr. Weggeman pursuant to the terms of his employment agreement dated as of September 22, 2006, and to issue to Mr. Weggeman a new restricted stock award pursuant to the 2007 Stock Incentive Plan. Under the new award, Mr. Weggeman shall earn shares of restricted common stock on the following basis: (i) $1,000,000 of Restricted Stock upon the Company achieving annual earnings before interest, taxes, depreciation and amortization, and excluding capital gains ("Adjusted EBITDA" as defined in the Plan) as computed by the Company on or prior to its filing of its annual report on Form 10-K, on a consistent basis, of at least $25,000,000 in a fiscal year of the Company commencing after fiscal year ended December 31, 2007; (ii) $1,000,000 of Restricted Stock upon the Company achieving annual Adjusted EBITDA as computed by the Company on or prior to its filing of its annual report on Form 10-K, on a consistent basis, of at least $50,000,000 in a subsequent fiscal year of the Company; and (iii) $1,000,000 of Restricted Stock upon the Company achieving annual Adjusted EBITDA as computed by the Company on or prior to its filing of its annual report on Form 10-K, on a consistent basis, of at least $75,000,000 in a subsequent fiscal year of the Company. Each of the grants specified in (i)-(iii) above are one-time grants which vest on the date on which the Company’s Form 10-K is filed in respect of the fiscal year for which the grant is being made and the grant price will be the closing price of the Common Stock of the Company on the principal exchange on which it is traded on such date. The right Mr. Weggeman has to receive the shares of common stock underlying this restricted stock award shall expire upon the earlier to occur of: (i) termination of his employment agreement with the Company or (ii) the fifth anniversary of the grant date of the award.

On October 3, 2006, in connection with the acquisition of the assets of Concord, the Company entered into an employment agreement with Mr. Paul Vesey, who serves as president of Concord, the Company's wholly-owned subsidiary which was acquired in 2006. Under the employment agreement, Mr. Vesey received a restricted stock award under the Company's 1999 Equity Incentive Plan, of which 11,765 shares are fully vested, and 147,059 shares will vest if the Company achieves, in the fiscal year ending December 31, 2007, (i) revenue of $90.0 million, or (ii) gross profit of at least $18.6 million, or (iii) EBITDA of at least $14.8 million. The aggregate value of the award was $0.3 million, which was based upon the Company’s closing stock price of $1.80 per share on October 3, 2006, the date of the grant. As of December 31, 2007 Mr. Vesey is fully vested in his shares.

On September 22, 2006, the Company entered into a Restricted Stock Award Agreement with each of Mr. David A. Jones and Mr. Nicholas Sokolow, directors of the Company. Under each agreement, the directors have been awarded 100,000 shares of restricted stock under the Company's 1999 Equity Incentive Plan, which vested immediately but are subject to prohibitions on transfer which expire in eight consecutive quarterly tranches of 12,500 shares, commencing September 30, 2006 and expiring June 30, 2008. The aggregate value of the awards was $0.2 million, which was based upon the closing price of the Company’s common stock of $0.89 on September 22, 2006, the date of the grant. The Company recorded compensation expense of $0.2 million relating to these restricted stock awards for the year ended December 31, 2006.

On April 1, 2005, the Company issued restricted stock to Nigel Ekern, the Company’s then Chief Administrative Officer, in the amount of 66,667 shares of the Company’s common stock under the Company’s incentive plans, vesting over three years. The fair value of $0.1 million for the restricted stock will be amortized over the three-year vesting period.

On April 21, 2004, the Company granted restricted stock to Nigel Ekern, the Company’s then Chief Administrative Officer, in the amount of 364,583 shares of the Company’s common stock under the Company’s incentive plans, vesting over three years. The fair value of $0.2 million for the restricted stock was amortized over the three-year vesting period. The Company recorded total compensation expense of $0, $0.1 million, and $0.1 million relating to restricted stock grants during the years ended December 31, 2007, 2006, and 2005, respectively.

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

On February 11, 2008, the Company entered into an amendment to the Rights Agreement that decreases the trigger threshold to 4.9%, from 15%, as the amount of the Company’s outstanding Common Stock that a person must beneficially own before being deemed to be an “Acquiring Person” under the Rights Agreement. Stockholders who own 4.9% or more of the Company’s outstanding common stock as of the effective date of the amendment would not trigger the Rights Agreement so long as they do not subsequently increase their ownership of the Company’s common stock. The amendment also provides that if a person inadvertently becomes an Acquiring Person by acquiring shares of the Company’s common stock, and thereafter promptly disposes of shares to bring its ownership of shares below 4.9% of the common stock, such person shall not be deemed an Acquiring Person. The Company’s Board of Directors determined that the amendment would be in the best interests of the Company and its stockholders, because it is expected to assist in limiting the number of 5% or more owners and thus is expected to reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended. Any such “change of ownership” under these rules would limit or eliminate the ability of the Company to use its existing NOL’s for federal income tax purposes. There is no guaranty that the objective of the amendment of preserving the value of NOL’s will be achieved. There is a possibility that certain stock transactions may be completed by stockholders or prospective stockholders that could trigger a “change of ownership,” and there are other limitations on the use of NOL’s set forth in the Internal Revenue Code.

13. Commitments and contingencies

Operating leases

The Company has lease obligations for facilities and equipment that expire at various dates through 2017.

The Company’s corporate headquarters is currently located in Stamford, Connecticut.

As of December 31, 2007, future minimum lease payments under non-cancelable operating leases are as follow:

Operating
Leases
2008	$1,051
2009	1,062
2010	1,072
2011	940
2012	728
Thereafter	2,702

$7,555

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $0.2 million and $0, respectively.

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

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord Steel, Inc. (“Concord”) filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling.  The case is in its early stages and since discovery has not been completed, the Company cannot opine as to the ultimate outcome, although the Company believes that it has valid claims and defenses.

14. Segment data

The Company views its operations and manages its business as one segment. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

15. Related Party Transactions

The Company occupied space made available to it at no cost by Kanders & Company, Inc., an entity owned and controlled by the Company's Non-Executive Chairman, Warren B. Kanders until October 2007 at which time the Company relocated to its new offices.

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal of (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the years ended December 31, 2007 and 2006, the Company paid Kanders and Company $0.5 million and $0.1 million, respectively. At December 31, 2007 and 2006, the Company had accrued liabilities of $0.6 million and $0.1 million, respectively, related to the Kanders and Company consulting agreement.

During both of the years ended December 31, 2007 and 2006, the Company reimbursed Clarus Corporation (“Clarus”) an aggregate of $0.1 million and $0.1 million for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. In connection with this transaction, the board of directors adopted an amendment to the Company’s Rights Agreement such that the transaction would not trigger the rights thereunder. As of December 31, 2007 and 2006, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

16. Acquisition

On October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). Concord is one of the nation’s leading independent manufacturers of steel counterweights that are incorporated into a variety of industrial equipment including aerial work platforms, cranes, elevators and material handling equipment.

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

The funding of the consideration paid for the acquisition was as follows:

Cash, net	$10,981
Notes payable from bank	31,286
Transaction costs	3,068
Purchase price	$45,335

The total purchase price of $45.3 million was initially allocated as follows:

Assets acquired:
Accounts receivable	$10,231
Inventory	12,149
Property, plant and equipment	3,220
Goodwill	3,154
Intangible assets	24,516
Other assets	868
54,138
Liabilities assumed:
Accounts payable	(6,704)
Accrued expenses and other liabilities	(1,034)
Other current liabilities	(1,065)
(8,803)
Net purchase price	$45,335

As a result of this business combination, the Company assessed the impact of Concord’s operations in the determination of its required valuation allowance for deferred tax assets. As a result of this assessment, the Company reduced its deferred tax valuation allowance by approximately $8 million. As a result of the Company’s estimated deferred tax asset valuation, goodwill was eliminated and intangible assets were reduced by $2.6 million.

The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2006 acquisition of Concord had been completed as of January 1, 2005.

	Years Ended December 31,
	2006	2005

Net (loss) income	$(1,461)	$3,550

Basic net (loss) income per share:	$(0.04)	$0.11

Diluted net (loss) income per share:	$(0.04)	$0.10

Pro forma results including historical financial statements and footnotes of Concord were included in the Company’s amended Current Report on Form 8-K/A filed with the Security and Exchange Commission on December 18, 2006.

17. Subsequent event

On February 11, 2008, the Company entered into an amendment to its shareholder rights agreement (the “Rights Agreement”) that decreases the trigger threshold to 4.9%, from 15%, as the amount of the Company’s outstanding Common Stock that a person must beneficially own before being deemed to be an “Acquiring Person” under the Rights Agreement. Stockholders who own 4.9% or more of the Company’s outstanding common stock as of the effective date of the amendment would not trigger the Rights Agreement so long as they do not subsequently increase their ownership of the Company’s common stock. The amendment also provides that if a person inadvertently becomes an Acquiring Person by acquiring shares of the Company’s common stock, and thereafter promptly disposes of shares to bring its ownership of shares below 4.9% of the common stock, such person shall not be deemed an Acquiring Person. The Company’s Board of Directors determined that the amendment would be in the best interests of the Company and its stockholders, because it is expected to assist in limiting the number of 5% or more owners and thus is expected to reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended. Any such “change of ownership” under these rules would limit or eliminate the ability of the Company to use its existing NOL’s for federal income tax purposes. There is no guaranty that the objective of the amendment of preserving the value of NOL’s will be achieved. There is a possibility that certain stock transactions may be completed by stockholders or prospective stockholders that could trigger a “change of ownership,” and there are other limitations on the use of NOL’s set forth in the Internal Revenue Code.

Effective February 6, 2008, the Company issued to Albert W. Weggeman, the Company's President and Chief Executive Officer, a restricted stock award of 56,818 shares of common stock pursuant to the Company's 2007 Stock Incentive Plan. The terms of the award provide that the award would vest and Mr. Weggeman would be entitled to receive the Common Stock on the earliest to occur of (i) a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, (ii) the termination of his employment by the Company without "cause" as defined in the 2007 Stock Incentive Plan and his employment agreement, and (iii) the third anniversary of the grant of the restricted stock award, provided that he is then employed by the Company as its President and Chief Executive Officer. The award will become fully vested on the occurrence of the earliest of the aforesaid events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) its principal executive officer and principal financial officer respectively, as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of management, including the CEO and CFO, as of December 31, 2007, of the effectiveness of the design and operation of the disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures over financial reporting were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company conducted an evaluation, with the participation of its CEO and CFO, of the effectiveness of its internal control over financial reporting as of December 31, 2007. This evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting or in factors affecting internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Indemnification Agreement for Directors

On March 12, 2008, the Board of Directors of the Company approved the Company entering into individual indemnification agreements with its directors. The indemnification agreements for directors provide that the Company will indemnify a director to the fullest extent permitted by law and the Company’s Amended and Restated Certificate of Incorporation and Bylaws. Under the indemnification agreements, a director will be indemnified against certain expenses, judgments, fines, penalties, damages, liabilities, claims, and amounts paid in settlement and incurred by or on such director’s behalf in connection with a proceeding or any claim, issue or matter therein, if the director acted in good faith and in a manner the director reasonably believed to be in or not opposed to the best interests of the Company.

The summary of the indemnification agreements described above is qualified in its entirety by reference to the form indemnification agreement for directors attached hereto as Exhibit 10.36 and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.stamfordig.com, our Internet website, at the tab “Corporate Governance”. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement used in connection with the 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

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
2.1
Patent Purchase Agreement, dated December 30, 2003, between Thalveg Data Flow LLC and Net Perceptions, Inc., as amended on March 31, 2004 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2004).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Registration Statement on Form S-1) (Registration No. 333-71919).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1(b) to our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002 filed with the Securities and Exchange Commission on March 26, 2003).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Appendix A of the Net Perceptions, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

3.4
Amended and Restated Bylaws as amended through August 5, 2003 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003).

4.1	Specimen common stock certificate (filed as Exhibit 4.2 to our Registration Statement on Form S-1/A) (Registration No. 333-71919).

4.2
Specimen common stock certificate (including Rights Agreement Legend) (filed as Exhibit 4.4 to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001).

4.3
Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent (filed as Exhibit 1 to our Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on June 6, 2001).

4.4
Amendment No. 1 to Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent dated as of December 22, 2003 (filed as Exhibit 2 to our Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on December 24, 2003).

4.5
Amendment No. 2 to Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent dated as of April 21, 2004 (filed as Exhibit 3 to our Registration Statement on Form 8-A12G/A filed with the Securities and Exchange Commission on April 22, 2004).

4.6
Amendment No. 3 to Rights Agreement between Net Perceptions, Inc. and Wells Fargo Bank Minnesota, as Rights Agent dated as of September 22, 2006 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

4.7
Amendment No. 4 to Rights Agreement between Stamford Industrial Group, Inc. and American Stock Transfer & Trust Company, as Rights Agent dated as of February 11, 2008 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008).

4.8
Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 1 to our Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on June 6, 2001).

4.9	Form of Rights Certificate (filed as Exhibit 1 to our Registration Statement on Form 8-A12G filed with the Securities and Exchange Commission on June 6, 2001).

10.1*	1999 Equity Incentive Plan (filed as Exhibit 10.3 to our Registration Statement on Form S-1) (Registration No. 333-71919).

10.2*
Amended and Restated 1999 Non-Employee Director Option Plan, as amended through April 2, 2001 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001).

10.3*
2% Convertible Subordinated Note Due April 21, 2014 (filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004).

10.4*
Form of Net Perceptions, Inc. 1999 Equity Incentive Plan Stock Option Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005).

10.5*
Employment Agreement dated as of May 1, 2006, between Net Perceptions, Inc. and Nigel P. Ekern, (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).

10.6*
Equity compensation Agreement by and between Net Perceptions, Inc. and Kanders & Company, Inc., dated as of September 22, 2006 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.7*
Consulting Agreement by and between Net Perceptions, Inc. and Kanders & Company Inc., dated as of September 22, 2006 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.8*
Employment Agreement by and between Net Perceptions, Inc. and Albert W. Weggeman, Jr., dated as of September 22, 2006 (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.9*
Stock Option Agreement between Net Perceptions, Inc. and Albert W. Weggeman, Jr., dated as of October 3, 2006 (filed as Exhibit 10.13 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.10*
Restricted Stock Award Agreement dated as of September 22, 2006, between Net Perceptions, Inc., and Mr. David A. Jones re Restricted Stock Award under 1999 Equity Incentive Plan (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.11*
Restricted Stock Award Agreement dated as of September 22, 2006, between Net Perceptions, Inc., and Mr. Nicholas Sokolow re Restricted Stock Award under 1999 Equity Incentive Plan (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006).

10.12
Credit Agreement dated October 3, 2006, between the SIG Acquisition Corp. and LaSalle Bank National Association, as agent, and the lenders named therein (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.13	Second Amendment dated March 13, 2008 to Credit Agreement between Concord Steel, Inc. and LaSalle Bank National Association.**

10.14
Guaranty and Security Agreement dated October 3, 2006, among Net Perceptions, Inc., SIG Acquisition Corp., and LaSalle Bank National Association, as agent, and the lenders named therein (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.15	Form of Revolving Note (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.16	Form of Term Note (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.17	Form of Capital Expenditures Note (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.18	Form of Swing Loan Note (filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.19*
Employment Agreement dated as of October 3, 2006, between the Company and Paul Vesey (filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006).

10.20
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

10.25
Form of Lock-up Agreement between the Company and certain directors and officers (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.26*
Employment Agreement dated as of December 1, 2006 between Net Perceptions, Inc. and Jonathan LaBarre (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2006).

10.27
Lease dated as of November 30, 2006, between SIG Acquisition Corp., and Castleway Properties, LLC. (filed as Exhibit 10.32 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

10.28	2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Net Perceptions, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

10.29	2007 Annual Incentive Plan (incorporated herein by reference to Appendix C of the Net Perceptions, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).

10.30*
Form of Restricted Stock Award Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Albert W. Weggeman (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.31*
Form of Stock Option Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Albert W. Weggeman (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.32*
Form of Deferred Compensation Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Albert W. Weggeman (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.33*
Form of Stock Option Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Jonathan LaBarre (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.34*	Form of Stamford Industrial Group, Inc. 2007 Stock Incentive Plan Stock Option Agreement.**

10.35*	Form of Stamford Industrial Group, Inc. 2007 Stock Incentive Plan Restricted Stock Agreement.**

10.36	Form of Indemnification Agreement for Directors.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

*	Represents a management contract or compensatory plan or arrangement.
**	filed herewith.

(1)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed April 1, 2004.
(2)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).
(3)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.
(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.
(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.
(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001.
(7)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed December 23, 2003.
(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.
(9)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
(10)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.
(11)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

(b)	The exhibits are listed in Item 15. (a)(3) above.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMFORD INDUSTRIAL GROUP, INC.

By:	/s/ ALBERT W. WEGGEMAN, JR
Albert W. Weggeman, Jr
President and Chief Executive Officer
Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 17, 2008.

Signature	Title

/s/ ALBERT W. WEGGEMAN, JR	President and Chief Executive Officer
Albert W. Weggeman, Jr

/s/ JONATHAN LABARRE	Chief Financial Officer, Treasurer and Secretary
Jonathan LaBarre

/s/ WARREN B. KANDERS	Non-Executive Chairman of the Board of Directors
Warren B. Kanders

/s/ DAVID A. JONES	Director
David A. Jones

/s/ NICHOLAS SOKOLOW	Director
Nicholas Sokolow

EXHIBIT INDEX

Exhibit Number	DESCRIPTION
10.13	Second Amendment dated March 13, 2008 to Credit Agreement between Concord Steel, Inc. and LaSalle Bank National Association

10.34	Form of Stamford Industrial Group, Inc. 2007 Stock Incentive Plan Stock Option Agreement

10.35	Form of Stamford Industrial Group, Inc. 2007 Stock Incentive Plan Restricted Stock Agreement

10.36	Form of Indemnification Agreement for Directors

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of principal executive officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Exchange Act Rules Rule 13(a)-14(a) and15(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.