Form 10-Q
period 2008-03-31
Stamford Industrial Group, Inc.
filed 2008-05-12
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _________.

Commission File Number: 000-25781

STAMFORD INDUSTRIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1844584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Landmark Square
Stamford, Connecticut 06901
(Address of principal executive offices, Zip Code)

(203) 428-2200
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of May 05, 2008, there were outstanding 41,801,380 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,236
Accounts receivable, net	16,327	8,341
Inventories	14,198	13,825
Deferred tax asset	2,684	2,684
Prepaid expenses and other current assets	247	496
Total current assets	33,456	26,582

Property, plant and equipment, net	8,638	8,608

Deferred financing costs, net	606	645
Intangible assets, net	20,262	20,524
Deferred tax asset	5,368	5,368
Other assets	205	210
Total assets	$68,535	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,786	$5,286
Current portion of long-term debt	4,000	4,000
Accounts payable	12,946	7,768
Accrued expenses and other liabilities	3,073	2,815
Total current liabilities	25,805	19,869

Long-term debt, less current portion	20,533	21,533
Other long-term liabilities	1,028	889
Total liabilities	47,366	42,291

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,858 and 41,801 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	246,450	246,346
Accumulated deficit	(225,284)	(226,703)
Total stockholders’ equity	21,169	19,646
Total liabilities and stockholders’ equity	$68,535	$61,937

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	$32,677	$27,904
Cost of revenues	27,112	22,566
Gross margin	5,565	5,338
Operating expenses:
Sales and marketing	415	372
General and administrative	2,703	2,728
Related party stock compensation	177	129
Total operating expenses	3,295	3,229

Income from operations	2,270	2,109

Other (expense) income:
Interest income	1	6
Interest expense	(790)	(671)
Other income (expense)	27	(122)
Total other expense, net	(762)	(787)

Income before taxes	1,508	1,322

Provision for income taxes	89	570
Net income	$1,419	$752

Basic net income per share	$0.03	$0.02
Shares used in basic calculation	41,836	41,676

Diluted net income per share	$0.03	$0.02
Shares used in diluted calculation	47,830	49,554

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$1,419	$752
Reconciliation of net income to net cash used in operating activities:
Depreciation	249	79
Amortization of intangible assets	262	477
Provision for doubtful accounts	26	3
Amortization of deferred financing costs	39	38
Deferred income taxes	—	361
Stock-based compensation	230	730
Changes in assets and liabilities:
Accounts receivable	(8,012)	(3,442)
Inventory	(373)	2,628
Prepaid expenses and other current assets	249	151
Other assets	5	(10)
Accounts payable	5,178	(2,061)
Accrued expenses and other liabilities	258	(499)
Other liabilities	13	—
Net cash used in operating activities	(457)	(793)

Cash flows from investing activities:
Capital expenditures for property and equipment	(279)	(666)
Net cash used in investing activities	(279)	(666)

Cash flows from financing activities:
Net proceeds on line of credit	500	—
Principal payments on long-term debt	(1,000)	(1,500)
Net cash used in financing activities	(500)	(1,500)

Net decrease in cash and cash equivalents	(1,236)	(2,959)
Cash and cash equivalents at beginning of period	1,236	3,703
Cash and cash equivalents at end of period	$—	$744

Supplemental cash flow disclosures:

Interest paid	$523	$702
Taxes paid	$107	$252

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except per share amounts unless otherwise indicated)

Note 1. Overview and Basis of Presentation

Overview

Stamford Industrial Group, Inc. (the “Company”), through its wholly-owned subsidiary Concord Steel, Inc. (“Concord”), is a leading independent manufacturer of steel counterweights and structural weldments. The Company sells its products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market the Company targets is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

The Company was initially established in 1996 under the name “Net Perceptions, Inc.” as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be obtained for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Litigation. The Company has not recorded an estimated liability related to the pending class action lawsuit in which it was named. For a discussion of this matter, see Note 12. Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability and make or revise its estimate(s) accordingly, which could materially impact its results of operations and financial position.

Income taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at March 31, 2008 and December 31, 2007, respectively.

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

During the three months ended March 31, 2008, there have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 on January 1, 2008 did not have a material impact on the Company's financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS No. 141R may have on its financial statements.

Note 2. Inventories

Inventories, net of inventory reserves at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Finished goods	$124	$101
Work-in-process	1,182	1,197
Raw materials	12,892	12,527
	$14,198	$13,825

Note 3. Property, Plant and Equipment

Property, plant and equipment, net as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Land	$350	$350
Building and improvements	1,299	1,294
Leasehold improvements	1,238	1,275
Machinery and equipment	5,456	5,361
Office equipment and furniture	1,161	985
Construction in progress	40	—
	9,544	9,265

Less: Accumulated depreciation	(906)	(657)
Property, plant and equipment, net	$8,638	$8,608

Note 4. Intangible assets

As part of the acquisition of Concord, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(1,553)	$10,846	12 yrs
Non-compete agreements	37	(18)	19	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—
Intangibles, net	$21,833	$(1,571)	$20,262

	December 31, 2007
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(1,294)	$11,105	12 yrs
Non-compete agreements	37	(15)	22	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—
Intangibles, net	$21,833	$(1,309)	$20,524

Note 5. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Accrued compensation, benefits and commissions	$950	$705
Accrued interest payable	555	339
Accrued professional services	34	343
Accrued insurance	319	426
Accrued property taxes	52	33
Other accrued liabilities	1,163	969
	$3,073	$2,815

Note 6. Long-term Debt and Notes Payable

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment by the lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. On March 13, 2008, the Company entered into a second amendment to the Credit Agreement to provide for, among other things, revisions to certain of the financial covenants under the bank credit facilities.

At March 31, 2008 and December 31, 2007, the outstanding balance from the revolving credit facility amounted to $5.8 million and $5.3 million, respectively. At March 31, 2008, the Company had $2.6 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at March 31, 2008 and December 31, 2007 was $22.0 million and $23.0 million, respectively. At March 31, 2008 and December 31, 2007, the Company had $4.0 million, respectively, classified as current and $18.0 million and $19.0 million, respectively classified as long-term. The bank credit facilities have various financial covenants and also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2008 and December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 5.20% and 7.24%, respectively.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle Bank National Association, acting as the Agent for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that currently has approximately $11.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of March 31, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 7. Other long-term liabilities

	March 31, 2008	December 31, 2007

Deferred compensation	$825	$699
Accrued interest payable	203	190
	$1,028	$889

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

Amounts vesting on or before October 1, 2009 shall be payable not later than October 31, 2009. Amounts vesting after October 1, 2009 shall be payable promptly after vesting. Payments shall be made in cash or in common stock of the Company, as determined by the Compensation Committee in its absolute discretion.

Accrued interest represents interest on the Olden note. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note (see Note 6 for further details).

Note 8. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three months ended March 31, 2008, exclude the impact of 3,012 potential common shares issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income per share for the three months ended March 31, 2007, exclude the impact of 250 of potential common shares issuable upon the exercise of stock options, which were anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Basic net income per share calculation:

Net income	$1,419	$752

Weighted average common shares - basic	41,836	41,676
Basic net income per share	$0.03	$0.02

Diluted income per share calculation:

Net income	$1,419	$752

Weighted average common shares - basic	41,836	41,676
Effect of dilutive stock options	—	2,017
Effect of restricted stock awards	—	140
Effect of convertible note	5,628	5,628
Effect of stock fee	366	93
Weighted average common shares - diluted	47,830	49,554

Diluted net income per share	$0.03	$0.02

Note 9. Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $121.2 million and research and development credit carry-forwards of $0.2 million at March 31, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. In 2006, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized. Deferred tax assets were $8.1 million at March 31, 2008 and December 31, 2007, respectively, net of a valuation allowance of $34.9 million and $35.4 million, respectively.

Because the majority of the Company’s deferred tax asset consists of net operating loss carryforwards for federal tax purposes, the key to the Company’s ability to realize the deferred tax asset will be to generate sufficient income in future years to utilize the loss carryforwards prior to expiration.

The Company has an effective tax rate of 5.9% for the three months ended March 31, 2008, which consists of a federal alternative minimum tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels. The change in the Company’s effective tax rate is due to Concord’s taxable income within its relevant states.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

Note 10. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation to the Plan. For the three months ended March 31, 2008 and 2007, respectively, the Company made matching contributions of approximately $40 thousand and $28 thousand.

Note 11. Stockholders’ equity

The Company measures compensation costs for all share-based payments (including employee stock options) at fair value and recognizes such costs in the statement of operations. The Company estimates the fair value of share-based payments using the binomial stock option valuation model and the market price of the Company’s common stock at date of award for restricted stock awards. Total share-based compensation expense for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.7 million, respectively.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock will be initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan will have a term of ten years expiring on June 21, 2017. The Company recorded $0.2 million of compensation expense relating to these awards for the three months ended March 31, 2008.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”). The 2007 Annual Incentive Plan will enable the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended, which will enable the Company to deduct such compensation from its taxable income. As of March 31, 2008, no awards have been issued under this plan.

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

A summary of option activity, excluding performance-based awards, under the Plans as of March 31, 2008, and changes during the period then ended is presented below:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,541	$1.22
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2008	1,541	$1.22	6.2	$193
Vested or expected to vest at March 31, 2008	1,541	$1.22	6.2	$193
Exercisable at March 31, 2008	701	$1.19	6.7	$109

A summary of the option activity under the performance-based awards as of March 31, 2008, and changes during the period then ended is presented below:
Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,471	$1.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2008	1,471	$1.25	9.75	$147
Vested or expected to vest at March 31, 2008	1,471	$1.25	9.75	$147
Exercisable at March 31, 2008	—	$—	—	$—

Effective February 6, 2008, the Company issued to Albert W. Weggeman, the Company's President and Chief Executive Officer, a restricted stock award of 56,818 shares of common stock pursuant to the Company's 2007 Stock Incentive Plan. The terms of the award provide that the award would vest and Mr. Weggeman would be entitled to receive the common stock on the earliest to occur of (i) a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, (ii) the termination of his employment by the Company without "cause" as defined in the 2007 Stock Incentive Plan and his employment agreement, and (iii) the third anniversary of the grant of the restricted stock award, provided that he is then employed by the Company as its President and Chief Executive Officer. The award will become fully vested on the occurrence of the earliest of the aforementioned events.

Note 12. Commitments and Contingencies

Contingencies

Except as set forth below, the Company is not a party to, nor are any of its properties, subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. In the option of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On May 8, 2008, the Delaware Supreme Court rejected defendants’ application for interlocutory review. Trial is scheduled for July 2008. The Company believes that it has valid claims and defenses.

Note 13. Related Party Transactions

On September 22, 2006, the Company entered into a five-year consulting agreement (the “Consulting Agreement”) with Kanders & Company, Inc. (“Kanders & Company”). The Consulting Agreement provides that Kanders & Company will render investment banking and financial advisory services to the Company on a non-exclusive basis, including strategic planning, assisting in the development and structuring of corporate debt and equity financings, introductions to sources of capital, guidance and advice as to (i) potential targets for mergers and acquisitions, joint ventures, and strategic alliances, including facilitating the negotiations in connection with such transactions, (ii) capital and operational restructuring, and (iii) shareholder relations.

The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control.” Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control,” or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended March 31, 2008 and 2007, the Company recorded consulting fees of $0.1 million and $0.2 million, respectively, related to the Consulting Agreement. As of March 31, 2008 and December 31, 2007, the accrued balance due to Kanders & Company under this agreement amounted to $0.7 million and $0.5 million, respectively.

For the three months ended March 31, 2008 and 2007, the Company reimbursed Clarus Corporation (“Clarus”) an entity it shared office space with until October 1, 2007, an aggregate of $10 thousand and $45 thousand, respectively, for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, the Company’s Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issuance, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. As of March 31, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. The Company believes it has the financial ability to make all payments on this note.

Note 14. Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for its financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company has interest rate swap contracts that are required to be measured at fair value on a recurring basis.

The inputs utilized to determine the fair values of these contracts are obtained in quoted public markets. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:
		Fair Value Measurements at Reporting Date Using
Description	3/31/2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Derivatives	$475	$—	$475	$—
Total liabilities measured at fair value	$475	$—	$475	$—

Note 15. Rights Agreement

On February 11, 2008, the Company entered into an amendment to its shareholder rights agreement (the “Rights Agreement”) that decreases the trigger threshold to 4.9%, from 15%, as the amount of the Company’s outstanding common stock that a person must beneficially own before being deemed to be an “Acquiring Person” under the Rights Agreement. Stockholders who own 4.9% or more of the Company’s outstanding common stock as of the effective date of the amendment would not trigger the Rights Agreement so long as they do not subsequently increase their ownership of the Company’s common stock. The amendment also provides that if a person inadvertently becomes an Acquiring Person by acquiring shares of the Company’s common stock, and thereafter promptly disposes of shares to bring its ownership of shares below 4.9% of the common stock, such person shall not be deemed an Acquiring Person. The Company’s Board of Directors determined that the amendment would be in the best interests of the Company and its stockholders, because it is expected to assist in limiting the number of 5% or more owners and thus is expected to reduce the risk of a possible “change of ownership” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Any such “change of ownership” under these rules would limit or eliminate the ability of the Company to use its existing NOL’s for federal income tax purposes. There is no guaranty that the objective of the amendment of preserving the value of NOL’s will be achieved. There is a possibility that certain stock transactions may be completed by stockholders or prospective stockholders that could trigger a “change of ownership,” and there are other limitations on the use of NOL’s set forth in the Internal Revenue Code of 1986, as amended.

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries and to use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 and described below. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in the Company’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

OVERVIEW

Stamford Industrial Group, through its wholly-owned subsidiary Concord Steel, Inc. (“Concord”), is a leading independent manufacturer of steel counterweights and structural weldments. We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

Stamford Industrial Group was initially established in 1996 under the name “Net Perceptions, Inc.” as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company, acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. The Company seeks acquisitions with transactions valued up to $150 million and having an EBITDA range of $5-$25 million.

The following management’s discussion and analysis of financial condition and results of operations of Stamford Industrial Group, Inc. should be read in conjunction with the historical financial statements and footnotes of Stamford Industrial Group included elsewhere in this report and in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our future results of operations may change materially from the historical results of operations reflected in Stamford Industrial Group’s historical financial statements.

Consolidated Operating Results for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

REVENUES

Revenue increased $4.8 million or 17.2% to $32.7 million for the three months ended March 31, 2008 as compared to $27.9 million for the three months ended March 31, 2007. The increase of $4.8 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers of $4.7 million, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets. Revenue in the elevator market and theatrical market remained flat, and scrap metal sales increased $0.1 million.

GROSS MARGIN

Gross margin was $5.6 million or 17.1% of sales for the three months ended March 31, 2008 as compared to $5.3 million or 19.0% of sales for the three months ended March 31, 2007. The 10.0% decrease in gross margin percentage was due to significantly higher costs for raw material, an increase in direct labor costs associated with the ramp up of our Essington, PA manufacturing facility, partially offset by sales volume and price increases.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2008 increased $0.1 million or 3.1% to $3.3 million as compared to $3.2 million for the three months ended March 31, 2007.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended March 31, 2008, sales and marketing expenses remained constant at approximately $0.4 million compared to $0.4 million for the three months ended March 31, 2007.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the three months ended March 31, 2008, general and administrative expenses was $2.7 million as compared to $2.7 million for the three months ended March 31, 2007. Stock based compensation expense decreased by $0.5 million as a result of a stock option modification made in the fourth quarter of 2007, offset by an increase in employee related expenses of $0.2 million due to the transition of temporary employees to full-time, depreciation expense of $0.1 million related to capital expenditures associated with the establishment of the Company’s corporate office, leasing expense of $0.1 million for the corporate office, and an increase in utilities and other overhead expenses of $0.1 million.

Related party stock compensation. For the three months ended March 31, 2008, the Company had related party stock compensation expense of $0.2 million associated with the stock consulting agreement with Kanders & Company as compared to $0.1 million for the three months ended March 31, 2007. The increase of $0.1 million is the result of increased revenues for the quarter. (See Note 13 to the financial statements)

Interest expense. Interest expense was $0.8 million for the three months ended March 31, 2008 compared to interest expense of $0.7 million for the three months ended March 31, 2007. The primary reason for the increase in interest expense is the market to market adjustment of $0.2 million on interest rate swap agreements, offset by the overall decrease in long-term debt. (See Note 6 to the financial statements)

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $121.2 million and research and development credit carry-forwards of approximately $0.2 million at March 31, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382, as amended. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $8.1 million at both March 31, 2008 and December 31, 2007, net of a valuation allowance of $34.9 million and $35.4 million, respectively.

The Company has an effective tax rate of 5.9% for the three months ended March 31, 2008, which consists of a federal alternative minimum tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment by the lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007. The capital expenditure facility expired on March 3, 2007. On March 13, 2008, we entered into a second amendment to the Credit Agreement to provide for, among other things, revisions to certain of the financial covenants under the bank credit facilities.

At March 31, 2008 and December 31, 2007, the outstanding balance from the revolving credit facility amounted to $5.8 million and $5.3 million, respectively. At March 31, 2008, the Company had $2.6 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at March 31, 2008 and December 31, 2007 was $22.0 million and $23.0 million, respectively. At March 31, 2008 and December 31, 2007, the Company had $4.0 million, respectively, classified as current and $18.0 million and $19.0 million, respectively classified as long-term. During the period ended March 31, 2008, the Company was in compliance with all financial covenants under the bank credit facilities. The Company’s future compliance with its financial covenants under the bank credit facilities will depend on its ability to generate earnings and manage its assets effectively. The bank credit facilities also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2008 and December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 5.20% and 7.24%, respectively.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle Bank National Association, acting as the Agent for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that currently has approximately $11.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. The convertible subordinated note was deemed to include a beneficial conversion feature. At the date of issue, the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of March 31, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash used in operating activities was $0.5 million for the three months ended March 31, 2008, reflecting net income of $1.4 million, depreciation and amortization of $0.6 million, non-cash deferred stock-based compensation expenses of $0.2 million offset by the impact of changes in working capital of $2.7 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections. Net cash used in operating activities was $0.8 million for the three months ended March 31, 2007, reflecting net income of $0.8 million, depreciation and amortization of $0.6 million, a deferred tax provision of $0.4 million, non-cash deferred stock-based compensation expenses of $ 0.7 million offset by the impact of changes in working capital of $3.3 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2008, primarily resulting from implementation of Concord’s new IT platform and the purchase of machinery and equipment. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2007, primarily resulting from the purchase of machinery and equipment.

Financing Activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2008. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $0.5 million which was used for working capital expansion and capital expenditures, offset by cash used to paydown long-term debt in the amount of $1.0 million. Net cash used in financing activities was $1.5 million for the three months ended March 31, 2007. The net cash was used for an early pay down on long-term debt of $1.5 million.

We believe that the Company’s revolving credit facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $0.8 million for the remainder of fiscal 2008. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through March 31, 2008, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2008, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 5.20%.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the United States prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $11.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%. At March 31, 2007, the net loss of $0.2 million on the interest rate swap is reported in the statement of operations as part of interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling.  On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On May 8, 2008, the Delaware Supreme Court rejected defendants’ application for interlocutory review. Trial is scheduled for July 2008. The Company believes that it has valid claims and defenses.

Item 1A.  Risk Factors

There are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stamford Industrial Group, Inc.

Date: May 12, 2008	By:	/s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr.
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Jonathan LaBarre
Jonathan LaBarre
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002