Form 10-Q
period 2008-06-30
Stamford Industrial Group, Inc.
filed 2008-08-11
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _________.

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

As of August 7, 2008, there were outstanding 41,801,380 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$512	$1,236
Accounts receivable, net	22,463	8,341
Inventories	17,924	13,825
Deferred tax asset	5,505	2,684
Prepaid expenses and other current assets	208	496
Total current assets	46,612	26,582

Property, plant and equipment, net	8,574	8,608

Deferred financing costs, net	568	645
Intangible assets, net	20,000	20,524
Deferred tax asset	33,994	5,368
Other assets	205	210
Total assets	$109,953	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,286	$5,286
Current portion of long-term debt	4,000	4,000
Accounts payable	16,366	7,768
Accrued expenses and other liabilities	3,930	2,742
Income taxes payable	740	73
Total current liabilities	31,322	19,869

Long-term debt, less current portion	19,533	21,533
Other long-term liabilities	1,168	889
Total liabilities	52,023	42,291

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 41,858 and 41,801 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	246,569	246,346
Accumulated deficit	(188,642)	(226,703)
Total stockholders’ equity	57,930	19,646
Total liabilities and stockholders’ equity	$109,953	$61,937

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$42,181	$28,281	$74,858	$56,185
Cost of revenues	31,116	23,872	58,228	46,438
Gross margin	11,065	4,409	16,630	9,747
Operating expenses:
Sales and marketing	528	303	943	675
General and administrative	3,895	2,367	6,598	5,095
Related party stock compensation	274	133	451	262
Total operating expenses	4,697	2,803	7,992	6,032

Income from operations	6,368	1,606	8,638	3,715

Other (expense) income:
Interest income	—	—	1	6
Interest expense	(504)	(544)	(1,294)	(1,215)
Other income (expense)	16	(17)	43	(139)
Total other expense, net	(488)	(561)	(1,250)	(1,348)

Income before taxes	5,880	1,045	7,388	2,367

(Benefit) provision for income taxes	(30,762)	(265)	(30,673)	305
Net income	$36,642	$1,310	$38,061	$2,062

Basic net income per share	$0.88	$0.03	$0.91	$0.05
Shares used in basic calculation	41,853	41,676	41,847	41,676

Diluted net income per share	$0.76	$0.03	$0.79	$0.04
Shares used in diluted calculation	48,080	49,566	47,944	49,560

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$38,061	$2,062
Reconciliation of net income to net cash provided by operating activities:
Provision for doubtful accounts	290	9
Depreciation	518	166
Amortization of intangible assets	524	955
Amortization of deferred financing costs	77	76
Deferred tax assets	(31,447)	—
Stock-based compensation	476	1,426
Changes in assets and liabilities:
Accounts receivable	(14,412)	(2,910)
Inventories	(4,099)	(1,393)
Prepaid expenses and other current assets	288	344
Other assets	5	14
Accounts payable	8,598	1,117
Accrued expenses and other liabilities	1,855	(1,137)
Other liabilities	26	—
Net cash provided by operating activities	760	729

Cash flows from investing activities:
Capital expenditures for property and equipment	(484)	(2,324)
Net cash used in investing activities	(484)	(2,324)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,500	—
Payments on revolving credit facility	(500)	—
Principal payments on long-term debt	(2,000)	(2,000)
Net cash used in financing activities	(1,000)	(2,000)

Net decrease in cash and cash equivalents	(724)	(3,595)
Cash and cash equivalents at beginning of period	1,236	3,703
Cash and cash equivalents at end of period	$512	$108

Supplemental cash flow disclosures:

Interest paid	$944	$1,303
Taxes paid	$107	$326

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

The Company was initially established in 1996 under the name “Net Perceptions, Inc.” as a provider of marketing software solutions. In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004. On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash and cash equivalents and marketable securities to enhance stockholder value. As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel. With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, unless otherwise noted) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be obtained for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

Significant Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, investments, intangible assets, contingencies and litigation.

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

Income taxes. Deferred tax assets were $39.5 million at June 30, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $1.9 million and $35.4 million, respectively. Deferred income taxes are evaluated on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. These temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could be material. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain but are considered critical due to the amount of deferred taxes recorded on the Company’s consolidated balance sheet .

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

During the six months ended June 30, 2008, there have been no significant changes to the Company’s significant accounting policies and estimates other than the change in estimate for deferred tax asset valuation (see Note 9), as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate any material impact on its future disclosure from the adoption of this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 on January 1, 2008 did not have a material impact on the Company's financial position, results of operations and cash flows. The Company is currently assessing the impact of fully adopting SFAS 157 on its future disclosure for nonfinancial assets and liabilities, with no impact on its consolidated financial position and resulting operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS No. 141R will only be applicable to future business combinations, it will not have a significant effect on the Company’s financial statements prior to such an acquisition.

Note 2. Inventories

Inventories, net of inventory reserves at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Finished goods	$254	$101
Work-in-process	700	1,197
Raw materials	16,970	12,527
	$17,924	$13,825

Note 3. Property, Plant and Equipment

Property, plant and equipment, net, as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Land	$350	$350
Building and improvements	1,307	1,294
Leasehold improvements	1,238	1,275
Machinery and equipment	5,500	5,361
Office equipment and furniture	1,161	985
Construction in progress	193	—
	9,749	9,265

Less: Accumulated depreciation	(1,175)	(657)
Property, plant and equipment, net	$8,574	$8,608

Note 4. Intangible assets

As part of the acquisition of Concord, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Gross	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(1,812)	$10,587	12 yrs
Non-compete agreements	37	(21)	16	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(1,833)	$20,000

	December 31, 2007
	Gross	Accumulated Amortization	Net	Life
Intangibles subject to amortization:
Customer relationships	$12,399	$(1,294)	$11,105	12 yrs
Non-compete agreements	37	(15)	22	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(1,309)	$20,524

Note 5. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Accrued compensation, benefits and commissions	$999	$705
Accrued interest payable	588	339
Accrued professional services	236	343
Accrued insurance	199	426
Accrued property taxes	70	33
Accrued related party stock fee	959	507
Accrued transaction costs	487	—
Other accrued liabilities	392	389
	$3,930	$2,742

Note 6. Long-Term Debt and Notes Payable

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment by the lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007, the date the capital expenditure facility expired. On March 13, 2008, the Company entered into a second amendment to the Credit Agreement to provide for, among other things, revisions to certain of the financial covenants under the bank credit facilities discussed above.

At June 30, 2008 and December 31, 2007, the outstanding balance from the revolving credit facility was $6.3 million and $5.3 million, respectively. At June 30, 2008, the Company had $2.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at June 30, 2008 and December 31, 2007 was $21.0 million and $23.0 million, respectively. At June 30, 2008 and December 31, 2007, the Company had $4.0 million, classified as current at both dates, and $17.0 million and $19.0 million, respectively classified as long-term. The bank credit facilities have various financial covenants and also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At June 30, 2008 and December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 5.20% and 7.24%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that currently has approximately $11.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible and (subject to a call by the Company under certain circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. Because the convertible subordinated note was deemed to include a beneficial conversion feature, at the date of issue the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of June 30, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 7. Other long-term liabilities

	June 30, 2008	December 31, 2007
Deferred compensation	$952	$699
Accrued interest payable	216	190
	$1,168	$889

Effective December 27, 2007, the Company and Albert Weggeman entered into a deferred compensation agreement pursuant to which Mr. Weggeman would be entitled to receive deferred compensation of up to $1,519,766, which may be reduced if the stock price at the time of distribution is less than $1.25. The deferred compensation shall vest on the following basis: (i) 19.4% shall be immediately vested; (ii) 30.6% shall vest in twenty-two equal monthly consecutive tranches commencing on December 27, 2007, subject to Mr. Weggeman being employed by the Company on each vesting date; (iii) up to 50.0% shall vest as follows, provided that Mr. Weggeman is actively employed as of the applicable vesting date: (A) 16.7% shall vest as of March 31, 2008, if the Company’s adjusted earnings before interest taxes depreciation and amortization (“Adjusted EBITDA”), as more fully described in the agreement, for the year ending December 31, 2007 (“Year 1”) is not less than $13,800,000 (the “Year 1 Target”); if the Year 1 Target is not achieved, and if the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2007 and 2008 is not less than the sum of the Year 1 Target plus the Year 2 Target (as defined below), then such 16.7% shall vest as of March 31, 2009; (B) 16.7% shall vest as of March 31, 2009, if the Company’s Adjusted EBITDA for the year ending December 31, 2008 (“Year 2”) is not less than $15,700,000 (the “Year 2 Target”); if the Year 2 Target is not achieved, and if the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2008 and 2009 is not less than the sum of the Year 2 Target plus the Year 3 Target (as defined below), then such 16.7% shall vest as of March 31, 2010; (C) 16.6% shall vest as of March 31, 2010, if the Company’s Adjusted EBITDA for the year ending December 31, 2009 (“Year 3”) is not less than $17,200,000 (the “Year 3 Target”); if (i) the Year 3 Target is not achieved, and (ii) the Company renews the employment agreement of Mr. Weggeman for another three-year term, and (iii) the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2009 and 2010 is not less than the sum of the Year 3 Target plus the Year 4 Target (as defined hereinafter), then such 16.6% shall vest as of March 31, 2011. “Year 4 Target” means an amount of the Company’s Adjusted EBITDA for the year ending December 31, 2010 that will be agreed upon by the parties in the renewed employment agreement, if any.

Amounts vesting on or before October 1, 2009 shall be payable not later than October 31, 2009. Amounts vesting after October 1, 2009 shall be payable promptly after vesting. Payments shall be made in cash or in common stock of the Company, as determined by the Compensation Committee in its absolute discretion.

Accrued interest payable represents interest on the Olden note. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note (see Note 6 for further details).

Note 8. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three months ended June 30, 2008, exclude the impact of 2,985 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income per share for the six months ended June 30, 2008, exclude the impact of 3,012 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income per share for the three and six months ended June 30, 2007, exclude the impact of 250 of potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic net income per share calculation:

Net income	$36,642	$1,310	$38,061	$2,062

Weighted average common shares - basic	41,853	41,676	41,847	41,676
Basic net income per share	$0.88	$0.03	$0.91	$0.05

Diluted net income per share calculation:

Net income	$36,642	$1,310	$38,061	$2,062

Weighted average common shares - basic	41,853	41,676	41,847	41,676
Effect of dilutive stock options	27	2,035	—	2,026
Effect of restricted stock awards	—	81	—	110
Effect of convertible note	5,628	5,628	5,628	5,628
Effect of stock fee	572	146	469	120
Weighted average common shares - diluted	48,080	49,566	47,944	49,560

Diluted net income per share	$0.76	$0.03	$0.79	$0.04

Note 9. Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $114.5 million and research and development credit carry-forwards of $0.2 million at June 30, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code, as amended.

At June 30, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a discrete item in the current quarter via a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $31.4 million of income tax benefits in the three and six months ended June 30, 2008. The Company has remaining $1.9 million valuation allowance as of June 30, 2008 and anticipates releasing the remaining allowance in the third and fourth quarters of 2008.

Deferred tax assets were $39.5 million at June 30, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $1.9 and $35.4 million, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates and judgments associated with the Company’s valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future profitability. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could have a material adverse effect on the financial condition of the Company.

The Company’s conclusion, based upon applicable accounting guidelines, that the additional portion of the deferred tax assets noted above is more likely than not to be realized reflects, among other things, its ability to generate taxable income and its projections of future taxable income and includes future years that the Company estimates it would have available net operating loss carryforwards. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax assets is materially reduced, additions to the valuation allowance which reduce the deferred tax assets could be recorded. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended, additions to the valuation allowance which could reduce the deferred tax assets could also be recorded. Any such reduction could have a material adverse effect on the financial condition of the Company.

In 2006, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized.

The Company has an effective tax rate benefit of 523.2% and 415.2% for the three and six months ended June 30, 2008, respectively. The effective tax rate excluding the reversal of the valuation allowance of $31.4 million was 11.6% and 10.5% for the three and six months ended June 30, 2008, respectively, which results from a federal alternative minimum tax and state tax. The change in the Company’s effective tax rate is due to Concord’s taxable income within its relevant states.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

Note 10. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under the Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation to the Plan. For the three months ended June 30, 2008 and 2007 the Company made matching contributions of approximately $42 thousand and $26 thousand, respectively. For the six months ended June 30, 2008 and 2007 the Company made matching contributions of approximately $82 thousand and $54 thousand, respectively.

Note 11. Stockholders’ equity

The Company measures compensation costs for all share-based payments (including employee stock options) at fair value and recognizes such costs in the consolidated statement of income. The Company estimates the fair value of share-based payments using the binomial stock option valuation model and the market price of the Company’s common stock at date of award for restricted stock awards. Total share-based compensation expense for the three and six months ended June 30, 2008 was $0.3 million and $0.5 million, respectively. Total share-based compensation expense for the three and six months ended June 30, 2007 was $0.7 million and $1.4 million, respectively.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock will be initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan will have a term of ten years expiring on June 21, 2017. For the three and six months ended June 30, 2008 the Company recorded $0.3 million and $0.5 million, respectively, of compensation expense relating to these awards.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”). The 2007 Annual Incentive Plan allows the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended, which enables the Company to deduct such compensation from its taxable income. As of June 30, 2008, no awards have been issued under this plan.

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

A summary of option activity, excluding performance-based awards, under the Plans for the six months ended June 30, 2008, is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,541	$1.22
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2008	1,541	$1.22	7.7	$655
Vested or expected to vest at June 30, 2008	1,541	$1.22	7.7	$655
Exercisable at June 30, 2008	804	$1.20	6.5	$361

A summary of the option activity under the performance-based awards for the six months ended June 30, 2008, is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,471	$1.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2008	1,471	$1.25	9.50	$588
Vested or expected to vest at June 30, 2008	1,471	$1.25	9.50	$588
Exercisable at June 30, 2008	—	$—	—	$—

Effective February 6, 2008, the Company issued to Albert W. Weggeman, the Company's President and Chief Executive Officer, a restricted stock award of 56,818 shares of common stock pursuant to the Company's 2007 Stock Incentive Plan. The terms of the award provide that the award would vest and Mr. Weggeman would be entitled to receive the common stock on the earliest to occur of (i) a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, (ii) the termination of his employment by the Company without "cause" as defined in the 2007 Stock Incentive Plan and his employment agreement, or (iii) the third anniversary of the grant of the restricted stock award, provided that he is then employed by the Company as its President and Chief Executive Officer. The award will become fully vested on the occurrence of the earliest of the aforementioned events.

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

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. Trial is scheduled for October 2008. The Company believes that it has valid claims and defenses and the defendants have agreed to withdraw their counterclaims without prejudice.

Terrence P. Meehan v. Concord Steel, Inc.

On May 30, 2008, the former General Manger at the Company’s Essington, PA facility commenced a lawsuit against Concord in the United States District Court for the Eastern District of Pennsylvania. In his complaint, Plaintiff Terrence Meehan alleges that he was wrongfully terminated by Concord in violation of Pennsylvania public policy and seeks compensatory damages in excess of $150,000, punitive damages, interest and cost of suit. Defense of the suit has been assumed by Concord's employment practices liability carrier and the action is being defended vigorously. Concord has moved for the District Court to dismiss the complaint for legal insufficiency and that motion is presently pending before the Court.

John F. Steward v. Concord Steel, Inc.

Former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is resisting the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” In June 2008, Concord served CRC with a claim notification under the Asset Purchase Agreement between CRC, Net Perceptions, Inc and SIG Acquisition Corp. dated September 22, 2006, in order to obtain indemnification and defense of the case and to reserve its rights in this matter. On August 1, 2008, Plaintiff filed a motion in the Court of Common Pleas seeking to amend his complaint to add as named parties defendant in addition to Concord, the original named defendant, Concord, SIG Acquisition Corp., and CRC. The motion is pending with the Court and has not been decided.

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s common stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control.” Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control,” or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended June 30, 2008 and 2007, the Company recorded consulting fees of $0.4 million and $0.3 million, respectively, related to the Consulting Agreement. For the six months ended June 30, 2008 and 2007, the Company recorded consulting fees of $0.7 million and $0.6 million, respectively, related to the Consulting Agreement. As of June 30, 2008 and December 31, 2007, the accrued balance due to Kanders & Company under this agreement amounted to $1.0 million and $0.5 million, respectively.

For the three months ended June 30, 2008 and 2007, the Company reimbursed Clarus Corporation (“Clarus”) an entity it shared office space with until October 1, 2007, an aggregate of $8 thousand and $38 thousand, respectively; and for the six months ended June 30, 2008 and 2007, the Company reimbursed Clarus $18 thousand and $83 thousand, respectively, for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, the Company’s Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value (see Note 6). The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note. Because the convertible subordinated note was deemed to include a beneficial conversion feature, at the date of issuance the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. As of June 30, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

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

As of June 30, 2008, the Company has interest rate swap contracts that are required to be measured at fair value on a recurring basis.

The inputs utilized to determine the fair values of these contracts are obtained in quoted public markets. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	6/30/2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate derivatives	$262	$—	$262	$—
Total liabilities measured at fair value	$262	$—	$262	$—

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to secure necessary financing, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries, changes in our relationship with our unionized employees, reductions to our deferred tax assets or recognition of such assets and our ability to fully use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 and described below. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in the Company’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

OVERVIEW

Stamford Industrial Group, through its wholly-owned subsidiary Concord, is a leading independent manufacturer of steel counterweights and structural weldments. We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes. The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

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

We have recently entered into negotiations to replace our collective bargaining agreement covering approximately 100 employees at our Warren, Ohio facility which expires on August 31, 2008. There can be no assurance that we will be able to negotiate a new collective bargaining agreement on terms satisfactory to the Company. A strike, work stoppage or other slowdown could significantly disrupt our operations at our Warren, Ohio facility and materially adversely affect our business, results of operations and financial condition.

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

Consolidated Operating Results for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

REVENUES

Revenue increased $13.9 million or 49.1% to $42.2 million for the three months ended June 30, 2008, as compared to $28.3 million for the three months ended June 30, 2007. The increase of $13.9 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, price increases to customers, and an increase in average scrap selling prices.

GROSS MARGIN

Gross margin was $11.1 million or 26.3% of sales for the three months ended June 30, 2008, as compared to $4.4 million or 15.5% of sales for the three months ended June 31, 2007. The 69.7% increase in gross margin percentage was due to favorable product mix, lower scrap material rates, higher sales volume and price increases to customers, partially offset by higher cost of raw material, and an increase in direct labor cost associated with the ramp up of our Essington, Pennsylvania manufacturing facility.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2008 increased $1.9 million or 67.9% to $4.7 million as compared to $2.8 million for the three months ended June 30, 2007.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended June 30, 2008, sales and marketing expenses increased $0.2 million or 66.6% to $0.5 million as compared to $0.3 million for the three months ended June 30, 2007. The increase was primarily due to increased freight costs of $0.1 million and travel expenses of $0.1 million.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting, other professional fees and public reporting expenses. For the three months ended June 30, 2008, general and administrative expenses was $3.9 million as compared to $2.4 million for the three months ended June 30, 2007. Stock-based compensation expense decreased by $0.5 million as a result of a stock option modifications made in the fourth quarter of 2007, offset by an increase in employee-related expenses of $0.4 million due to the transition of temporary employees to full-time and an increase in incentive-based compensation, legal fees of $0.6 million, transaction costs of $0.5 million, depreciation expense of $0.1 million related to capital expenditures associated with the establishment of the Company’s corporate office, leasing expense of $0.1 million for the corporate office, and an increase in utilities and other overhead expenses of $0.3 million.

Related party stock compensation. For the three months ended June 30, 2008, the Company had related party stock compensation expense of $0.3 million associated with the consulting agreement with Kanders & Company as compared to $0.1 million for the three months ended June 30, 2007. The increase of $0.2 million is the result of increased revenues for the quarter. (See Note 13 to the consolidated financial statements.)

Interest expense. Interest expense was $0.5 million for the three months ended June 30, 2008, compared to interest expense of $0.5 million for the three months ended June 30, 2007. Interest expense remained flat for the quarter due to the mark to market benefit adjustment of $0.2 million on interest rate swap agreements. (See Note 6 to the financial statements.)

PROVISION FOR INCOME TAXES

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $114.5 million and research and development credit carry-forwards of $0.2 million at June 30, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

At June 30, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a discrete item in the current quarter via a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $31.4 million of income tax benefits in the three and six months ended June 30, 2008. The Company has remaining $1.9 million valuation allowance as of June 30, 2008 and anticipates releasing the remaining allowance in the third and fourth quarters of 2008.

Deferred tax assets were $39.5 million at June 30, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $1.9 and $35.4 million, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates and judgments associated with the Company’s valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future profitability. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could have a material adverse effect on the financial condition of the Company.

The Company’s conclusion, based upon applicable accounting guidelines, that the additional portion of the deferred tax assets noted above is more likely than not to be realized reflects, among other things, its ability to generate taxable income and its projections of future taxable income and includes future years that the Company estimates it would have available net operating loss carryforwards. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax assets is materially reduced, additions to the valuation allowance which reduce the deferred tax assets could be recorded. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended, additions to the valuation allowance which could reduce the deferred tax assets could also be recorded. Any such reduction could have a material adverse effect on the financial condition of the Company.

In 2006, the Company reduced $8.1 million of valuation allowance as a reduction of goodwill and intangible assets acquired from the Concord acquisition, based on the expectation that these deferred tax assets are more likely than not to be realized.

The Company has an effective tax rate benefit of 523.2% for the three months ended June 30, 2008. The effective tax rate excluding the reversal of the valuation allowance of $31.4 million was 11.6% for the three months ended June 30, 2008 which results from a federal alternative minimum tax and state tax. For the three months end June 30, 2007, the Company had an effective tax rate benefit of 25.4%.

Consolidated Operating Results for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

REVENUES

Revenue increased $18.7 million or 33.3% to $74.9 million for the six months ended June 30, 2008, as compared to $56.2 million for the six months ended June 30, 2007. The increase of $18.7 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, price increases to customers, and an increase in average scrap selling prices.

GROSS MARGIN

Gross margin was $16.6 million or 22.2% of sales for the six months ended June 30, 2008, as compared to $9.7 million or 17.3% of sales for the six months ended June 30, 2007. The 28.3% increase in gross margin percentage was due to favorable product mix, lower scrap material rates, higher sales volume and price increases, partially offset by higher cost of raw material, and an increase in direct labor cost associated with the ramp up of our Essington, Pennsylvania manufacturing facility.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2008, increased $2.0 million or 33.3% to $8.0 million as compared to $6.0 million for the six months ended June 30, 2007.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the six months ended June 30, 2008, sales and marketing expenses increased $0.3 million or 42.9% to $1.0 million as compared to $0.7 million for the six months ended June 30, 2007. The increase was primarily due to increased freight cost of $0.1 million, increased travel expenses of $0.1 million and employee related costs of $0.1 million.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the six months ended June 30, 2008, general and administrative expenses was $6.6 million as compared to $5.1 million for the six months ended June 30, 2007. Stock-based compensation expense decreased by $0.9 million as a result of a stock option modifications made in the fourth quarter of 2007, offset by an increase in employee related expenses of $0.6 million due to the transition of temporary employees to full-time and an increase in incentive-based compensation, legal fees of $0.6 million, transaction costs of $0.5 million, depreciation expense of $0.2 million related to capital expenditures associated with the establishment of the Company’s corporate office, leasing expense of $0.1 million for the corporate office, and an increase in utilities and other overhead expenses of $0.4 million.

Related party stock compensation. For the six months ended June 30, 2008, the Company had related party stock compensation expense of $0.5 million associated with the consulting agreement with Kanders & Company as compared to $0.3 million for the six months ended June 30, 2007. The increase of $0.2 million is the result of increased revenues for the period. (See Note 13 to the consolidated financial statements.)

Interest expense. Interest expense was $1.3 million for the six months ended June 30, 2008 compared to interest expense of $1.2 million for the six months ended June 30, 2007. The primary reason for the increase in interest expense is due to higher debt balance on the company’s revolving credit facility and higher temporary interest rates associated with the second amendment to the credit facility, offset by the mark to market adjustment of $0.2 million on interest rate swap agreements. (See Note 6 to the consolidated financial statements.)

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $114.5 million and research and development credit carry-forwards of approximately $0.2 million at June 30, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability.

At June 30, 2008, based on the level of historical taxable income and projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that certain of its deferred tax assets were expected to be realized and therefore released the remaining valuation allowance. The reversal of the valuation allowance resulted in the recognition of $31.4 million of income tax benefits in the three and six months ended June 30, 2008. The Company anticipates releasing the remaining $1.9 million valuation allowance in the third and fourth quarters of 2008.

Deferred tax assets were $39.5 million at June 30, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $1.9 and $35.4 million, respectively.

Because the majority of the Company’s deferred tax assets consists of net operating loss carryforwards for federal tax purposes, the key to the Company’s ability to realize the deferred tax assets will be to generate sufficient income in future years to utilize the loss carryforwards prior to expiration. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced or if change in control events occur which could limit the availability of the NOL under Section 382 of the Internal Revenue Code of 1986, as amended. Any such reduction could have a material adverse effect on the financial condition of the Company.

The Company has an effective tax rate benefit of 415.2% for the six months ended June 30, 2008. The effective tax rate excluding the reversal of the valuation allowance of $31.4 million was 10.5% for the six months ended June 30, 2008, which results from a federal alternative minimum tax and state tax. For the six months ended June 30, 2007, the Company had an effective tax rate of 12.9%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

The Credit Agreement establishes a commitment by the lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007 the date the capital expenditure facility expired. On March 13, 2008, we entered into a second amendment to the Credit Agreement to provide for, among other things, revisions to certain of the financial covenants under the bank credit facilities discussed above.

At June 30, 2008 and December 31, 2007, the outstanding balance from the revolving credit facility was $6.3 million and $5.3 million, respectively. At June 30, 2008, the Company had $2.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at June 30, 2008 and December 31, 2007 was $21.0 million and $23.0 million, respectively. At June 30, 2008 and December 31, 2007, the Company had $4.0 million, respectively, classified as current and $17.0 million and $19.0 million, respectively classified as long-term. During the three-month and six-month periods ended June 30, 2008, the Company was in compliance with all financial covenants under the bank credit facilities. The Company’s future compliance with its financial covenants under the bank credit facilities will depend on its ability to generate earnings and manage its assets effectively. The bank credit facilities also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At June 30, 2008 and December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 5.20% and 7.24%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that currently has approximately $11.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. Because the convertible subordinated note was deemed to include a beneficial conversion feature at the date of issue the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of June 30, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2008, reflecting net income of $38.1 million, depreciation and amortization of $1.1 million, non-cash deferred stock-based compensation expenses of $0.5 million, provision for doubtful accounts of $0.3 million offset by the impact of the change in deferred tax assets of $31.4 million and the changes in working capital of $7.8 million. The change in working capital is primarily due to the timing of price increases to customers, tight credit markets experienced by our vendors and the timing difference between increased revenues generated and cash collections. Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2007, reflecting net income of $2.1 million, depreciation and amortization of $1.2 million, non-cash deferred stock-based compensation expenses of $1.4 million offset by the impact of changes in working capital of $4.0 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections.

Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2008, primarily resulting from implementation of Concord’s new information technology platform and the purchase of machinery and equipment. Net cash used in investing activities was $2.3 million for the six months ended June 30, 2007, primarily resulting from the purchase of machinery and equipment and the ramp-up of Essington, PA.

Financing Activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2008. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $1.0 million which was used for working capital expansion and capital expenditures, offset by cash used to paydown long-term debt in the amount of $2.0 million. Net cash used in financing activities was $2.0 million for the six months ended June 30, 2007. The net cash was used to pay down long-term debt of $2.0 million.

We believe that the Company’s revolving credit facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $0.6 million for the remainder of fiscal 2008. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board(“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate any material impact on its future disclosure from the adoption of this standard.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows. The Company is currently assessing the impact of fully adopting SFAS 157 on its future disclosure for nonfinancial assets and liabilities, with no impact on its consolidated financial position and resulting operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS No. 141R will only be applicable to future business combinations, it will not have a significant effect on the Company’s financial statements prior to such an acquisition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2008, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies.

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At June 30, 2008, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 5.20%.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the United States prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $11.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%. At June 30, 2008, the net benefit of $0.2 million on the interest rate swap is reported in the statement of operations as a reduction of interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes to the legal proceedings described in the Company’s Annual Report Form 10-K for the year ended December 31, 2008.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling.  On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. Trial is scheduled for October 2008. The Company believes that it has valid claims and defenses and the defendants have agreed to withdraw their counterclaims without prejudice.

Terrence P. Meehan v. Concord Steel, Inc.

On May 30, 2008, the former General Manger at the Company’s Essington, PA facility commenced a lawsuit against Concord in the United States District Court for the Eastern District of Pennsylvania. In his complaint, Plaintiff Terrence Meehan alleges that he was wrongfully terminated by Concord in violation of Pennsylvania public policy and seeks compensatory damages in excess of $150,000, punitive damages, interest and cost of suit. Defense of the suit has been assumed by Concord's employment practices liability carrier and the action is being defended vigorously. Concord has moved for the District Court to dismiss the complaint for legal insufficiency and that motion is presently pending before the Court.

John F. Steward v. Concord Steel, Inc.

Former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is resisting the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” In June 2008, Concord served CRC with a claim notification under the Asset Purchase Agreement between CRC, Net Perceptions, Inc and SIG Acquisition Corp. dated September 22, 2006, in order to obtain indemnification and defense of the case and to reserve its rights in this matter. On August 1, 2008, Plaintiff filed a motion in the Court of Common Pleas seeking to amend his complaint to add as named parties defendant in addition to Concord, the original named defendant, Concord, SIG Acquisition Corp., and CRC. The motion is pending with the Court and has not been decided.

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

Item 4. Submission of Matters to a Vote of Security Holders

Two proposals were submitted to a vote of, and approved by, the Company’s stockholders at its Annual Meeting of Stockholders held on June 2, 2008. Each proposal is further described in the Company’s Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”), filed with the Securities and Exchange Commission on April 25, 2008.

Of the 41,801,380 shares of common stock entitled to vote at the annual meeting, 39,163,460 shares were represented in person or by proxy, which constitutes approximately 93.68% of the total votes entitled to be cast at the meeting. Each share of the Company’s outstanding common stock is entitled to one vote.

The votes for each proposal were cast as follows:

Proposal 1. Election of Directors:

	Number of Shares Voted For	Number of Shares Withheld
Warren B. Kanders	34,943,539	4,219,921
Nicholas Sokolow	34,960,974	4,202,486
David A. Jones	34,985,324	4,178,136

Proposal 2. Amendment to the Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock:

FOR	AGAINST	ABSTAIN
34,760,596	4,397,463	5,400

As described in the Proxy Statement, notwithstanding the approval of the reverse stock split by the Company’s stockholders, the Board may, in its sole discretion, abandon the proposed amendment and determine prior to the effectiveness of any filing with the Secretary of State of the State of Delaware not to effect the reverse stock split prior to the one-year anniversary of the June 2, 2008 meeting, as permitted under Section 242(c) of the Delaware General Corporation Law. The determination by the Board as to whether the reverse split will be effected, if at all, will be based upon certain factors, including meeting applicable listing requirements, existing and expected marketability and liquidity of our common stock, prevailing market conditions and the likely effect on the market price of our common stock. If the Board fails to implement the reverse stock split prior to the one-year anniversary of the June 2, 2008 meeting, stockholder approval again would be required prior to implementing any reverse stock split.

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

STAMFORD INDUSTRIAL GROUP, INC.

Date: August 11, 2008	By:	/s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr. President and Chief Executive Officer

By:	/s/ Jonathan LaBarre
Jonathan LaBarre Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002