Form 10-Q
period 2008-09-30
Stamford Industrial Group, Inc.
filed 2008-11-10
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

As of November 07, 2008, there were outstanding 42,043,935 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$610	$1,236
Accounts receivable, net	18,491	8,341
Inventories	25,367	13,825
Deferred tax asset	5,505	2,684
Prepaid expenses and other current assets	48	496
Total current assets	50,021	26,582

Property, plant and equipment, net	8,397	8,608

Deferred financing costs, net	530	645
Intangible assets, net	19,738	20,524
Deferred tax asset	33,608	5,368
Other assets	205	210
Total assets	$112,499	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,786	$5,286
Current portion of long-term debt	4,000	4,000
Accounts payable	17,865	7,768
Accrued expenses and other liabilities	3,583	2,742
Income taxes payable	586	73
Total current liabilities	29,820	19,869

Long-term debt, less current portion	18,533	21,533
Other long-term liabilities	1,308	889
Total liabilities	49,661	42,291

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 42,101 and 41,801 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3	3
Additional paid-in capital	247,032	246,346
Accumulated deficit	(184,197)	(226,703)
Total stockholders’ equity	62,838	19,646
Total liabilities and stockholders’ equity	$112,499	$61,937

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$41,484	$28,197	$116,342	$84,382
Cost of revenues	32,366	23,102	90,594	69,540
Gross margin	9,118	5,095	25,748	14,842
Operating expenses:
Sales and marketing	517	368	1,460	1,043
General and administrative	2,856	2,933	9,454	8,028
Related party stock compensation	262	132	713	394
Total operating expenses	3,635	3,433	11,627	9,465

Income from operations	5,483	1,662	14,121	5,377

Other (expense) income:
Interest income	—	—	1	6
Interest expense	(198)	(720)	(1,492)	(1,935)
Other income (expense)	5	—	48	(139)
Total other expense, net	(193)	(720)	(1,443)	(2,068)

Income before taxes	5,290	942	12,678	3,309

Provision (benefit) for income taxes	845	331	(29,828)	636
Net income	$4,445	$611	$42,506	$2,673

Basic net income per share	$0.11	$0.01	$1.02	$0.06
Shares used in basic calculation	41,904	41,717	41,866	41,690

Diluted net income per share	$0.09	$0.01	$0.88	$0.06
Shares used in diluted calculation	48,600	48,826	48,090	48,578

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$42,506	$2,673
Reconciliation of net income to net cash provided by operating activities:
Provision for doubtful accounts	289	25
Depreciation	795	290
Amortization of intangible assets	786	786
Amortization of deferred financing costs	115	114
Deferred tax benefit	(31,061)	—
Stock-based compensation	558	2,001
Changes in assets and liabilities:
Accounts receivable	(10,439)	(3,774)
Inventories	(11,542)	(1,773)
Prepaid expenses and other current assets	448	521
Other assets	5	56
Accounts payable	10,097	(556)
Accrued expenses and other liabilities	1,862	220
Other liabilities	39	—
Net cash provided by operating activities	4,458	583

Cash flows from investing activities:
Capital expenditures for property and equipment	(584)	(4,819)
Net cash used in investing activities	(584)	(4,819)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,500	3,500
Payments on revolving credit facility	(3,000)	—
Principal payments on long-term debt	(3,000)	(3,000)
Proceeds from exercise of stock options	—	47
Net cash (used in) provided by financing activities	(4,500)	547

Net decrease in cash and cash equivalents	(626)	(3,689)
Cash and cash equivalents at beginning of period	1,236	3,703
Cash and cash equivalents at end of period	$610	$14

Supplemental cash flow disclosures:
Interest paid	$1,340	$1,895
Taxes paid	$720	$335

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars and shares in thousands, except per share amounts unless otherwise indicated)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, unless otherwise noted) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be obtained for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

Significant Accounting Policies

The Company believes the following accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements. Events occurring subsequent to the preparation of the consolidated financial statements may cause the Company to re-evaluate these policies.

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

Litigation. The Company is involved in legal proceedings and claims arising from time to time. Management, in connection with outside advisors, periodically assesses liabilities and contingencies in connection with these matters, based on the latest information available. For those matters where it is probable that a loss has been or will be incurred, we record the loss, or a reasonable estimate of the loss, in the consolidated financial statements. As additional information becomes available, estimates of probable losses are adjusted based on an assessment of the circumstances.

Income taxes. Deferred income taxes are evaluated on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. These temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could be material. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain but are considered critical due to the amount of deferred taxes recorded on the Company’s consolidated balance sheet.

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

During the nine months ended September 30, 2008, there have been no significant changes to the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, other than the change in estimate for deferred tax asset valuation (see Note 9).

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate any material impact on its future disclosure from the adoption of this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 on January 1, 2008 did not have a material impact on the Company's financial position, results of operations and cash flows. The Company is currently assessing the impact of fully adopting SFAS 157 on its future disclosure for nonfinancial assets and liabilities, with no impact on its consolidated financial position and resulting operations expected.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations (“SFAS 141”).” SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS 141R will only be applicable to future business combinations, it will not have a significant effect on the Company’s financial statements prior to such an acquisition.

Note 2. Inventories

Inventories, net of inventory reserves at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Finished goods	$1,296	$101
Work-in-process	1,095	1,197
Raw materials	22,976	12,527
	$25,367	$13,825

Note 3. Property, Plant and Equipment

Property, plant and equipment, net, as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Land	$350	$350
Building and improvements	1,307	1,294
Leasehold improvements	1,238	1,275
Machinery and equipment	5,633	5,361
Office equipment and furniture	1,260	985
Construction in progress	61	—
	9,849	9,265

Less: Accumulated depreciation	(1,452)	(657)
Property, plant and equipment, net	$8,397	$8,608

Note 4. Intangible Assets

As part of the acquisition of Concord on October 3, 2006, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(2,071)	$10,328	12 yrs
Non-compete agreements	37	(24)	13	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(2,095)	$19,738

	December 31, 2007
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(1,294)	$11,105	12 yrs
Non-compete agreements	37	(15)	22	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(1,309)	$20,524

Note 5. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Accrued compensation, benefits and commissions	$1,352	$705
Accrued interest payable	338	339
Accrued professional services	236	343
Accrued insurance	254	426
Accrued property taxes	95	33
Accrued related party stock fee	713	507
Accrued transaction costs	200	—
Other accrued liabilities	395	389
	$3,583	$2,742

Note 6. Long-Term Debt and Notes Payable

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) dated October 3, 2006 with LaSalle Bank National Association which was acquired by Bank of America on October 1, 2007, as administrative agent (the “Agent”) and the lenders party thereto.

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

At September 30, 2008 and December 31, 2007, the outstanding balance under the Revolving Facility was $3.8 million and $5.3 million, respectively. At September 30, 2008, the Company had $4.6 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at September 30, 2008 and December 31, 2007 was $20.0 million and $23.0 million, respectively. At September 30, 2008 and December 31, 2007, the Company had $4.0 million, classified as current at both dates, and $16.0 million and $19.0 million, respectively, classified as long-term. The bank credit facilities have various financial covenants and also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At September 30, 2008 and December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 4.99% and 7.24%, respectively.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, LaSalle Bank National Association, acting as the Agent for the benefit of the lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries. The Credit Agreement expires on October 2, 2011.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that currently has approximately $10.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

On April 21, 2004, the Company closed on an investment into the Company by Olden, an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible and (subject to a call by the Company under certain circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. Because the convertible subordinated note was deemed to include a beneficial conversion feature, at the date of issue the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of September 30, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 7. Other long-term liabilities

	September 30, 2008	December 31, 2007

Deferred compensation	$1,079	$699
Accrued interest payable	229	190
	$1,308	$889

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

Amounts vesting on or before October 1, 2009 shall be payable not later than October 31, 2009. Amounts vesting after October 1, 2009 shall be payable promptly after vesting. Payments shall be made in cash or in common stock of the Company, as determined by the Compensation Committee of our Board of Directors in its absolute discretion.

Accrued interest payable represents interest on the Olden note. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of such note (see Note 6 for further details).

Note 8. Per Share Data

Basic earnings per share is computed using net income and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three months ended September 30, 2008 exclude the impact of 2,676 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income per share for the nine months ended September 30, 2008, exclude the impact of 2,993 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income per share for the three and nine months ended September 30, 2007, exclude the impact of 250 of potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net income per share calculation:

Net income	$4,445	$611	$42,506	$2,673

Weighted average common shares - basic	41,904	41,717	41,866	41,690
Basic net income per share	$0.11	$0.01	$1.02	$0.06

Diluted net income per share calculation:

Net income as reported	$4,445	$611	$42,506	$2,673
Add: convertible debt interest	13	13	39	39
Adjusted net income	$4,458	$624	$42,545	$2,712

Weighted average common shares - basic	41,904	41,717	41,866	41,690
Effect of dilutive stock options	366	1,277	49	1,039
Effect of restricted stock awards	—	—	—	73
Effect of convertible note	5,628	5,628	5,628	5,628
Effect of stock fee	702	204	547	148
Weighted average common shares - diluted	48,600	48,826	48,090	48,578

Diluted net income per share	$0.09	$0.01	$0.88	$0.06

Note 9. Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $110.8 million and research and development credit carry-forwards of $0.2 million at September 30, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code, as amended.

During the second quarter of 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a discrete item via a credit to income tax expense. During the third quarter of 2008, the Company released an additional portion of the valuation allowance to income tax expense. The reversal of the valuation allowance resulted in the recognition of $0.9 million and $32.3 million of income tax benefits in the three and nine months ended September 30, 2008, respectively. The Company has a remaining $0.9 million valuation allowance as of September 30, 2008 and anticipates releasing the remaining allowance in the fourth quarter of 2008.

Deferred tax assets were $39.1 million at September 30, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $0.9 and $35.4 million, respectively.

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

The Company’s conclusion, based upon applicable accounting guidelines, that the additional portion of the deferred tax assets noted above is more likely than not to be realized reflects, among other things, its ability to generate taxable income and its projections of future taxable income and includes future years that the Company estimates it would have available net operating loss carryforwards. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax assets is materially reduced, additions to the valuation allowance which reduce the deferred tax assets could be recorded. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended, additions to the valuation allowance which would reduce the deferred tax assets could also be recorded. Any such reduction could have a material adverse effect on the financial condition of the Company.

The Company has an effective tax rate of 16.0% for the three months ended September 30, 2008. The effective tax rate consists of the release of a portion of the deferred tax asset valuation allowance, offset by a federal alternative minimum tax, state tax and deferred federal income tax due to the utilization of a portion of the Company’s net operating loss carry-forward. The Company has an effective tax rate benefit of 235.3% for the nine months ended September 30, 2008. The effective tax rate benefit consists primarily of the reversal of a significant portion of the deferred tax asset valuation allowance, offset by federal alternative minimum tax, state tax and deferred federal income tax due to the utilization of a portion of the Company’s net operating loss carry-forward

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

Note 10. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under the Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation to the Plan. For the three months ended September 30, 2008 and 2007 the Company made matching contributions of approximately $45 thousand and $52 thousand, respectively. For the nine months ended September 30, 2008 and 2007 the Company made matching contributions of approximately $127 thousand and $106 thousand, respectively.

Note 11. Stockholders’ Equity

The Company measures compensation costs for all share-based payments (including employee stock options) at fair value and recognizes such costs in the consolidated statements of income. The Company estimates the fair value of share-based payments using the binomial stock option valuation model and the market price of the Company’s common stock at date of award for restricted stock awards. Total share-based compensation expense for the three and nine months ended September 30, 2008 was $0.1 million and $0.6 million, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2007 was $0.6 million and $2.0 million, respectively.

On September 24, 2008, the Company’s Board of Directors granted a stock option award to each of our non-employee directors to purchase 15,000 shares of the Company’s common stock with an exercise price of $1.40 per share, under the Company’s 2007 Stock Incentive Plan (“The 2007 Stock Option Plan”). These stock options will vest and become exercisable in four equal consecutive quarterly tranches commencing on September 30, 2008.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). Under the 2007 Stock Incentive Plan, 10,000,000 shares of the Company’s common stock will be initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 2,500,000 shares of the Company’s common stock. Additionally, no more than 2,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan will have a term of ten years expiring on June 21, 2017. For the three and nine months ended September 30, 2008 the Company recorded $0.1 million and $0.6 million, respectively, of compensation expense relating to these awards.

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

A summary of option activity, excluding performance-based awards, under the Plans for the nine months ended September 30, 2008, is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,541	$1.22
Granted	30	1.40
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2008	1,571	$1.23	8.0	$270
Vested or expected to vest at September 30, 2008	1,571	$1.23	8.0	$270
Exercisable at September 30, 2008	908	$1.21	7.3	$175

A summary of the option activity under the performance-based awards for the nine months ended September 30, 2008, is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,471	$1.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2008	1,471	$1.25	9.24	$221
Vested or expected to vest at September 30, 2008	—	$—	—	$—
Exercisable at September 30, 2008	—	$—	—	$—

Effective February 6, 2008, the Company issued to Albert W. Weggeman, the Company's President and Chief Executive Officer, a restricted stock award of 56,818 shares of common stock pursuant to the 2007 Stock Incentive Plan. The terms of the award provide that the award would vest and Mr. Weggeman would be entitled to receive the common stock on the earliest to occur of (i) a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, (ii) the termination of his employment by the Company without "cause" as defined in the 2007 Stock Incentive Plan and his employment agreement, or (iii) the third anniversary of the grant of the restricted stock award, provided that he is then employed by the Company as its President and Chief Executive Officer. The restricted stock award will become fully vested on the occurrence of the earliest of the aforementioned events.

Note 12. Commitments and Contingencies

Except as set forth below, the Company is not a party to, nor are any of its properties, subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Public Offering Securities Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company; FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering; several other underwriters who participated in the initial public offering; Steven J. Snyder, the Company’s then president and chief executive officer; and Thomas M. Donnelly, the Company’s then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and was assigned to the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.  The action against the Company was coordinated with the other substantially similar class actions as In re Initial Public Offering Securities Litigation, 21 MC (SAS) (the “Coordinated Class Actions”).

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008 and a decision from the Court is expected in the first quarter of next year.

Terrence P. Meehan v. Concord Steel, Inc.

On May 30, 2008, the former General Manger at the Company’s Essington, PA facility commenced a lawsuit against Concord in the United States District Court for the Eastern District of Pennsylvania. In his complaint, Plaintiff Terrence Meehan alleges that he was wrongfully terminated by Concord in violation of Pennsylvania public policy and seeks compensatory damages in excess of $150,000, punitive damages, interest and cost of suit. Defense of the suit has been assumed by Concord's employment practices liability carrier and the action is being defended vigorously. On August 12, 2008, the District Court denied Concord’s motion to dismiss the complaint for legal insufficiency. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

John F. Steward v. Concord Steel, Inc.

Former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is resisting the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” In June 2008, Concord served CRC with a claim notification under the Asset Purchase Agreement between CRC, Net Perceptions, Inc and SIG Acquisition Corp. dated September 22, 2006, in order to obtain indemnification and defense of the case and to reserve its rights in this matter. On August 18, 2008, the Plaintiff served its amended complaint to add as named as defendants in addition to Concord, the original named defendant, each of Concord, SIG Acquisition Corp., and CRC. CRC subsequently asserted cross claims against Concord which we intend to defend vigorously. Discovery on this matter is continuing and the Court has set January 12, 2009 as a trial date.

The Company believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s common stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control.” Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control,” or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended September 30, 2008 and 2007, the Company recorded consulting fees of $0.4 million and $0.2 million, respectively, related to the Consulting Agreement. For the nine months ended September 30, 2008 and 2007, the Company recorded consulting fees of $1.1 million and $0.8 million, respectively, related to the Consulting Agreement. As of September 30, 2008 and December 31, 2007, the accrued balance due to Kanders & Company under this agreement amounted to $0.7 million and $0.5 million, respectively.

During 2008 and 2007, Kanders & Company was issued 231 shares and 41 shares, respectively, of the Company’s common stock representing the Stock Fee for services provided under the Consulting Agreement.

For the three months ended September 30, 2008 and 2007, the Company reimbursed Clarus Corporation (“Clarus”) an entity it shared office space with until October 1, 2007, an aggregate of $11 thousand and $18 thousand, respectively; and for the nine months ended September 30, 2008 and 2007, the Company reimbursed Clarus $29 thousand and $101 thousand, respectively, for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, the Company’s Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value (see Note 6). The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note. Because the convertible subordinated note was deemed to include a beneficial conversion feature, at the date of issuance the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of December 31, 2006, zero remains to be amortized of the note discount due to the beneficial conversion feature. Also in connection with this transaction, the Company entered into a Registration Rights Agreement, which requires the Company, upon request of the purchaser of the note or its assignee, to register under the Securities Act of 1933, as amended, the resale of the shares of common stock into which the note is convertible. As of September 30, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

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

As of September 30, 2008, the Company has interest rate swap contracts that are required to be measured at fair value on a recurring basis.

The inputs utilized to determine the fair values of these contracts are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, and spot rates. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	9/30/2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate derivatives	$209	$—	$209	$—
Total liabilities measured at fair value	$209	$—	$209	$—

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to secure necessary financing, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries, changes in our relationship with our unionized employees, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, decline in the business of our customers, reductions to our deferred tax assets or recognition of such assets and our ability to fully use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 and described below. The Company cannot guarantee its future performance. We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in the Company’s future profitability. Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Our subsidiary, Concord Steel, has been engaged in negotiations to replace our collective bargaining agreement covering approximately 100 employees at its Warren, Ohio facility which initially expired on August 31, 2008. On November 1, 2008, Concord Steel, in order to protect its business and facility, determined to temporarily not have the Warren, Ohio employees return to work until the contract and security issues are appropriately resolved. As previously disclosed, a work stoppage or any strike or slowdown could significantly disrupt our operations at our Warren, Ohio facility and materially adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance that Concord Steel will be able to negotiate a new collective bargaining agreement on terms satisfactory to it.

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

Consolidated Operating Results for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

REVENUES

Revenue increased $13.3 million or 47.2% to $41.5 million for the three months ended September 30, 2008, as compared to $28.2 million for the three months ended September 30, 2007. The increase of $13.3 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, price increases to customers, and an increase in average scrap selling prices.

GROSS MARGIN

Gross margin was $9.1 million or 21.9% of sales for the three months ended September 30, 2008, as compared to $5.1 million or 18.1% of sales for the three months ended September 30, 2007. The 21.0% increase in gross margin percentage was due to favorable product mix, lower scrap material rates, higher scrap sales price, higher sales volume and price increases to customers, partially offset by higher cost of raw material, and an increase in direct labor cost associated with the ramp up of our Essington, Pennsylvania manufacturing facility.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2008 increased $0.2 million or 5.9% to $3.6 million as compared to $3.4 million for the three months ended September 30, 2007.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended September 30, 2008, sales and marketing expenses increased $0.1 million or 25.0% to $0.5 million as compared to $0.4 million for the three months ended September 30, 2007. The increase was primarily due to increased freight costs of $0.1 million.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting, other professional fees and public reporting expenses. For the three months ended September 30, 2008, general and administrative expenses was $2.9 million as compared to $2.9 million for the three months ended September 30, 2007. Stock-based compensation expense decreased by $0.5 million as a result of a stock option modifications made in the fourth quarter of 2007, offset by an increase in employee-related expenses of $0.2 million due to the transition of temporary employees to full-time and an increase in incentive-based compensation, transaction costs of $0.1 million, depreciation expense of $0.1 million related to capital expenditures associated with the establishment of the Company’s corporate office, and an increase in professional fees of $0.1 million.

Related party stock compensation. For the three months ended September 30, 2008, the Company had related party stock compensation expense of $0.3 million associated with the Consulting Agreement with Kanders & Company as compared to $0.1 million for the three months ended September 30, 2007. The increase of $0.2 million is the result of increased revenues for the quarter. (See Note 13 to the consolidated financial statements.)

Interest expense. Interest expense was $0.2 million for the three months ended September 30, 2008, compared to interest expense of $0.7 million for the three months ended September 30, 2007. Interest expense was down for the quarter due to the reduction in our outstanding debt balance. (See Note 6 to the financial statements.)

PROVISION FOR INCOME TAXES

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $110.8 million and research and development credit carry-forwards of $0.2 million at September 30, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

During the second quarter of 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a discrete item in the quarter via a credit to income tax expense. During the third quarter of 2008 the Company released an additional amount to income tax expense. The reversal of the valuation allowance resulted in the recognition of $0.9 million and $32.3 million of income tax benefits in the three and nine months ended September 30, 2008, respectively. The Company has remaining $0.9 million valuation allowance as of September 30, 2008 and anticipates releasing the remaining allowance in the fourth quarter of 2008.

Deferred tax assets were $39.1 million at September 30, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $0.9 and $35.4 million, respectively.

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

The Company has an effective tax rate of 16.0% for the three months ended September 30, 2008 which consists of the release of a portion of the deferred tax asset valuation allowance, offset by a federal alternative minimum tax, state tax and deferred federal income tax due to the utilization of a portion of the Company’s net operating loss carry-forward. For the three months end September 30, 2007, the Company had an effective tax rate of 35.1%.

Consolidated Operating Results for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

REVENUES

Revenue increased $31.9 million or 37.8% to $116.3 million for the nine months ended September 30, 2008, as compared to $84.4 million for the nine months ended September 30, 2007. The increase of $31.9 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers, as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, price increases to customers, and an increase in average scrap selling prices.

GROSS MARGIN

Gross margin was $25.7 million or 22.1% of sales for the nine months ended September 30, 2008, as compared to $14.8 million or 17.5% of sales for the nine months ended September 30, 2007. The 26.3% increase in gross margin percentage was due to favorable product mix, lower scrap material rates, higher sales volume and price increases, partially offset by higher cost of raw material, and an increase in direct labor cost associated with the ramp up of our Essington, Pennsylvania manufacturing facility.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008, increased $2.1 million or 22.1% to $11.6 million as compared to $9.5 million for the nine months ended September 30, 2007.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the nine months ended September 30, 2008, sales and marketing expenses increased $0.5 million or 50.0% to $1.5 million as compared to $1.0 million for the nine months ended September 30, 2007. The increase was primarily due to increased freight cost of $0.2 million, increased travel expenses of $0.2 million and employee related costs of $0.1 million.

General and administrative. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the nine months ended September 30, 2008, general and administrative expenses was $9.5 million as compared to $8.0 million for the nine months ended September 30, 2007. Stock-based compensation expense decreased by $1.4 million as a result of a stock option modifications made in the fourth quarter of 2007, offset by an increase in employee related expenses of $0.8 million due to the transition of temporary employees to full-time and an increase in incentive-based compensation, legal fees of $0.5 million, transaction costs of $0.6 million, depreciation expense of $0.3 million related to capital expenditures associated with the establishment of the Company’s corporate office, leasing expense of $0.1 million for the corporate office, and an increase in utilities and other overhead expenses of $0.6 million.

Related party stock compensation. For the nine months ended September 30, 2008, the Company had related party stock compensation expense of $0.7 million associated with the Consulting Agreement with Kanders & Company as compared to $0.4 million for the nine months ended September 30, 2007. The increase of $0.3 million is the result of increased revenues for the period. (See Note 13 to the consolidated financial statements.)

Interest expense. Interest expense was $1.5 million for the nine months ended September 30, 2008 compared to interest expense of $1.9 million for the nine months ended September 30, 2007. The primary reason for the decrease in interest expense is due to the overall reduction in the company’s revolving credit facility and term loan, the mark to market adjustment of $0.2 million on interest rate swap agreements, offset by higher temporary interest rates associated with the second amendment to the credit facility. (See Note 6 to the consolidated financial statements.)

PROVISION FOR INCOME TAXES

The Company has an effective tax rate benefit of 235.3% for the nine months ended September 30, 2008. The effective tax rate benefit consists primarily of the reversal of a significant portion of the deferred tax asset valuation allowance, offset by federal alternative minimum tax, state tax and deferred federal income tax due to the utilization of a portion of the Company’s net operating loss carry-forward. For the nine months ended September 30, 2007, the Company had an effective tax rate of 19.2%. See Note 9 for further discussion of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) dated October 3, 2006 with LaSalle Bank National Association, which was acquired by Bank of America on October 1, 2007, as administrative agent (the “Agent”) and the lenders party thereto.

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

At September 30, 2008 and December 31, 2007, the outstanding balance from the revolving credit facility was $3.8 million and $5.3 million, respectively. At September 30, 2008, the Company had $4.6 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at September 30, 2008 and December 31, 2007 was $20.0 million and $23.0 million, respectively. At September 30, 2008 and December 31, 2007, the Company had $4.0 million, respectively, classified as current and $16.0 million and $19.0 million, respectively classified as long-term. During the three month and nine month periods ended September 30, 2008, the Company was in compliance with all financial covenants under the bank credit facilities. The Company’s future compliance with its financial covenants under the bank credit facilities will depend on its ability to generate earnings and manage its assets effectively. The bank credit facilities also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At September 30, 2008 and December 31, 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 4.99% and 7.24%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that currently has approximately $10.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

Market volatility in LIBOR has recently exposed the Company to higher pricing for outstanding borrowings provided under the Credit Agreement. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of our filing date, however, there can be no assurance that one or more financial institutions may not cease to be able to fulfill their funding obligations.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $0.45 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date. Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt. Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014. Because the convertible subordinated note was deemed to include a beneficial conversion feature at the date of issue the Company allocated $0.1 million to the beneficial conversion feature and amortized the beneficial conversion feature over one year (the period after which the note is convertible). As of September 30, 2008 and December 31, 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $4.5 million for the nine months ended September 30, 2008, reflecting net income of $42.5 million, depreciation and amortization of $1.7 million, non-cash deferred stock-based compensation expenses of $0.6 million, provision for doubtful accounts of $0.3 million offset by the impact of the change in deferred tax assets of $31.1 million and the changes in working capital of $9.5 million. The change in working capital is primarily due to the timing of price increases to customers, tight credit markets experienced by our vendors and the timing difference between increased revenues generated and cash collections. Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2007, reflecting net income of $2.7 million, depreciation and amortization of $1.2 million, non-cash deferred stock-based compensation expenses of $2.0 million offset by the impact of changes in working capital of $5.3 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections.

Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2008, primarily resulting from implementation of Concord’s new information technology platform and the purchase of machinery and equipment. Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2007, primarily resulting from the purchase of machinery and equipment and the ramp-up of Essington, PA.

Financing Activities

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2008. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $1.5 million which was used for working capital expansion and capital expenditures, offset by cash used to paydown a portion of the Company’s line of credit facility in the amount of $3.0 million and to paydown long-term debt in the amount of $3.0 million. Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2007. The net cash provided by financing activities was primarily from an increase in the Company’s line of credit facility of $3.5 million which was used for working capital expansion and capital expenditures, offset by cash used to paydown long-term debt in the amount of $3.0 million.

We believe that the Company’s Revolving Facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months. However, the various sectors of the credit markets and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. If the Company has a need for funding, we believe our liquidity requirements can be satisfied by drawing upon our contractually committed credit facility, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of our filing date, however, there can be no assurance that one or more financial institutions may not cease to be able to fulfill their funding obligations.

Recent distress in the financial markets has had an adverse impact on financial market activities including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The Company has assessed the implication of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the nine months ended September 30, 2008.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $0.3 million for the remainder of fiscal 2008. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility.

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows. The Company is currently assessing the impact of fully adopting SFAS 157 on its future disclosure for nonfinancial assets and liabilities, with no impact on its consolidated financial position and resulting operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS No. 141R will only be applicable to future business combinations, it will not have a significant effect on the Company’s financial statements prior to such an acquisition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through September 30, 2008, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. Accordingly, we do not consider our exposure to foreign currency exchange rate changes arising from revenues being denominated in foreign currencies to be significant.

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities under our Credit Agreement. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable LIBOR, plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At September 30, 2008, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 4.99%.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the United States prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement that has approximately $10.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%. At September 30, 2008, the net benefit of $0.2 million on the interest rate swap is reported in the statement of operations as a reduction of interest expense.

Market volatility in LIBOR has recently exposed the Company to higher pricing for outstanding borrowings provided under the Credit Agreement. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of our filing date, however, there can be no assurance that one or more financial institutions may not cease to be able to fulfill their funding obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes to the legal proceedings described in the Company’s Annual Report Form 10-K for the year ended December 31, 2008.

Public Offering Securities Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company; FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering; several other underwriters who participated in the initial public offering; Steven J. Snyder, the Company’s then president and chief executive officer; and Thomas M. Donnelly, the Company’s then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and was assigned to the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.  The action against the Company was coordinated with the other substantially similar class actions as In re Initial Public Offering Securities Litigation, 21 MC (SAS) (the “Coordinated Class Actions”).

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008 and a decision from the Court is expected in the first quarter of next year.

Terrence P. Meehan v. Concord Steel, Inc.

On May 30, 2008, the former General Manger at the Company’s Essington, PA facility commenced a lawsuit against Concord in the United States District Court for the Eastern District of Pennsylvania. In his complaint, Plaintiff Terrence Meehan alleges that he was wrongfully terminated by Concord in violation of Pennsylvania public policy and seeks compensatory damages in excess of $150,000, punitive damages, interest and cost of suit. Defense of the suit has been assumed by Concord's employment practices liability carrier and the action is being defended vigorously. On August 12, 2008, the District Court denied Concord’s motion to dismiss the complaint for legal insufficiency. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company’s financial position, results of operation or cash flows.

John F. Steward v. Concord Steel, Inc.

Former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is resisting the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” In June 2008, Concord served CRC with a claim notification under the Asset Purchase Agreement between CRC, Net Perceptions, Inc and SIG Acquisition Corp. dated September 22, 2006, in order to obtain indemnification and defense of the case and to reserve its rights in this matter. On August 18, 2008, the Plaintiff served its amended complaint to add as named as defendants in addition to Concord, the original named defendant, each of Concord, SIG Acquisition Corp., and CRC. CRC subsequently asserted cross claims against Concord which we intend to defend vigorously. Discovery on this matter is continuing and the Court has set January 12, 2009 as a trial date.

The Company believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Except as discussed above, there are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s filings with the Securities and Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities.

On September 11, 2008, the Company issued 230,790 shares of common stock to Kanders & Company in exchange for services provided pursuant to the Consulting Agreement by and between the Company and Kanders & Company dated September 22, 2006. The issuance did not involve any public offering, general advertising or solicitation. Such shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated under the Securities Act. In connection with the issuance, Kanders & Company represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and the share certificates representing such shares will bear appropriate legends to that effect. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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

Stamford Industrial Group, Inc.

Date: November 10, 2008	By:	/s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr.
President and Chief Executive Officer

By:	/s/ Jonathan LaBarre
Jonathan LaBarre
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002