Form 10-K
period 2008-12-31
Stamford Industrial Group, Inc.
filed 2009-03-16
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-25781
________________

STAMFORD INDUSTRIAL GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)
________________

Delaware	41-1844584
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

One Landmark Square, Stamford, Connecticut	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 428-2200
(Registrant’s telephone number, including area code)
________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the last sale price of the Registrant’s Common Stock, par value $0.0001 per share, reported on the OTC Pink Sheets Electronic Quotation Service on June 30, 2008  was $53,225,106.

As of March 6, 2009, there were outstanding 8,408,787 shares of the Registrant’s Common Stock, $0.0001 par value.

DOCUMENT INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2008 fiscal year end are incorporated by reference into Part III of this report.

STAMFORD INDUSTRIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to secure necessary financing, our inability to continue to comply with the financial covenants under our credit agreement, our inability to obtain waivers and amendments to our credit agreement in the event of default, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries, changes in our relationship with our unionized employees, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, declines in the businesses of our customers, the loss of any of our major customers, reductions to our deferred tax assets or recognition of such assets and our ability to fully use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of this report and described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report.  The Company cannot guarantee its future performance.  We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in the Company’s future profitability.  Our failure to successfully implement our growth strategy and other factors could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

References in this report to “Stamford Industrial Group,” the “Company,” “we,” “our” and “us” refer to Stamford Industrial Group, Inc. and, if so indicated or the context requires, includes our wholly-owned subsidiary, Concord Steel, Inc. (which is referred to in this report as “Concord”).

PART I

ITEM 1.  BUSINESS

Overview

Stamford Industrial Group, through its wholly owned subsidiary Concord Steel, is a leading independent manufacturer of steel counterweights and structural weldments.  We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes.  The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

Stamford Industrial Group was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions.  In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation and ceased the marketing and development of its marketing solutions software business in 2004.  On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value.  As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord.  With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines.  The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. Our investment criteria generally includes companies having a transaction value of up to $100 million with annual levels of earnings before interest, taxes, depreciation and amortization in the range of $5-$15 million.

On February 20, 2009, the Company executed a one-for-five reverse stock split of the outstanding shares of common stock. As a result of the reverse stock split our common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “SIDG.PK”.  Except as otherwise noted herein, all common stock and per share information included in this Form 10-K, financial statements and related notes have been adjusted to give effect to this reverse stock split.

Industry Overview

Management believes that the North American counterweight and related steel weldments industry, including captive in-house and independent operations, is worth over $350 million.

We believe that growth of the construction equipment markets we target will be driven by demand for construction equipment and by government spending on infrastructure projects. We believe that more moderate construction spending levels will drive lower year over year demand for construction related equipment on which our counterweights are ultimately used.  However, it is anticipated that as the United States’ highways and infrastructures continue to grow older, local, state and federal municipalities will be required to increase spending on repairing, maintaining and rebuilding such highways and infrastructures.  The Company believes that U.S. federal government initiatives, such as the renewal of the six-year federal highway-funding plan and the anticipated 2009 federal stimulus package, continue to provide favorable conditions for highway and infrastructure construction spending. These federal programs are expected to increase spending in government related construction and infrastructure programs which may increase demand for construction related equipment, which could increase demand for our counterweight products.

We believe that growth of the elevator industry we target will be driven by ongoing demand for new and upgraded elevator projects.  Slowing growth in the elevator market is expected to result in flat or decreased growth in counterweights to that market which could reduce demand for our products.

Growth Strategy

Acquire Complementary Businesses.  We are working to build a diversified global industrial manufacturing company through acquisitions that complement and diversify our existing business. The Company also intends to continue its program of targeted acquisitions, subject to the availability of financing, to gain access to new sales channels, acquire new product lines, increase penetration of our existing markets, and gain entry into new market sectors.

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

Competitive Strengths

Cost Savings to Customers. Concord has built its core business around being able to demonstrate manufacturing cost savings to customers that currently manufacture their counterweights in-house or purchase from less competitive external suppliers.  In many cases, these manufacturers use less cost effective materials in their production than are used by Concord in the production of its counterweights.   Management believes that the cost savings alternatives offered by Concord have led to increased outsourcing of counterweights by customers that have traditionally manufactured their counterweights in-house.

Leadership Team.   Our leadership team has been involved in the acquisition and integration of a substantial number of companies. Our Non-Executive Chairman of the Board of Directors, Warren B. Kanders, has extensive experience building public companies through strategic acquisitions to enhance organic growth.  The Company’s Chief Executive Officer, Al Weggeman, has over 20 years of strategic and operational leadership experience in multinational industrial manufacturing companies, such as General Electric, Asea Brown Boveri Ltd., and Saint Gobain.  Our Chief Financial Officer, Jon LaBarre, has more than 14 years of diverse financial management and executive leadership experience in the manufacturing, aerospace, specialty manufacturing, construction equipment and professional services industries.

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

Products and Services

Concord primarily produces three styles of counterweights: profile cut, box enclosures, and stack and weld.  Profile cut is the most prevalent method whereby the plate is cut into a specified configuration, de-slagged and staged.  The counterweight can either be shipped in its original form or may require added processing (i.e. painting, drilling or shot blasting). Profile cut products are typically individual counterweights or weldment components that are integrated into aerial work platforms, material telehandlers, and elevator OEMs.  Box enclosures, mainly sold to crane OEMs, are fabricated and welded boxes filled with predetermined weights of material and closed with a welded lid. Stack and weld products involve various pieces and shapes welded together to create the fabricated end-product.  Stack and weld products are generally used in crane and heavy vehicle applications.

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

The following table shows Concord’s percentage of sales revenue by major product lines for 2008, 2007 and 2006:

	Percentage of Revenue

Product Line	2008	2007	2006
Profile Cut	55%	67%	69%
Box Enclosure	36	22	18
Stack and Weld	2	4	7
Other	7	7	6
Total	100%	100%	100%

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

Customers

In 2008, the Company’s top three customers represented approximately 64% of our net revenue while our top 10 customers represented approximately 91% of net revenue.  The loss of these customers, a significant reduction in purchase volume by these customers or the financial difficulty of such customers, for any reason, could significantly reduce our revenues which would have a materially adverse effect on our business, results of operations and financial condition. While past experience is not a guaranty of future results, Concord has maintained a consistent customer base, with the average customer relationship being approximately 10 years in duration for the top 10 customers and being approximately 15 years in duration for the top three customers.   Many of Concord’s end customers are dependent on construction spending and the capital expenditures of national and global equipment rental companies, who acquire fleets of construction equipment to either lease or rent to construction companies. The Company has continued its efforts to develop and enhance its sales and customer service relations personnel to grow and diversify its business through its sales and marketing group. In 2008, this group developed new customers within the oil and gas, scaffold and construction markets.

The North American equipment rental industry has been consolidating since the mid-1990s, resulting in a number of larger national and regional companies. The consolidation in the equipment rental industry has contributed to a significant reduction in the number of equipment manufacturers as the larger equipment rental companies have sought to reduce the number of suppliers from which they purchase equipment. Since 1997, the number of significant North American and European broad-line aerial work platform manufacturers and telehandler manufacturers has decreased. Given that our counterweight products are used on the manufacturers’ end-product, management believes that this consolidation has significantly contributed to its customer consolidation as well.  Concord’s customer base services a number of construction related end-markets, most of which are cyclical. See “Risk Factors - The loss of significant volume from key customers could adversely affect us” for more information.

The following table shows Concord’s percentage of sales revenue by class of customer for 2008, 2007 and 2006:

	Percentage of Revenue
Class of Customer	2008	2007	2006
Aerial Work Platforms (AWP)	33%	47%	47%
Cranes	36	22	19
Elevator	13	11	13
Other	18	20	21
Total	100%	100%	100%

Sales, Marketing and Distribution

The Company’s sales, marketing and distribution are managed by 5 sales representatives, which include technical personnel who are regionally and nationally based.  The Company’s sales representatives, who also develop advertising materials and schedule trade shows targeting industries serviced by Concord, have extensive knowledge of our product offerings and our customer base.  The Company manages its sales and marketing efforts in a unified effort and it plans to leverage relationships to increase sales and utilize resources most effectively to increase the opportunity and visibility of its product offerings.

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

Competition

The Company operates in the United States as a supplier of counterweights to multinational construction, maintenance, and industrial equipment OEMs. Its competitors are primarily domestic and range from mid-size steel processors to small single-product niche manufacturers. Within this market, the Company faces competition principally from two mid-size counterweight manufacturers, as well as numerous other smaller niche manufacturers of competitive products. Certain of our competitors in the markets we compete in may have more resources and experience than us which could have a material adverse effect on our ability to compete within the counterweight market.

Management believes that competition from Chinese and other foreign-based competitors is prevalent for our products sold within their local markets.  However, given the high costs associated with shipping counterweights, imports to the United States from these foreign-based manufacturers remains minimal.

As customers continually assess new materials and product designs and configurations, there is always a risk of counterweight products being developed by a lower cost domestic or overseas manufacturer.

Suppliers

In 2008, the Company purchased approximately 242 million pounds of materials from several suppliers, including steel mills located throughout the United States and Canada. The Company’s top 10 suppliers accounted for approximately 92% of 2008 purchase dollars. No supplier accounted for 30% or more of the 2008 purchase dollars. The Company’s primary raw material is secondary carbon steel plate.  Secondary material is a steel mill product that typically is either dimensionally or materially non-conforming so the mill cannot sell it to its customers that require certified production material.

The Company purchases the majority of its inventories at prevailing market prices from key suppliers with which it has had long-standing, established relationships. Due to the competitive nature of the steel business, metal prices may increase as a result of product demand, mill surcharges, supplier consolidation or other factors that in turn lead to supply constraints or longer mill lead times, Concord may not be able to pass its increased material costs fully to customers.  In recent years, there have been significant consolidations among suppliers of carbon steel. This trend may lead to disruptions in the Company’s ability to meet its material requirements. The Company anticipates it will be able to meet its material requirements because it believes it has good relationships with its suppliers and because it uses many suppliers, there is a substantial overlap of product offerings from these suppliers, and there are a number of other suppliers able to provide identical or similar materials. We cannot assure you that we will continue to maintain satisfactory terms with our suppliers. Our inability to maintain such terms, the loss of any of our key suppliers, or any other interruption or delay in the supply of our required materials, or our inability to obtain these materials at acceptable prices or within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders. See “Risk Factors – The costs of manufacturing our products and the ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies” for additional information.

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

Patents and Licenses

The Company does not own any United States or foreign patents or licenses that are material to its business. However, it does rely on certain data and processes, including trade secrets and know-how, and the success of our business depends, to some extent, on such information remaining confidential. Each of our executive officers is subject to a non-competition and confidentiality agreement that seeks to protect this information.  The Company protects its trade secrets by, among other things, entering into confidentiality agreements with key employees regarding such matters and implementing measures to restrict access to sensitive data. While the Company considers all of its intellectual property rights as a whole to be important, it does not consider any single right to be essential to its operations as a whole.

Employees

As of December 31, 2008, the Company employed approximately 367 people in the United States, of whom 27 were office employees and approximately 340 were plant employees. Approximately 30% of our plant employees are members of the United Steelworkers Union. In August 2008, the Company commenced negotiations to replace the collective bargaining agreement which initially expired on August 31, 2008, covering approximately 100 employees at our Warren, Ohio facility that are members of United Steelworkers Union (“Local 2243”). On November 1, 2008, Concord Steel, in order to protect its business and facility, determined to temporarily not have the Warren, Ohio employees return to work until the contract and security issues were appropriately resolved. On January 30, 2009, due to the current economic climate and business conditions, the Company elected to terminate the lockout and place employees who were locked out on November 1, 2008 on temporary layoff under the terms and conditions of the expired collective bargaining agreement. Although the Company and the Local 2243 continue to negotiate the terms of a new collective bargaining agreement, there can be no assurance that Concord Steel will be able to negotiate a new collective bargaining agreement on terms satisfactory to it.  See “Risk Factors - Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees” for additional information.

Seasonal Nature of Business

A portion of the Company’s customers experience seasonal slowdowns. The Company’s revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days, plant shutdowns and holiday or vacation closures for some customers. Consequently, the Company’s sales in the second and third quarters of the calendar year are usually higher than in the first and fourth quarters.

Available Information

Our Internet address is www.stamfordig.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘Investors’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

We have adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Complaint Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, and Corporate Governance Guidelines, all of which are available at our Internet website at the tab ‘‘Governance.’’ We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of Current Reports on Form 8-K with the Securities and Exchange Commission.

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

The executive officers of our Company as of March 16, 2009 are as follows:

Albert W. Weggeman, who is 45 years of age, joined Stamford Industrial Group in 2006. Mr. Weggeman has served as President and Chief Executive Officer since October 3, 2006. From 2005 until 2006, he served as President of Tyden Group, Inc. a global manufacturer of cargo security and product identification and traceability technology. From 2001 until 2005 Mr. Weggeman was Chief Operating Officer for Key Components, Inc. a company specializing in the design and manufacture of engineered components for a broad range of OEM applications and customers. From 1999 until 2001 Mr. Weggeman was President of a General Electric Company subsidiary focused on the manufacture and sale of outdoor electrical products. Mr. Weggeman also served in various leadership roles in M&A, Marketing, Operations and Strategic Planning functions for multinational manufacturing companies. Mr. Weggeman graduated with an Electrical Engineering degree from Northeastern University in 1988 and an MBA from Kellogg Graduate School of Management in Chicago in 1992. He is a graduate of General Electric Company’s Manufacturing Management Program.

Jonathan LaBarre, who is 39 years of age, joined Stamford Industrial Group in 2006. Mr. LaBarre has served as our Chief Financial Officer, Treasurer and Secretary since December 1, 2006. Prior to Stamford Industrial Group, he  served as a Senior Finance Manager and Global SOX Leader with Terex Corporation, a diversified global manufacturer, where he was responsible for corporate accounting, mergers and acquisitions due diligence and integration, financial planning, and internal compliance functions from February 2002 to November 2006. From April 1999 until January 2002, Mr. LaBarre held various management leadership positions in accounting and finance at Pratt & Whitney's International Product Center, an operating company of United Technologies Corporation and The Stanley Works. Before that, Mr. LaBarre served with the U.S. Army as a Medical Supply Logistics Non-Commissioned Officer, with eight years of procurement and management of medical supply warehouses located in Texas, South Korea, and the Middle East. He is a CPA and graduated with a B.S. in accounting from Central Connecticut State University in 1994 and an MBA from Western New England College in 2000.

Paul Vesey, who is 53 years of age, has served as the President of Concord since October 3, 2006 and previously served as Concord’s Vice President from 1991 to 2006.  Since 1980 Mr. Vesey has been employed by Concord in a variety of positions including Plant and General Manager with responsibilities that have included product development, sales and marketing.

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

RISKS RELATED TO OUR INDUSTRY

Our future operating results may be affected by fluctuations in raw material costs and steel prices or other factors beyond our control.

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

If for any reason our supply of carbon steel is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected.  Such interruptions might result from a number of factors including events such as a shortage of capacity in the supplier base or of the raw materials, energy or the inputs needed to make steel or other supplies, financial difficulties of suppliers, significant events affecting their facilities, significant weather events, or those factors listed under “Our future operating results may be affected by fluctuations in raw material costs and steel prices or other factors beyond our control.” Further, the number of suppliers has decreased in recent years due to industry consolidation and the financial difficulties of certain suppliers, and consolidation may continue. Accordingly, if there is a loss of any key supplier, or if delivery from a key supplier is disrupted, it may be more difficult to obtain an alternative supply than in the past which could have a material adverse effect on our business, results of operations and financial condition.

A continued downturn or weakness in the economy in general or in key industries, such as commercial, industrial or residential construction or government and municipal infrastructure projects, may adversely affect our customers, which may cause the demand for our products and services to decline and adversely affect our financial results.

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

In 2008, our three largest customers accounted for approximately 64% of our net revenue, with our top customer accounting for a significant portion of that number, and our ten largest customers accounted for approximately 91% of our net revenue. A significant loss of or decrease in business from one or more of our largest customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. Also, due to consolidation in the industries we serve, our gross sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Although we have long-established relationships with many of our customers, we do not have any long-term supply or binding contracts or guarantees of minimum purchases. Purchases by our customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, or delay purchases for a number of reasons beyond our control. The loss of our key customers, a significant reduction in purchase volume by these customers or the financial difficulty of such customers, for any reason, could significantly reduce our revenues which would have a material adverse effect on our business, results of operations and financial condition.

Our business could be harmed if we fail to maintain proper inventory levels and if we are not able to pass on increases in raw material costs to our customers.

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

Business disruptions, including increased costs for or interruptions in the supply of energy or raw materials, resulting from severe weather events such as hurricanes, floods, blizzards, from casualty events, such as fires or material equipment breakdown, from acts of terrorism, or from other events such as work stoppages or required maintenance shutdowns, can cause interruptions to our business as well as the operations of our customers and suppliers. Such interruptions can have an adverse effect on our operations and financial results.

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

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•	loss of key employees, customers or suppliers of acquired businesses;

•	diversion of management's time and attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	our ability to secure necessary financing;

•	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•	risks associated with entering markets in which we have limited or no experience;

•	risks associated with our ability to execute successful due diligence; and

•	assumption of contingent or undisclosed liabilities of acquisition targets.

The above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Our independent registered public accountants have expressed substantial doubt as to our ability to continue as a going concern.

As a result of the continuing global recession as well as distress in the financial and credit markets, our revenues and earnings are expected to decline throughout at least the remainder of 2009.  Consequently, the Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement at the end of the second quarter 2009, which if not amended, cured or waived, would result in a default and all amounts outstanding under the credit agreement to become due and payable.  We cannot assure you that in the event of default we would have sufficient funds to repay all of the outstanding amounts due and payable, which could result in the exercise by the lender under the credit agreement of all of its rights and remedies available to it, such as seizing any and all collateral pledged under the credit agreement which, would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.  As a result of the foregoing, our independent registered public accounting firm, PricewaterhouseCoopers LLP, indicated in their report on our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern.  See “Liquidity and Capital Resources” for additional information.

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results as well as our ability to effectively execute our acquisition strategy.

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

We have substantial intangibles on our balance sheet, and any impairment of our intangibles could adversely affect our results of operations and financial position.

At December 31, 2008, our total assets were approximately $94.0 million, of which approximately $19.5 million, or approximately 21%, consisted of identifiable intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of intangible assets may no longer be recoverable, in which case an impairment charge to earnings would be required.  Any such impairment charge could have a material effect on our results of operations and financial position.

As a result of an acquisition of a business or assets we may be required to subsequently take write-downs or write-offs,  similar to restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

The Company’s existing credit agreement contains financial and restrictive covenants that may limit its ability to operate its business and the Company believes it may be in violation of one or more of these covenants in the second quarter of 2009 which would cause all amounts under the credit agreement to become due and payable.

The agreements governing the Company’s credit agreement contain, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

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

In addition, the Company’s existing credit agreement contains other affirmative and negative covenants. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions as well as the demand for our products and services.

As a result of these covenants, the Company’s ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions or making acquisitions of a business as part of our acquisition strategy. The Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement in the second quarter of 2009 which would result in a default under its credit agreement, which if not amended, cured or waived would cause all amounts outstanding under our credit agreement to become immediately due and payable. We cannot assure you that in the event of default we would have sufficient funds to repay all of the outstanding amounts due and payable, which could result in the exercise by the lender under the credit agreement of all of its rights and remedies available to it, such as seizing any and all collateral pledged under the credit agreement which, would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations. See “Liquidity and Capital Resources” for additional information.

We may be unable to fully realize the benefits of our net operating loss ("NOL") and tax credit carryforwards.

NOL’s may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards, if fully utilized, could provide a benefit to us of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income.  If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in operating the Concord business, identifying additional suitable merger partners and/or acquisition candidates, and, once identified, successfully consummating a merger with and/or acquisition of these candidates.

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

As discussed above, the Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement in the second quarter of 2009, which would result in a default under its credit agreement, which if not amended, cured or waived would cause all amounts outstanding under our credit agreement to become immediately due and payable. We have commenced discussions with the lender under our credit agreement to seek an amendment of the credit agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our credit agreement and avoid a default.  If we are unsuccessful in obtaining an amendment to the credit agreement, the Company could be declared in default under the credit agreement requiring the recording of a full valuation allowance against the deferred tax asset, which would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.

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

Our business may be negatively affected by work stoppages, slowdowns or strikes by our employees.

We recently experienced a material labor disruption at our Warren, Ohio facility by employees who are members of the United Steelworkers Union. In order to protect its business and facility, the Company locked out the employees of the Warren, Ohio facility from November 1, 2008 until January 30, 2009, after which it placed employees on temporary layoff under the terms and conditions of the expired collective bargaining agreement. Although the Company and the Local 2243 continue to negotiate the terms of a new collective bargaining agreement, there can be no assurance that we will be able to negotiate a new collective bargaining agreement on terms satisfactory to the Company.  Although we do not expect further material work interruptions or increases in our costs during the course of the negotiations of a new collective bargaining agreement, any further material labor disruptions or significantly increased labor costs could have a materially adverse effect on our business and results of operations.

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time as well as costs of completing an acquisition. Any material weakness in the effectiveness of the Company's internal control over financial reporting could have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm audit the effectiveness of the Company’s internal control over financial reporting. An acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal controls of any such acquisition target to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. As of December 31, 2008, the Company did not maintain effective control over the valuation of inventory and cost of goods sold. Specifically, the Company did not have effective supervisory and review controls over the valuation of inventory including the average cost calculation and application of production variances in order to ensure accurate reporting and disclosure in its interim and annual financial statements. This control deficiency resulted in material audit adjustments to the fourth quarter 2008 financial statements.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is no longer listed on the NASDAQ Small Cap Market.

On September 3, 2004, our common stock was delisted from the NASDAQ Small Cap Market. The delisting followed a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "SIDG.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The following table lists the principal manufacturing and office facilities and the primary use of the property at each of the facilities:

Location	Approximate Square Footage	Owned/Leased	Use of Property
Corporate
Stamford, Connecticut (1)	5,750	Leased	Headquarters and administrative

Concord Steel
Warren, Ohio	133,000	Owned	Manufacturing and administrative
Warren, Ohio	5,150	Leased	Administrative
Chicago Heights, Illinois	187,000	Leased	Manufacturing
Essington, Pennsylvania	82,800	Leased	Manufacturing

(1) The Company’s lease provides that in the event of the termination of the lease of the 5,750 square feet of office space adjacent to the Company’s leased office space (the “Adjacent Lease”), the Company will be obligated to lease said premises at the same rate paid by the Company for its office space.  The tenant under the Adjacent Lease has recently filed for bankruptcy protection and the Trustee has rejected the Adjacent Lease. To date the landlord has not formally terminated the Adjacent Lease. The Company is currently working with the Landlord to either secure a new tenant for the adjacent space, or upon termination of the Adjacent Lease, for the Company to sublet the adjacent space.

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

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008 and the parties have submitted their post-trial briefs and a post-trial hearing is scheduled for April 2009.

Terrence P. Meehan v. Concord Steel, Inc.

On May 30, 2008, the former General Manger at the Company’s Essington, PA facility commenced a lawsuit against Concord in the United States District Court for the Eastern District of Pennsylvania. In his complaint, Plaintiff Terrence Meehan alleges that he was wrongfully terminated by Concord in violation of Pennsylvania public policy and seeked compensatory damages in excess of $150,000, punitive damages, interest and cost of suit. Defense of the suit was assumed by Concord's employment practices liability carrier and the action was settled on a no-admission basis by the Company during October 2008.

John F. Steward v. Concord Steel, Inc.

A Former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is vigorously defending the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” On August 18, 2008, the Plaintiff served its amended complaint to add as named defendants in addition to Concord, the original named defendant, each of Concord, SIG Acquisition Corp., and CRC. CRC subsequently asserted cross claims against Concord which we intend to defend vigorously and Concord has asserted cross claims against CRC.  Discovery on this matter is continuing and the Court has set July 13, 2009 as a trial date.

The Company believes that the outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Company's common stock is quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "SIDG.PK".

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the OTC Pink Sheets Electronic Quotation Service. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotes listed below  reflect the impact of the one-for-five reverse stock split of the Company’s common stock on February 20, 2009.

	Price Range of Common Stock
	High	Low
2009
First quarter (through March 06, 2009)	$3.75	$1.35

2008
First Quarter	$8.90	$4.60
Second Quarter	$8.55	$5.25
Third Quarter	$10.00	$5.60
Fourth Quarter	$7.25	$2.85

2007
First Quarter	$14.60	$9.60
Second Quarter	$14.90	$10.25
Third Quarter	$14.20	$8.00
Fourth Quarter	$10.25	$5.95

Recent Sales of Unregistered Securities

On September 11, 2008, the Company issued 46,158 shares of common stock to Kanders & Company in exchange for services provided pursuant to the Consulting Agreement by and between the Company and Kanders & Company dated September 22, 2006. The issuance did not involve any public offering, general advertising or solicitation. Such shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated under the Securities Act. In connection with the issuance, Kanders & Company represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and the share certificate representing such shares bears appropriate legends to that effect. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Recent Purchases Of Our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2008.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and the Russell 2000 Index for the period commencing on December 31, 2003 and ending December 31, 2008 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2003. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

The Company considered providing a comparison consisting of a group of peer companies in an industry or line-of business similar to ours, but could not reasonably identify a group of comparable peer companies that the Company believed would provide our stockholders with a meaningful comparison. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of five-year cumulative return among STMF, NASDAQ and Russell 2000 Composite Index

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Stamford Industrial Group	$100.00	$185.00	$155.00	$612.50	$312.50	$162.50

NASDAQ	$100.00	$108.59	$110.09	$120.56	$132.39	$78.72

Russell 2000	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68

Stockholders

On March 6, 2009, the last reported sales price for our common stock was $1.90 per share. As of March 6, 2009, there were 208 beneficial shareholders of record and 4,423 individual shareholders of record of our common stock.

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

Securities authorized for issuance under equity compensation plans

The following table sets forth certain information regarding our equity plans as of December 31, 2008 (see (3) below):

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(A))
Equity compensation plans approved by security holders (1)(2)	608,416	$6.19	1,728,763

Equity compensation plans not approved by security holders	—	$—	—

Total	608,416	$6.19	1,728,763

(1)
On June 21, 2007 the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).  Under the 2007 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 500,000 shares of the Company’s common stock. Additionally, no more than 500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan has a term of ten years expiring on June 21, 2017. As of December 31, 2007, the total number of awards granted under 2007 Plan were 0.6 million stock options which represented the replacement of awards granted to management under our prior equity compensation plans.

During the year ended December 31, 2008, the total number of awards granted under the 2007 Plan was 6,000 and represented the stock options granted to two of our non-employee directors to purchase 3,000 shares each of the Company’s common stock under the Company’s 2007 Stock Incentive Plan.

(2)
As a result of stockholder approval of the 2007 Stock Incentive Plan, the Company's 1999 Plan has been frozen and will remain in effect only to the extent of awards outstanding under the plan as of June 21, 2007. As of December 31, 2008, the total number of awards granted under 1999 Plan were 14,132.

(3)	All common share information included in the above table has been restated to reflect the Company’s one-for-five reverse stock split of its common stock which occurred on February 20, 2009.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In 2004, the Company ceased previous operations as a developer of marketing software solutions. On October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”). Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) from an accounting treatment perspective.   To assist in the understanding of the results of operations and balance sheet data of the Company, relevant prior year financial information regarding the Predecessor is, therefore, presented herein.

The statement of operations data for each of the years ended December 31, 2008, 2007, and 2006, and the balance sheet data at December 31, 2008 and 2007, are derived from the audited financial statements included elsewhere in this report.  The selected balance sheet data for 2006 was derived from the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 and are not included in this report. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data at December 31, 2005 and 2004 represents the pre-Concord operating results of Stamford Industrial Group, and are derived from audited financial statements not included in this report.  The data appearing in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein.

STAMFORD INDUSTRIAL GROUP, INC.
FIVE YEAR CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$142,914	$110,743	$24,078	$118	$927
Gross margin	$26,962	$17,817	$4,277	$118	$707
Operating expenses (1)	$14,470	$11,760	$11,576	$553	$2,671
Income (loss) from operations	$12,492	$6,057	$(7,299)	$(435)	$(1,964)
Other (expense) income, net	$(1,964)	$(2,822)	$(231)	$642	$1,903
(Benefit) provision for income taxes (2)	$(30,868)	$203	$223	$—	$—
Net income (loss)	$41,396	$3,032	$(7,753)	$207	$(61)
Basic net income/(loss) per share	$4.94	$0.36	$(1.19)	$0.04	$(0.01)
Shares used in basic calculation (3)	8,385	8,350	6,515	5,784	5,715
Diluted net income/(loss) per share	$4.31	$0.32	$(1.19)	$0.03	$(0.01)
Shares used in diluted calculation (3)	9,626	9,529	6,515	6,688	5,715
Cash distributions paid	$—	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$303	$1,236	$3,703	$203	$14,444
Marketable securities	$—	$—	$—	$14,659	$—
Working capital	$12,834	$6,713	$10,870	$14,631	$14,306
Total assets	$94,047	$61,937	$62,125	$15,195	$14,723
Long-term liabilities, net of current portion	$17,775	$22,422	$27,172	$2,533	$2,517
Total stockholders’ equity	$62,581	$19,646	$15,505	$12,308	$12,028

(1)
On September 30, 2006, the Company recorded a non-cash compensation expense of $7.5 million. The expense was for grants of restricted common stock to the Company’s board of directors and common stock to Kanders & Company. See Note 15 to the consolidated financial statements.

(2)
During the year ended December 31, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $35.2 million of income tax benefits during the year ended December 31, 2008. See note 10 to the consolidated financial statements.

(3)
All common share and per share information included in the above table have been restated to reflect the Company’s one-for-five reverse stock split of its common stock which occurred on February 20, 2009.

In the table below, we have provided selected historical financial data of the Predecessor to assist in the understanding of the results of operations and balance sheet data of the Company.  The Predecessor’s statement of operations data for each of the years in the periods ended December 31, 2005 and 2004, respectively and the balance sheet data at December 31, 2005 and 2004 are derived from audited financial statements not included in this report. The selected financial data as of October 3, 2006 and for the period January 1, 2006 through October 3, 2006 represents the pre-acquisition financial condition and operating results of the Predecessor in 2006.

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

Stamford Industrial Group, Inc. was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions.  In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation and ceased the marketing and development of its marketing solutions software business in 2004.  On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value.  As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord.  With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines.  The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. Our investment criteria generally includes companies having a transaction value up to $100 million and with annual levels of earnings before interest, taxes, depreciation and amortization in the range of $5-$15 million. Because the Company had no operations at the time of the Concord acquisition, the Concord business is considered to be a predecessor company (“Predecessor”) for accounting purposes. Accordingly, Stamford Industrial Group’s consolidated results for the year ended December 31, 2007 have been compared with the combined results of Stamford Industrial Group’s results for the year ended December 31, 2006 and the Predecessor’s results for the year ended December 31, 2006 and relevant and prior year financial information regarding the Predecessor is presented herein.

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

On February 20, 2009, the Company executed a one-for-five reverse stock split of the outstanding shares of common stock. As a result of the reverse stock split our common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “SIDG.PK”.  Except as otherwise noted herein, all common stock and per share information included in this Form 10-K, financial statements and related notes have been adjusted to give effect to this reverse stock split.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring liabilities, contingencies and litigation, as applicable. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories The Company’s inventories are stated at the lower of cost or market using the average cost method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

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

Litigation. The Company has not recorded an estimated liability related to the pending class action lawsuits and other legal proceedings in which it was named. For a discussion of this matter, see “Legal Proceedings,” in Part I, Item 3 of this report. Due to the uncertainties related to both the likelihood and the amount of any potential loss, no estimate was made of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability and make or revise its estimate(s) accordingly, which could materially impact its results of operations and financial position.

Income taxes. Deferred income taxes are provided on the asset and liability method, using presently enacted tax rates, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recognition of a valuation allowance for deferred tax assets requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred tax assets are considered critical due to the amount of deferred tax assets recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. We continually review the adequacy of a valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended, additions to the valuation allowance which could reduce the deferred tax assets could also be recorded.  Any such reduction could have a material adverse effect on the financial condition of the Company. If we undergo an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of taxable income that may be offset by our NOL generated prior to the ownership change and, accordingly, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders", within the meaning of the NOL carryforward limitations, whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.  The Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement in the second quarter of 2009, which would result in a default under its credit agreement, which if not amended, cured or waived would cause all amounts outstanding under our credit agreement to become immediately due and payable. We have commenced discussions with the lender under our credit agreement to seek an amendment of the credit agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our credit agreement and avoid a default.  If we are unsuccessful in obtaining an amendment to the credit agreement , the Company could be declared in default under the credit agreement requiring the recording of a full valuation allowance against the deferred tax asset, which would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.  See “Liquidity and Capital Resources” for additional information.

Net deferred tax assets were $39.7 million and $8.1 million at December 31, 2008 and 2007, respectively. In addition, we continually evaluate our contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).

Impairment of Long Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than their carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support the business. The Company uses data developed by its business management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company performed an evaluation of its long-lived assets as of December 31, 2008. The Company did not have any impairment for the years ended December 31, 2008, 2007 and 2006.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Operating Results for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

REVENUES

Revenue increased $32.2 million or 29.1% to $142.9 million for the year ended December 31, 2008, as compared to $110.7 million for the year ended December 31, 2007. The increase of $32.2 million is primarily due to higher sales volume resulting from increased demand for our products from existing customers as a result of increased spending in commercial and industrial construction, and infrastructure building end markets, price increases to customers, and an increase in average scrap selling prices.

GROSS MARGIN

Gross margin was $27.0 million or 18.9% of sales for the year ended December 31, 2008, as compared to $17.8 million or 16.1% of sales for the year ended December 31, 2007. The 17.4% increase in gross margin percentage was due to favorable product mix, lower scrap material rates, higher sales volume and price increases, partially offset by higher cost of raw material, and an increase in direct labor cost due to higher volume.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2008, increased $2.7 million or 22.9% to $14.5 million as compared to $11.8 million for the year ended December 31, 2007.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the year ended December 31, 2008, sales and marketing expenses increased $0.6 million or 46.2% to $1.9 million as compared to $1.3 million for the year ended December 31, 2007. The increase was primarily due to increased freight cost of $0.3 million, increased travel expenses of $0.2 million and employee related costs of $0.1 million.

General and administrative and related party cash fee. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the year ended December 31, 2008, general and administrative expenses and related party cash fee was $11.7 million as compared to $9.9 million for the year ended December 31, 2007. Stock-based compensation expense decreased by $1.2 million as a result of mark to market adjustment in the fourth quarter of 2008 and stock option modifications made in the fourth quarter of 2007, offset by an increase in employee related expenses of $1.1 million due to the transition of temporary employees to full-time and an increase in incentive-based compensation, legal fees of $0.8 million, transaction costs of $0.6 million, depreciation expense of $0.3 million related to capital expenditures associated with the establishment of the Company’s corporate office, leasing expense of $0.1 million for the corporate office, and an increase in utilities and other overhead expenses of $0.1 million.

Related party stock compensation. For the year ended December 31, 2008, the Company had related party stock compensation expense of $0.8 million associated with the consulting agreement with Kanders & Company as compared to $0.5 million for the year ended December 31, 2007. The increase of $0.3 million is the result of increased revenues for the period. (See Note 15 to the consolidated financial statements.)

Interest expense. Interest expense was $2.0 million for the year ended December 31, 2008 compared to interest expense of $2.7 million for the year ended December 31, 2007. The primary reason for the decrease in interest expense is due to the overall reduction in the Company’s revolving credit facility and term loan debt balances, partially offset by higher mark to market adjustments of $0.1 million on interest rate swap agreements and higher temporary interest rates associated with the second amendment to the credit facility. (See Note 7 to the consolidated financial statements.)

PROVISION FOR INCOME TAXES

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $112.9 million and research and development credit carry-forwards of $0.4 million at December 31, 2008. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

During the year ended December 31, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance via a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $35.2 million of net deferred income tax benefits for the year ended December 31, 2008.

Deferred tax assets were $39.7 million at December 31, 2008 and $8.1 million at December 31, 2007, respectively, net of a valuation allowance of $0.3 and $35.4 million, respectively.

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

The Company has an effective tax rate benefit of 293.2% for the year ended December 31, 2008 which consists of the significant release of the deferred tax asset valuation allowance, partially offset by state taxes. The Company has an effective tax rate of 6.3% for the year ended December 31, 2007 which consists of state taxes.

Operating Results for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

For the purpose of management’s discussion and analysis of financial condition and results of operations, we have compared the Company’s consolidated results of operations for the year ended December 31, 2007 to the Company’s results of operations for the year ended December 31, 2006 combined with that of the Predecessor for the period January 1, 2006 to October 3, 2006 (“Combined”). Management believes that this provides the most meaningful analysis of the Company’s results for the year ended December 31, 2007. No pro forma adjustments have been included in the table below (amounts shown in thousands). Our future operating results may change materially from the historical results of operations reflected in the Company’s and the Predecessor’s historical financial statements.

	Stamford Industrial Group Year Ended December 31, 2007	Stamford Industrial Group Year Ended December 31, 2006	Predecessor Company January 1, 2006 to October 3, 2006	Combined Total Year Ended December 31, 2006	Variance (1)

Revenues	$110,743	$24,078	$61,625	$85,703	$25,040
Cost of revenues	92,926	19,801	48,351	68,152	24,774
Gross margin	17,817	4,277	13,274	17,551	266
Operating expenses:
Sales and marketing	1,315	322	912	1,234	81
General and administrative	9,438	3,491	1,597	5,088	4,350
Related party cash fee	500	125	—	125	375
Related party stock compensation	507	7,638	—	7,638	(7,131)
Total operating expenses	11,760	11,576	2,509	14,085	(2,325)

Income (loss) from operations	6,057	(7,299)	10,765	3,466	2,591

Other (expense) income:
Interest income	6	566	—	566	(560)
Interest expense	(2,691)	(775)	(507)	(1,282)	(1,409)
Management and loan guaranty fees	—	—	(710)	(710)	710
Other (expense)	(137)	(22)	(2,826)	(2,848)	2,711
Total other (expense) income, net	(2,822)	(231)	(4,043)	(4,274)	1,452

Income (loss) before taxes	3,235	(7,530)	6,722	(808)	4,043

Provision for income taxes	203	223	211	434	(231)
Net income (loss)	$3,032	$(7,753)	$6,511	$(1,242)	$4,274

(1) Variance represents the difference between Combined Total and the Company at December 31, 2007 and has been presented to assist in evaluating our financial statements.

REVENUES

Revenues increased $25.0 million or 29.2% to $110.7 million for the year ended December 31, 2007 as compared to combined revenue of $85.7 million for the year ended December 31, 2006. The increase of $25.0 million was primarily due to price increases as a result of increased material costs and higher sales volume due to increased demand for our products from existing customers of approximately $21.5 million, as a result of increased spending in the commercial and industrial construction and infrastructure building end markets, the addition of several new customers within the aircraft ground equipment and construction  markets of $1.1 million and an increase in scrap metal sales of $2.4 million.

GROSS MARGIN

Gross margin was $17.8 million or 16.1% of sales for the year ended December 31, 2007 as compared to $17.6 million or 20.5% of sales for the Combined year ended December 31, 2006. The 21.4% decrease in margin percentage was primarily a result of significantly higher costs for raw material, a one time increase in scrap related to lean manufacturing initiatives, increase in manufacturing overhead costs associated with the ramp up of the Essington, Pennsylvania manufacturing facility, additional expenses related to repairs and maintenance and additional outside fabrication costs partially offset by sales volume and price increases.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2007 decreased $2.3 million or 16.3% to $11.8 million as compared to the Combined operating expenses of $14.1 million for the year ended December 31, 2006.

Sales and marketing. Sales and marketing expenses consisted primarily of salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the year ended December 31, 2007, sales and marketing expenses increased $0.1 million or 8.3% to $1.3 million as compared to $1.2 million for the Combined year ended December 31, 2006. The increase was primarily the result of increased revenues discussed above.

General and administrative and related party cash fee. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses and costs related to the transition of the Company in October 2006. For the year ended December 31, 2007, general and administrative expense and related cash fee increased $4.7 million or 90.4% to $9.9 million as compared to $5.2 million for the Combined year ended December 31, 2006. The increase was primarily the result of increases in deferred compensation expenses of $1.3 million, employee related expenses of $0.2 million, professional fees of $1.1 million, consulting expenses of $0.4 million which relate to the Kanders & Company consulting agreement fee (see Note 15 to the consolidated financial statements for further discussion), one time first year Sarbanes-Oxley implementation of $0.3 million, increase in amortization expense of $0.8 million related to intangible assets acquired as part of the Concord acquisition and other general expenses of $0.6 million.

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

Interest expense.   Interest expense was $2.7 million for the year ended December 31, 2007 as compared to Combined interest expense of $1.3 million for the year ended December 31, 2006. The expense was primarily from the issuance of long-term debt used to finance the purchase of Concord. The increase in interest expense was the result of debt outstanding for the full year ended December 31, 2007.

Other expense.  For the year ended December 31, 2007, the Company had other expense of $0.1 million compared to $2.8 million for the year ended December 31, 2006. The variance of $2.7 million was primarily related to transaction costs incurred by the Predecessor related to the sale of CRC.

PROVISION FOR INCOME TAXES

For federal income tax purposes, the Company had available federal net operating loss carryforwards of approximately $122.6 million and research and development credit carryforwards of approximately $0.2 million at December 31, 2007. The net operating loss and research and development credit carryforwards expire in 2011 through 2026 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial amount of these carryforwards. The recognition of a valuation allowance for deferred tax assets requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred tax assets are considered critical due to the amount of deferred tax assets recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. We continually review the adequacy of the valuation allowance and recognize these benefits only as our reassessment indicates that it is more likely than not that these benefits will be realized. Net deferred tax assets were $8.1 million at both December 31, 2007 and 2006, net of a valuation allowance of $35.4 million and $36.3 million, respectively. We continually evaluate our contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). The Company had an effective tax rate of 6.3% for 2007 and 3.0% for 2006 which consists of a federal alternative tax and state tax offset by a state tax credit. The Predecessor is treated as a partnership, which is not a taxpaying entity for federal income tax purposes. Therefore, no federal income tax expense has been recorded in the financial statements, as such income is taxed to the partners on their individual tax returns. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards and the maintenance of a deferred tax valuation allowance at consistent levels.

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

The following table sets forth quarterly unaudited financial data for 2008 and 2007 for Stamford Industrial Group. In the opinion of management, this unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. The information appearing below is not indicative of the results that may be expected for any subsequent period.

	STAMFORD INDUSTRIAL GROUP, INC. THREE MONTHS ENDED

	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Amounts in thousands, except per share amounts)
	(Unaudited)
Results of Operations:
Revenues	$26,572	$41,484	$42,181	$32,677	$26,361	$28,197	$28,281	$27,904
Cost of revenues	25,358	32,366	31,116	27,112	23,386	23,102	23,872	22,566
Gross margin	1,214	9,118	11,065	5,565	2,975	5,095	4,409	5,338
Gross margin percentage	4.6%	22.0%	26.2%	17.0%	11.3%	18.1%	15.6%	19.1%
Operating expenses:
Sales and marketing	481	517	528	415	272	368	303	372
General and administrative	2,246	2,856	3,895	2,703	1,910	2,933	2,367	2,728
Related party stock compensation	116	262	274	177	113	132	133	129
Total operating expenses	2,843	3,635	4,697	3,295	2,295	3,433	2,803	3,229
(Loss) income from operations	(1,629)	5,483	6,368	2,270	680	1,662	1,606	2,109
Interest income	—	—	—	1	—	—	—	6
Interest expense	(493)	(198)	(504)	(790)	(756)	(720)	(544)	(671)
Other (expense) income, net	(28)	5	16	27	2	—	(17)	(122)
(Loss) income before income taxes	(2,150)	5,290	5,880	1,508	(74)	942	1,045	1,322
(Benefit) provision for income taxes (1)	(1,040)	845	(30,762)	89	(433)	331	(265)	570
Net (loss) income	$(1,110)	$4,445	$36,642	$1,419	$359	$611	$1,310	$752

Basic net (loss)/income per share	$(0.13)	$0.53	$4.38	$0.17	$0.04	$0.07	$0.16	$0.09
Shares used in basic calculation	8,420	8,381	8,371	8,367	8,360	8,343	8,335	8,335
Diluted net (loss)/income per share	$(0.13)	$0.46	$3.81	$0.15	$0.04	$0.06	$0.13	$0.08
Shares used in diluted calculation	8,420	9,720	9,616	9,566	9,532	9,765	9,913	9,911

(1)
During the year ended December 31, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $35.2 million of income tax benefits during the year ended December 31, 2008. See note 10 to the consolidated financial statements.

(2)	All common share and per share information included in the above table have been restated to reflect the Company’s one-for-five reverse stock split which occurred on February 20, 2009.

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

At December 31, 2008 and 2007, the outstanding balance from the Revolving Facility amounted to $0.3 and $5.3 million, respectively. At December 31, 2008, the Company had $8.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at December 31, 2008 and December 31, 2007 was $19.0 million and $23.0 million, respectively. At December 31, 2008 and December 31, 2007, the Company had $4.0 million and $4.0 million, respectively, classified as the current portion of long-term debt and $15.0 million and $19.0 million, respectively, classified as long-term. During the year ended December 31, 2008, the Company was in compliance with all of our financial covenants under the bank credit facilities. These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 2.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.35 to 1.00 for the period of four consecutive fiscal quarters ending on December 31, 2008 and a consolidated fixed charge coverage ratio of not less than 1.50 to 1.00 for the period of four consecutive fiscal quarters ending on or after March 31, 2009. As of December 31, 2008 our consolidated leverage ratio was 1.22 and our fixed charge coverage ratio was 2.50. Our future compliance with our financial covenants under the bank credit facilities will depend on our ability to generate earnings and manage our assets effectively. Our bank credit facilities also have various non-financial covenants, requiring us to refrain from taking certain actions and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis. Our failure to comply with these financial covenants could result in a default which if not cured or waived could cause all amounts outstanding under our bank credit facilities to become immediately due and payable.

A continuing recession which started in the U.S. and is spreading across the globe, as well as the distress in the financial and credit markets, has resulted in declining revenues and earnings in our business, and has put additional pressure on our ability to remain in compliance with the financial covenant ratios contained in our Credit Agreement. These downward trends in our revenues and earnings are expected to continue to adversely affect our financial results causing us to lower our expectations for at least the remainder of 2009.

Consequently, the Company believes it may be in violation of one or more of the financial covenants under its Credit Agreement at the end of the second quarter of fiscal 2009, which would result in a default under its Credit Agreement, which if not amended, cured or waived would cause all amounts outstanding under our Credit Agreement to become immediately due and payable.  In the event of a default, we cannot assure you that we would have sufficient funds to repay all of the outstanding amounts, which could result in the exercise by the Agent of all of its rights and remedies available to it, such as seizing any and all collateral pledged under the Credit Agreement which would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.  We have commenced discussions with the Agent under our Credit Agreement to seek an amendment of the Credit Agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our Credit Agreement and avoid a default.  The Company expects to incur upfront fees and higher interest costs as a result of any such amendment. An amendment could also involve other changes to the Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2008 and 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 3.79% and 7.24%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement with a notional amount of approximately $10.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

Market volatility in LIBOR has recently exposed the Company to fluctuations in decreased interest rates on outstanding borrowings provided under the Credit Agreement. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of the date of this filing, however, there can be no assurance that one or more financial institutions will be able to fulfill their funding obligations.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014. As of December 31, 2008 and 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $8.7 million for the year ended December 31, 2008, reflecting net income of $41.4 million, depreciation and amortization of $2.3 million, non-cash stock-based compensation expense of $0.4 million, provision for doubtful accounts of $0.3 million, non-cash related party stock compensation of $0.8 million offset by the impact of the change in deferred tax assets of $31.7 million and the changes in working capital of $4.8 million. The change in working capital is primarily due to the timing of price increases to customers, tight credit markets experienced by our vendors and the timing difference between increased revenues generated and cash collections. Net cash provided by operating activities was $5.9 million for the year ended December 31, 2007, reflecting net income of $3.0 million, depreciation and amortization of $1.8 million, non-cash stock-based compensation expense of $1.7 million offset by the impact of changes in working capital of $1.1 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections in 2007 versus 2006, in addition to one time finders fees of $1.0 million related to the acquisition of Concord in 2006. Net cash provided by operating activities was $1.1 million for the year ended December 31, 2006, reflecting the net loss of $7.8 million, which includes non-cash related party stock compensation expenses of $7.5 million.

Investing Activities

Net cash used in investing activities was $0.7 million for the year ended December 31, 2008, primarily resulting from implementation of Concord’s new information technology platform and the purchase of machinery and equipment. Net cash used in investing activities was $5.4 million for the year ended December 31, 2007, primarily resulting from the purchase of machinery and equipment and leasehold improvements. Net cash used in investing activities was $31.3 million for the year ended December 31, 2006. Cash paid for acquisitions and related costs were $45.3 million partially offset by $14.7 million of proceeds from the sale of marketable securities used to purchase Concord. Capital expenditures were $0.6 million.

Financing Activities

Net cash used in financing activities was $9.0 million for the year ended December 31, 2008. The net cash used in financing activities resulted from an increase in the Company’s line of credit facility of $1.5 million which was used for working capital expansion and capital expenditures, offset by cash used to pay down a portion of the Company’s line of credit facility in the amount of $6.5 million and to pay down long-term debt in the amount of $4.0 million. Net cash used in financing activities was $3.0 million for the year ended December 31, 2007. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $2.0 million which was used for working capital expansion and capital expenditures, offset by cash used to pay down long-term debt in the amount of $5.0 million. Net cash provided by financing activities was $33.7 million for the year ended December 31, 2006. The net proceeds were from the issuance of long-term debt of $28.0 million, $3.3 million of borrowings under the short-term revolving facility as a result of the acquisition of Concord Steel, $3.0 million investment from CRC Acquisition Co. LLC offset by debt issuance costs of $0.6 million.

We believe that the Company’s Revolving Facility and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months. However, the various sectors of the credit markets and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. If the Company has a need for funding, we believe our liquidity requirements can be satisfied by drawing upon our contractually committed Credit Agreement, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Risk Factors - The Company’s existing credit facility contains financial and restrictive covenants that may limit its ability to operate its business and the Company believes it may be in violation of one or more of these covenants in the second quarter of 2009 which would cause all amounts under the credit facility to become due and payable” for more information.

Recent distress in the financial markets has had an adverse impact on financial market activities including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The Company has assessed the implication of these factors on our current business and determined that there has not been a significant impact on our financial position, results of operations or liquidity during the year ended December 31, 2008. However, there can be no assurance that as a result of these conditions there will not be an impact on our future financial position, results of operations or liquidity. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of the date of this filing; however, there can be no assurance that one or more financial institutions will be able to fulfill their funding obligations.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of approximately $0.7 million for fiscal 2009. The Company expects capital expenditures will be funded from cash generated by operations. The primary driver of capital expenditures in 2009 is related to the purchase of machinery and equipment.

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

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More Than 5 years

Long-term debt and notes payable	$21,819	$4,286	$15,000	$—	$2,533
Estimated interest on long-term debt (1) (2)	1,662	723	821	102	16
Non-cancelable operating leases (3)	7,917	1,245	2,479	1,985	2,208
Total	$31,398	$6,254	$18,300	$2,087	$4,757

(1)	Variable rates used were those in effect at December 31, 2008.
(2)	Interest payments related to our short-term debt are not included in the table as they do not represent a significant obligation as of December 31, 2008.
(3)
The Company’s lease provides that in the event of the termination of the lease of the 5,750 square feet of office space adjacent to the Company’s leased office space (the “Adjacent Lease”), the Company will be obligated to lease said premises at the same rate paid by the Company for its office space.  The tenant under the Adjacent Lease has recently filed for bankruptcy protection and the Trustee has rejected the Adjacent Lease. To date the landlord has not formally terminated the Adjacent Lease. The Company is currently working with the Landlord to either secure a new tenant for the adjacent space, or upon termination of the Adjacent Lease, for the Company to sublet the adjacent space.

The Company does not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not engage in the trading of energy, weather or other commodity-based contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is prohibited.  We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate any material impact on its future disclosures from the adoption of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations (“SFAS 141”).” SFAS 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS 141R will only be applicable to future business combinations and will not have a significant effect on the Company’s financial statements prior to such an acquisition.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on the Company's financial position, results of operations and cash flows. The Company is currently assessing the impact of fully adopting SFAS 157 on its future disclosures for nonfinancial assets and liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through December 31, 2008, the majority of our recognized revenues were denominated in United States dollars and were primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. Accordingly, we do not consider significant our exposure to foreign currency exchange rate changes arising from revenues or expenses being denominated in foreign currencies.

Interest Rate Risk

The Company’s primary exposure to market risk is interest rate risk associated with our senior credit facilities. The Company has a long-term credit facility that bears interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2008 and 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 3.79% and 7.24%, respectively.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the United States prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement with a notional amount of approximately $10.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%. At December 31, 2008, the net loss of $0.1 million on the interest rate swap is reported in the statement of operations as a component of interest expense.

ITEM 8. FINANCIAL STATEMENTS

STAMFORD INDUSTRIAL GROUP, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Stamford Industrial Group, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to failure to maintain effective supervisory and review controls over the valuation of inventory including the average cost calculation and application of production variances existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing on page 68 of this 2008 Annual Report on Form 10-K.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and Note 7 to the financial statements, the Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement in the second quarter of 2009, which would result in a default under its credit agreement, which if not amended, cured or waived would cause all amounts outstanding under the Company’s credit agreement to become immediately due and payable. As a result, a substantial doubt is raised about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2 and Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  We do not express an opinion or any other form of assurance on management's statement referring to Management's Remediation Initiatives.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc.

We have audited the accompanying consolidated balance sheet of Stamford Industrial Group, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule for the years ended December 31, 2007 and 2006 of Stamford Industrial Group, Inc. listed in Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stamford Industrial Group, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Stamford, CT
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Stamford Industrial Group, Inc.

We have audited the statements of operations and cash flows of CRC Acquisition Co., LLC (the “predecessor company”-see Note 1 to the consolidated financial statements) for the period from January 1, 2006 to October 3, 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CRC Acquisition Co., LLC for the period from January 1, 2006 to October 3, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Stamford, Connecticut
March 29, 2007

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$303	$1,236
Accounts receivable, net	9,806	8,341
Inventories	15,748	13,825
Deferred tax asset, net	519	2,684
Prepaid expenses and other current assets	149	496
Total current assets	26,525	26,582

Property, plant and equipment, net	8,160	8,608

Deferred financing costs, net	493	645
Intangible assets, net	19,476	20,524
Deferred tax asset, net	39,188	5,368
Other assets	205	210
Total assets	$94,047	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$286	$5,286
Current portion of long-term debt	4,000	4,000
Accounts payable	6,335	7,768
Accrued expenses and other liabilities	3,062	2,742
Income taxes payable	8	73
Total current liabilities	13,691	19,869

Long-term debt, less current portion	17,533	21,533
Other long-term liabilities	242	889
Total liabilities	31,466	42,291

Commitments and contingencies (Note 13)

Stockholders’ equity (Note 18):
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 8,420 and 8,360 shares issued and outstanding at December 31, 2008 and 2007, respectively	3	3
Additional paid-in capital	247,885	246,346
Accumulated deficit	(185,307)	(226,703)
Total stockholders’ equity	62,581	19,646
Total liabilities and stockholders’ equity	$94,047	$61,937

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended			Predecessor Company (1)
	December 31, 2008	December 31, 2007	December 31, 2006	January 1, 2006 to October 3, 2006

Revenues	$142,914	$110,743	$24,078	$61,625
Cost of revenues	115,952	92,926	19,801	48,351
Gross margin	26,962	17,817	4,277	13,274
Operating expenses:
Sales and marketing	1,941	1,315	322	912
General and administrative	11,200	9,438	3,491	1,597
Related party cash fee	500	500	125	—
Related party stock compensation	829	507	7,638	—
Total operating expenses	14,470	11,760	11,576	2,509

Income (loss) from operations	12,492	6,057	(7,299)	10,765

Other (expense) income:
Interest income	1	6	566	—
Interest expense	(1,985)	(2,691)	(775)	(507)
Management and loan guaranty fees	—	—	—	(710)
Other income (expense), net	20	(137)	(22)	(2,826)
Total other (expense), net	(1,964)	(2,822)	(231)	(4,043)

Income (loss) before taxes	10,528	3,235	(7,530)	6,722

(Benefit) provision for income taxes	(30,868)	203	223	211
Net income (loss)	$41,396	$3,032	$(7,753)	$6,511

Basic net income (loss) per share	$4.94	$0.36	$(1.19)
Shares used in basic calculation (Note 18)	8,385	8,350	6,515

Diluted net income (loss) per share	$4.31	$0.32	$(1.19)
Shares used in diluted calculation (Note 18)	9,626	9,529	6,515

(1)  Because the Company had no operations at the time of the Concord Steel acquisition (see Note 1 and 17), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

				Accumulated
	Common Stock		Additional	Other	Unearned		Total
	(see Note 18)		Paid-in	Comprehensive	Stock	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Equity	Income (Loss)

Balance, December 31, 2005	5,870	$2	$234,400	$(4)	$(108)	$(221,982)	$12,308	$203
Exercise of stock options	20	—	74	—	—	—	74
Restricted stock grant and related compensation	85	—	399	—	108	—	507
Registered stock issued to CRC	705	—	3,000	—		—	3,000
Unregistered stock issued	1,655	1	7,364	—	—	—	7,365
Change in unrealized loss on available-for-sale securities	—	—	—	4	—	—	4	$4
Net loss	—	—	—	—	—	(7,753)	(7,753)	(7,753)
Balance, December 31, 2006	8,335	$3	$245,237	$—	$—	$(229,735)	$15,505	$(7,749)
Exercise of stock options	17	—	47	—	—	—	47
Stock based compensation	—	—	1,264	—	—	—	1,264
Reclassification of paid-in capital to long-term liability	—	—	(298)	—	—	—	(298)
Related party stock compensation	8	—	96	—	—	—	96
Net income	—	—	—	—	—	3,032	3,032	$3,032
Balance, December 31, 2007	8,360	$3	$246,346	$—	$—	$(226,703)	$19,646	$3,032
Restricted stock grant	14	—	44	—	—	—	44
Stock based compensation	—	—	404	—	—	—	404
Reclassification of paid-in capital from long-term liability	—	—	584	—	—	—	584
Related party stock compensation	46	—	507	—	—	—	507
Net income	—	—	—	—	—	41,396	41,396	$41,396
Balance, December 31, 2008	8,420	$3	$247,885	$—	$—	$(185,307)	$62,581	$41,396

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended			Predecessor Company (1)
	December 31, 2008	December 31, 2007	December 31, 2006	January 1, 2006 to October 3, 2006
Cash flows from operating activities:
Net income (loss)	$41,396	$3,032	$(7,753)	$6,511
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	256	2	—	13
Depreciation	1,082	586	71	414
Amortization of intangible assets	1,048	1,048	261	3
Amortization of deferred financing costs	152	152	60	—
Deferred tax benefit	(31,656)	—	—	—
Stock-based compensation	448	1,665	330	—
Related party stock compensation	829	507	7,542	—
Loss on disposition of property, plant & equipment	29	—	—	—
Changes in assets and liabilities:
Accounts receivable	(1,721)	933	955	(5,930)
Inventories	(1,923)	269	(1,945)	312
Prepaid expenses and other current assets	347	65	(343)	122
Other assets	5	87	(172)	—
Accounts payable	(1,433)	(1,828)	2,846	3,408
Accrued expenses and other liabilities	(181)	(662)	(798)	51
Other liabilities	52	51	—	—
Net cash provided by operating activities	8,730	5,907	1,054	4,904

Cash flows from investing activities:
Acquisition of Concord Steel, net of cash acquired	—	—	(45,335)	—
Purchases of short-term investments and marketable securities	—	—	—	(3,312)
Sales and maturities of short-term investments and marketable securities	—	—	14,663	—
Capital expenditures for property and equipment	(663)	(5,421)	(624)	(570)
Net cash used in investing activities	(663)	(5,421)	(31,296)	(3,882)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,500	2,000	3,286	6,613
Payments on revolving credit facility	(6,500)	—	—	—
Proceeds from long-term debt	—	—	28,000	—
Debt issuance costs	—	—	(618)	—
Principal payments on long-term debt	(4,000)	(5,000)	—	(208)
Distributions to members	—	—	—	(8,430)
Proceeds from sale of common stock	—	—	3,000	—
Proceeds from exercise of stock options and warrants	—	47	74	—
Net cash (used in) provided by financing activities	(9,000)	(2,953)	33,742	(2,025)

Net (decrease) increase in cash and cash equivalents	(933)	(2,467)	3,500	(1,003)
Cash and cash equivalents at beginning of year	1,236	3,703	203	1,003
Cash and cash equivalents at end of year	$303	$1,236	$3,703	$—

Supplemental cash flow disclosure:

Interest paid	$1,763	$2,825	$73	$—
Taxes paid	$870	$306	$132	$—
(Decrease) increase in other long-term liabilities and (increase) decrease in paid-in capital (see Note 8)	$(584)	$298	$—	$—
Payment of Kanders & Company stock fee	$507	$96	$—	$—

(1)  Because the Company had no operations at the time of the Concord Steel acquisition (see Notes 1 and 17), Concord Steel is considered to be the “Predecessor” of the Company for accounting purposes and, therefore relevant prior year financial information regarding the Predecessor has been presented herein.

See accompanying notes to the consolidated financial statements

STAMFORD INDUSTRIAL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(in thousands, unless otherwise indicated)

1. Organization

Stamford Industrial Group, Inc. (the “Company”), through its wholly owned subsidiary Concord Steel, Inc., is a manufacturer of steel counterweights and structural weldments.  The Company sells its products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes.  The counterweight market the Company targets is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

The Company was initially established in 1996 under the name “Net Perceptions, Inc.”, as a provider of marketing software solutions.  In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004.  On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value.  As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel (“Concord”).  With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. Because the Company had no operations at the time of the acquisition of the assets of Concord, the Concord business is considered to be a predecessor company (“Predecessor”). Accordingly, statements of operations and cash flows of the Predecessor for the period from January 1, 2006 through October 3, 2006 have been presented (see Note 17 for a more detailed explanation of the acquisition).

On February 20, 2009, the Company executed a one-for-five reverse stock split of the outstanding shares of common stock. As a result of the reverse stock split our common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “SIDG.PK”.  Except as otherwise noted herein, all common stock and per share information included in this Form 10-K, financial statements and related notes have been adjusted to give effect to this reverse stock split.

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement in the second quarter of 2009, which would result in a default under its credit agreement, which if not amended, cured or waived would cause all amounts outstanding under our credit agreement to become immediately due and payable. As a result of the foregoing, our independent registered public accounting firm, PricewaterhouseCoopers LLP, indicated in their report on our 2008 financial statements, that there is substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We have commenced discussions with the lender under our credit agreement to seek an amendment of the credit agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our credit agreement and avoid a default.  The Company expects to incur upfront fees and higher interest costs as a result of any such amendment. An amendment could also involve other changes to the credit agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations.

Use of estimates

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

Revenue recognition

The Company’s revenue recognition policy for the sale of steel counterweights or structural weldments requires evidence of a sales agreement, the delivery of goods, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. The Company generally records sales upon shipment of product to customers and transfer of title under standard commercial terms.

The Company recognizes revenue for amounts billed to customers for scrap metal on a gross basis. Scrap revenues were approximately $9.4 million, $7.1 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Concentrations of credit risk and significant customers

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. Revenues for 2008 were primarily from three major customers accounted for 29%, 23% and 12% of total revenues, respectively. Revenues for 2007 were primarily from three major customers accounted for 38%, 13% and 9% of total revenues, respectively. Revenues for 2006 were primarily from three major customers accounting for 38%, 10% and 9% of total revenues, respectively. Revenues for the Predecessor for the period January 1, 2006 thru October 3, 2006 were primarily from three major customers accounting for 39%, 9% and 8% of total revenues, respectively. At December 31, 2008 and 2007, outstanding accounts receivable from these customers were $7.1 million and $4.0 million, respectively.

Shipping and handling

Amounts billed to customers for shipping and handling costs are included in revenues. Costs incurred for shipping and handling are included in sales and marketing. Shipping and handling costs were approximately $1.1 million, $0.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts billed and currently due from customers. The Company extends credit to customers in the normal course of business and maintains an allowance for estimated losses resulting from the inability or unwillingness of customers to make required payments. The accrual for estimated losses is based on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified. The allowance for doubtful accounts amounted to $0.2 million and $0 at December 31, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market using the average cost method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives utilizing the straight-line method. The estimated useful lives range from 39 years for buildings and improvements, 10 years for machinery and equipment, 7 years for office equipment and furniture and 5 years for transportation equipment. Depreciation expense was $1.1 million, $0.6 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense for the Predecessor for the period January 1, 2006 thru October 3, 2006 was $0.4 million.

Impairment of Long-Lived Assets

The Company’s policy is to assess the realizability on its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than its carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support the business. The Company uses data developed by its business management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company performed an evaluation of its long-lived assets as of December 31, 2008. The Company did not have any impairment for the years ended December 31, 2008, 2007 and 2006.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, long-term debt and interest rate swap approximate their fair values at December 31, 2008 and 2007.

Deferred financing costs

Deferred financing costs are primarily related to the acquisition by the Company of Concord Steel in the fourth quarter of 2006 and costs associated with the issuance of long-term debt related to the investment in the Company by Olden Acquisition LLC in the second quarter of 2004. Deferred financing costs are amortized using the interest method over the term of the debt. Amortization expense was $0.2 million, $0.2 million and $0.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for the Predecessor was $0 for the period January 1, 2006 thru October 3, 2006.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties’ financial condition and probable contribution. The accruals are recorded at undiscounted amounts unless the amount and timing of cash (SOP 96-1) payments are fixed or readily determinable and are reflected as liabilities on the accompanying consolidated balance sheets. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The accruals are adjusted as further information develops or circumstances change. There are no amounts accrued by the Company with respect to environmental remediation costs at December 31, 2008 and 2007.

Income taxes

The Company calculates income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Income taxes are deferred for all temporary differences between the financial statement and income tax basis of assets and liabilities. Further, deferred tax amounts are recognized for the expected benefits of available net operating loss carryforwards and tax credit carryforwards. Deferred taxes are recorded using the enacted tax rates scheduled by tax law to be in effect when the temporary differences are expected to settle or be realized. Deferred tax assets are reduced by a valuation allowance to the extent that utilization is considered uncertain.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing, and has no significant unrecognized tax benefits recorded as of December 31, 2008 and 2007. The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position. Should the Company have any uncertain tax positions it will include interest and penalties related for uncertain tax positions as a component of its provision for income taxes.

Income per share

Basic income per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, stock fee, convertible notes, and restricted stock awards.

Comprehensive income (loss)

Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss) be separately classified in the financial statements. Such disclosures are included in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), requiring recognition of expense related to the fair value of stock option awards.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award, which is usually the vesting period.  The Company adopted the fair value provisions of FAS 123R, using the modified prospective transition method.  Under this transition method, compensation cost recognized during the periods presented include compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

Derivatives and hedging activities.

The Company recognizes all derivatives on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the consolidated statement of operations and requires the Company to formally document, designate and assess effectiveness of transactions that receive hedge accounting. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Recently issued accounting pronouncements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP No. 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008.  Early adoption is prohibited.  We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate any material impact on its future disclosures from the adoption of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations (“SFAS 141”).” SFAS 141R retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changes the application of the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted as SFAS 141R will generally be applicable to future business combinations and will not have a significant effect on the Company’s financial statements prior to such an acquisition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157-2 did not have a material impact on the Company's financial position, results of operations and cash flows. The Company is currently assessing the impact of fully adopting SFAS 157 on its future disclosures for nonfinancial assets and liabilities, with no impact on its consolidated financial position results of operations or cash flows.

3.  Inventories

Inventories as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Finished goods	$832	$101
Work-in-process	800	1,197
Raw materials	14,116	12,527
	$15,748	$13,825

4. Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Land	$350	$350
Building and improvements	1,397	1,294
Leasehold improvements	1,238	1,275
Machinery and equipment	5,682	5,361
Office equipment and furniture	1,224	985
	9,891	9,265

Less: Accumulated depreciation	(1,731)	(657)
Property, plant and equipment, net	$8,160	$8,608

5. Intangible assets

As part of the acquisition of Concord, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method unless considered to have an indefinite life (see Note 17 for further explanation of the acquisition).

Intangible assets, net of amortization at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(2,330)	$10,069	12 yrs
Non-compete agreements	37	(27)	10	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(2,357)	$19,476

	December 31, 2007
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(1,294)	$11,105	12 yrs
Non-compete agreements	37	(15)	22	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(1,309)	$20,524

The following table shows the expected amortization of intangible assets over the next five years:

	2009	2010	2011	2012	2013

Intangibles subject to amortization:
Customer relationships	$1,033	$1,033	$1,033	$1,033	$1,033
Non-compete agreements	10	—	—	—	—
	$1,043	$1,033	$1,033	$1,033	$1,033

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities of the Company as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Accrued compensation, benefits and commissions	$983	$705
Accrued interest payable	357	339
Accrued professional services	233	343
Accrued insurance	273	426
Accrued property taxes	119	33
Accrued related party stock fee	829	507
Other accrued liabilities	268	389
	$3,062	$2,742

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

At December 31, 2008 and 2007, the outstanding balance from the Revolving Facility amounted to $0.3 and $5.3 million, respectively. At December 31, 2008, the Company had $8.1 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at December 31, 2008 and December 31, 2007 was $19.0 million and $23.0 million, respectively.  At December 31, 2008 and December 31, 2007, the Company had $4.0 million and $4.0 million, respectively, classified as the current portion of long-term debt and $15.0 million and $19.0 million, respectively, classified as long-term. During the year ended December 31, 2008, the Company was in compliance with all of our financial covenants under the bank credit facilities. These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 2.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.35 to 1.00 for the period of four consecutive fiscal quarters ending on December 31, 2008 and a consolidated fixed charge coverage ratio of not less than 1.50 to 1.00 for the period of four consecutive fiscal quarters ending on or after March 31, 2009.  As of December 31, 2008 our consolidated leverage ratio was 1.22 and our fixed charge coverage ratio was 2.50. Our future compliance with our financial covenants under the bank credit facilities will depend on our ability to generate earnings and manage our assets effectively. Our bank credit facilities also have various non-financial covenants, requiring us to refrain from taking certain actions and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis. Our failure to comply with these financial covenants could result in a default which if not cured or waived could cause all amounts outstanding under our bank credit facilities to become immediately due and payable.

A continuing recession which started in the U.S. and is spreading across the globe, as well as the distress in the financial and credit markets, has resulted in declining revenues and earnings in our business, and has put additional pressure on our ability to remain in compliance with the financial covenant ratios contained in our Credit Agreement. These downward trends in our revenues and earnings are expected to continue to adversely affect our financial results causing us to lower our expectations for at least the remainder of 2009.

Consequently, the Company believes it may be in violation of one or more of the financial covenants under its Credit Agreement at the end of the second quarter of fiscal 2009, which would result in a default under its Credit Agreement, which if not amended, cured or waived would cause all amounts outstanding under our Credit Agreement to become immediately due and payable.  In the event of a default, we cannot assure you that we would have sufficient funds to repay all of the outstanding amounts, which could result in the exercise by the Agent of all of its rights and remedies available to it, such as seizing any and all collateral pledged under the Credit Agreement which would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.  We have commenced discussions with the Agent under our Credit Agreement to seek an amendment of the Credit Agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our Credit Agreement and avoid a default.  The Company expects to incur upfront fees and higher interest costs as a result of any such amendment. An amendment could also involve other changes to the Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At December 31, 2008 and 2007, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 3.79% and 7.24%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement with a notional amount of approximately $10.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

Market volatility in LIBOR has recently exposed the Company to fluctuations in decreased interest rates on outstanding borrowings provided under the Credit Agreement. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of the date of this filing, however, there can be no assurance that one or more financial institutions will be able to fulfill their funding obligations.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014. As of December 31, 2008 and 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

The carrying amount reported in the consolidated balance sheet as of December 31, 2008 for note payable and long-term debt is $21.8 million. Using a discounted cash flow technique that incorporates market interest rates, adjustments for duration, and risk profile, the Company has determined the fair value of its note payable long-term debt to be $21.4 million.

As of December 31, 2008 and 2007, the Company had long-term debt consisting of the following:

	December 31,
	2008	2007
Five-Year Senior Secured Term Loan Due June 30, 2011	$19,000	$23,000
2% Convertible Note Due April 21, 2014	2,533	2,533
Total long-term debt and notes payable	$21,533	$25,533

Less: Current portion of long-term debt	(4,000)	(4,000)

Long-term debt and notes payable, less current portion	$17,533	$21,533

Aggregate maturities of long-term debt at December 31, 2008 are summarized below:

2009	$4,000
2010	4,000
2011	11,000
2012	—
2013	—
Thereafter	2,533
Total	$21,533

8. Other long-term liabilities

	December 31, 2008	December 31, 2007

Deferred compensation	$—	$699
Accrued interest payable	242	190
	$242	$889

Effective December 27, 2007, the Company and Albert Weggeman entered into a deferred compensation agreement pursuant to which Mr. Weggeman would be entitled to receive deferred compensation of up to $1,519,766, which may be reduced if the stock price at the time of distribution is less than $6.25. The deferred compensation shall vest on the following basis: (i) 19.4% shall be immediately vested; (ii) 30.6% shall vest in twenty-two equal monthly consecutive tranches commencing on December 27, 2007, subject to Mr. Weggeman being employed by the Company on each vesting date; (iii) up to 50.0% shall vest as follows, provided that Mr. Weggeman is actively employed as of the vesting date: (A) 16.7% shall vest as of March 31, 2008, if the Company’s Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), as more fully described in the agreement,  for the year ending December 31, 2007 (“Year 1”) is not less than $13,800,000 (the “Year 1 Target”); if the Year 1 Target is not achieved, and if the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2007 and 2008 is not less than the sum of the Year 1 Target plus the Year 2 Target (as defined below), then such 16.7% shall vest as of March 31, 2009; (B) 16.7% shall vest as of March 31, 2009, if the Company’s Adjusted EBITDA for the year ending December 31, 2008 (“Year 2”) is not less than $15,700,000 (the “Year 2 Target”); if the Year 2 Target is not achieved, and if the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2008 and 2009 is not less than the sum of the Year 2 Target plus the Year 3 Target (as defined below), then such 16.7% shall vest as of March 31, 2010; (C) 16.6% shall vest as of March 31, 2010, if the Company’s Adjusted EBITDA for the year ending December 31, 2009 (“Year 3”) is not less than $17,200,000 (the “Year 3 Target”); if (i) the Year 3 Target is not achieved, and (ii) the Company renews the employment agreement of Mr. Weggeman for another three-year term, and (iii) the sum of the Company’s Adjusted EBITDA for the years ending December 31, 2009 and 2010 is not less than the sum of the Year 3 Target plus the Year 4 Target (as defined hereinafter), then such 16.6% shall vest as of March 31, 2011. “Year 4 Target” means an amount of the Company’s Adjusted EBITDA for the year ending December 31, 2010 that will be agreed upon by the parties in the renewed employment agreement, if any.

Amounts vesting on or before October 1, 2009, shall be payable not later than October 31, 2009. Amounts vesting after October 1, 2009, shall be payable promptly after vesting. Payments shall be made in cash or in common stock of the Company, as determined by the Compensation Committee in its absolute discretion.

This deferred compensation agreement resulted from the modification of stock options described in Note 12. In accordance with Internal Revenue Code Section 409A and Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”).

During the period ended December 31, 2008, the Company recorded $0.3 million benefit as a result of the change in fair value of its long-term deferred compensation liability and was recorded as a reduction in general and administrative expense.

Accrued interest payable represents interest on the Olden note. Interest on the note accrues semi-annually on the last day of June and December in each year and is payable, together with the principal sum of the note, on the maturity date of such note (see Note 7 for further details).

9. Per Share Data

Basic net income (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding.  Diluted income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. For the year ended December 31, 2008, excluded from the calculation of diluted net income per share was 19 potential common shares from the exercise of stock options as a result of them being anti-dilutive.  For the year ended December 31, 2006, diluted net loss per share does not differ from basic net loss per share since potentially dilutive shares were anti-dilutive.  Shares used in the diluted net loss per share for the period ended December 31, 2006 exclude the impact of 103 common shares issuable upon the exercise of stock options, 1,126 common shares issuable upon the conversion of the convertible note and 28 common shares issuable pursuant to restricted stock awards.

The following table shows the computation of the Company’s basic and diluted earnings per share, as adjusted for the Company’s February 20, 2009 one-for-five reverse stock split, for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Basic net income (loss) per share calculation:

Net income (loss)	$41,396	$3,032	$(7,753)

Weighted average common shares - basic	8,385	8,350	6,515
Basic net income (loss) per share	$4.94	$0.36	$(1.19)

Diluted net income (loss) per share calculation:

Net income as reported	$41,396	$3,032	$(7,753)
Add: convertible debt interest	52	52	—
Adjusted net income (loss)	$41,448	$3,084	$(7,753)

Weighted average common shares - basic	8,385	8,350	6,515
Effect of dilutive stock options	—	15	—
Effect of restricted stock awards	—	11	—
Effect of convertible note (see Note 7)	1,126	1,126	—
Effect of stock fee (see Note 15)	115	27	—
Weighted average common shares - diluted	9,626	9,529	6,515

Diluted net income (loss) per share	$4.31	$0.32	$(1.19)

10. Income taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The components of income tax (benefit) expense are as follows:

				Predecessor Company
	For the Years Ended			January 1, 2006
	December 31,			to
	2008	2007	2006	October 3, 2006

Current:
Federal	$176	$60	$—	$—
State	612	143	223	211
	788	203	223	211

Deferred:
Federal	(31,660)	—	—	—
State	4	—	—	—
	(31,656)	—	—	—

(Benefit) provision for income taxes	$(30,868)	$203	$223	$211

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$38,625	$42,394
Research and development credit carry-forwards	151	151
Property, plant and equipment	(702)	(358)
Intangible assets and other accrued / current liabilities	1,650	1,251
AMT credit	247	60
Total deferred tax assets	39,971	43,498
Valuation allowance	(264)	(35,446)
Total net deferred income taxes	$39,707	$8,052

For federal income tax purposes, the Company has available net operating loss carryforwards of approximately $112.9 million and research and development credit carryforwards of $0.4 million at December 31, 2008. The net operating loss and research and development credit carryforwards expire in 2011 through 2026, if not previously utilized. The utilization of these carryforwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates and judgments associated with the valuation of deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future profitability.

During the year ended December 31, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance via a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $35.2 million of net deferred income tax benefits for the year ended December 31, 2008.

Deferred tax assets were $39.7 million and $8.1 million at December 31, 2008 and 2007, respectively, net of a valuation allowance of $0.3 million and $35.4 million, respectively.
.
The Company has an effective tax rate benefit of 293.2% for the year ended December 31, 2008 which consists of the significant release of the deferred tax asset valuation allowance, partially offset by state taxes. The Company had an effective tax rate of 6.3% for the year ended December 31, 2007 which consists of state taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate:

	December 31,
	2008	2007	2006

Computed "expected" income tax expense (benefit)	34.0%	34.0%	(34.0)%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes and credits	4.7	2.5	—
Non-cash stock compensation	—	—	12.7
Other	2.3	—	—
Change in valuation allowance and other items	(334.2)	(30.2)	24.3
Income tax expense	(293.2)%	6.3%	3.0%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. Upon the adoption of FIN 48, the Company commenced a review of all open tax years in all jurisdictions. The Company presently has three tax years open based on the statutory three year look back provision in various jurisdictions.  The Company does not believe it has included any “uncertain tax positions” in its federal income tax return or any of the state income tax returns it is currently filing, and has no significant unrecognized tax benefits recorded as of December 31, 2008 and 2007.  The Company has made an evaluation of the potential impact of additional state taxes being assessed by jurisdictions in which the Company does not currently consider itself liable. The Company does not anticipate that such additional taxes, if any, would result in a material change to its financial position.

During 2008, the Company has a tax deduction for the amortization of goodwill that will exceed the book amortization.  The tax benefit for this excess tax deduction is typically recorded as a decrease in the book basis of goodwill.  However, because the Company is in a net operating loss position for tax purposes the Company has not recorded the tax benefit of this deduction in 2008, and will not record such benefit until the Company’s net operating losses are utilized.  At December 31, 2008, approximately $0.4 million of net operating losses resulting from this deduction, and related tax benefit of approximately $0.1 million, have been excluded from the calculation of deferred tax assets. This amount represents the cumulative total since the acquisition of Concord Steel on October 3, 2006.

11. Employee benefit plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under this Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation to the Plan. The Company made matching contributions during the years ended December 31, 2008, 2007 and 2006 of approximately $0.2 million, $0.1 million and $0.1 million, respectively. Matching contributions for the Predecessor was $0 for the period January 1, 2006 thru October 3, 2006.

12. Stockholders’ equity

The Company is authorized to issue two classes of stock designated as common and preferred. As of December 31, 2008, the total number of shares that the Company was authorized to issue was 105,000,000 shares, of which 100,000,000 were common stock and 5,000,000 were preferred stock.

Stock compensation plans

On June 21, 2007 the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).  Under the 2007 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock were initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 500,000 shares of the Company’s common stock. Additionally, no more than 1,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan has a term of ten years expiring on June 21, 2017. As of December 31, 2007 the total number of options issued under 2007 Plan was 594,283 and primarily represented replacement options issued to management (see below for further discussion).

During the year ended December 31, 2008, the total number of shares granted under the 2007 Plan was 17,364 and represented stock option awards granted to each of our non-employee directors to purchase 3,000 shares of the Company’s common stock, and 11,364 of restricted stock awards issued to Albert W. Weggeman, the Company’s President and Chief Executive Officer.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”).  The 2007 Annual Incentive Plan will enable the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, which will enable the Company to deduct such compensation from its taxable income. As of December 31, 2008, no awards have been issued under this plan.

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

Stock compensation expense related to all plans was recorded as a component of general and administrative expense and amounted to $0.4 million, $1.7 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The expected term of stock options is the period of time the stock options are expected to be outstanding.  Estimated future exercise behavior is based upon the Company’s historical patterns of exercise data or estimate of excercise behavior.  Expected volatility is based on the historical price volatility of the Company’s common stock over the expected life of the option.  The risk-free interest rate represents the U.S. Treasury security yields at the time of grant for the expected life of the related stock options.  No dividend yield was incorporated in the calculation of fair value as the Company has not historically paid dividends and, at the time of the grant for the options currently outstanding, dividends were not expected to be paid over the life of the options granted.

The expected term may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates.

Effective December 27, 2007, the Company’s Board of Directors and Albert W. Weggeman, the President and Chief Executive Officer of the Company, agreed to cancel non-plan options to purchase 498,284 shares of the Company's common stock at an exercise price of $3.20 per share, which were granted to Mr. Weggeman pursuant to the terms of his employment agreement dated as of September 22, 2006, and award to Mr. Weggeman options under the Company's 2007 Stock Incentive Plan to purchase 498,284 shares of common stock at an exercise price of $6.25 per share, which was the closing price of the common stock as reported by the OTC Pink Sheet Electronic Quotation Service on December 27, 2007. Options to purchase (i) 96,888 shares are immediately vested and exercisable, (ii) 152,254 shares shall vest and become exercisable in 22 equal consecutive monthly tranches commencing on January 3, 2008; provided, that, upon the occurrence of a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, the vesting of such 152,254 shares shall accelerate and they shall automatically vest, to the extent not previously vested, immediately prior to the effective time of such Change-of-Control Event, and (iii) 249,142 shares shall vest and become exercisable upon the occurrence of both of the following events: (A) the Company's common stock reaching a price of at least $25.60 per share (subject to adjustment for stock splits and similar events) for 20 consecutive trading days, and (B) the aggregate amount of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for any four consecutive calendar quarters, commencing with the calendar quarter beginning January 1, 2008, being not less than $70,000,000; provided, that, if the conditions specified in clauses (A) and (B) of this clause (iii) have not been satisfied on or before the fourth anniversary of the date of grant of such options, then the options described in this clause (iii) shall have lapsed without vesting. The 249,142 shares acquirable under clause (iii) described above may not be sold or otherwise transferred (except on the death of Mr. Weggeman) prior to December 27, 2011.

Also effective December 27, 2007, the Company’s Board of Directors and Jonathan LaBarre, Chief Financial Officer of the Company, agreed to cancel options awarded to Mr. LaBarre under the Company's 1999 Equity Incentive Plan and pursuant to the terms of his employment agreement dated as of December 1, 2006, to purchase 50,000 shares of the Company's common stock at an exercise price of $12.80 per share and award to Mr. LaBarre options under the Company’s 2007 Stock Incentive Plan to purchase 50,000 shares of stock at an exercise price of $6.25 per share, which was the closing price of the common stock as reported by the OTC Pink Sheet Electronic Quotation Service on December 27, 2007. Options to purchase 25,000 shares vest and become exercisable as follows: 8,333 options vest immediately; 8,333 options vest on December 1, 2008; and 8,334 options vest on December 1, 2009; provided, that upon the occurrence of a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, the vesting of such 16,667 options shall accelerate, and they shall automatically vest, to the extent not previously vested, immediately prior to the effective time of such Change-of-Control Event. The other 25,000 options vest and become exercisable upon the occurrence of both of the following events: (A) the Company's common stock reaching a price of at least $25.60 per share (subject to adjustment for stock splits and similar events) for 20 consecutive trading days, and (B) the aggregate amount of Adjusted EBITDA for any four consecutive calendar quarters, commencing with the calendar quarter beginning January 1, 2008, being not less than $70,000,000; provided, that if the conditions specified in clauses (A) and (B) above have not been satisfied on or before the fourth anniversary of the date of grant of such options, the options described in this sentence shall have lapsed without vesting. The shares of common stock acquirable on exercise of these options may not be sold or otherwise transferred (except on the death of Mr. LaBarre) prior to December 27, 2011.

The cancellation and award of new stock option awards to Albert Weggeman and Jonathan LaBarre as described above resulted in a stock option modification. The effect of the modification and change in management’s estimates resulted in a reduction in stock compensation expense of $1.0 million and was recorded in operating expenses for the year ended December 31, 2007.

The fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was estimated at the date of grant using the following assumptions:

	2008	2007	2006

Expected volatility	81.3%	46.0% - 51.9%	50.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	2	4	5
Risk free rate	3.2%	4.4%	4.7%
Weighted-average fair value of options granted	$3.17	$2.90	$4.00

A summary of option activity under the Plans as of December 31, 2008 and 2007 and changes during the years ended is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	318	$4.00
Granted	307	$6.45
Exercised	(17)	$2.85
Forfeited or expired	(300)	$4.35
Outstanding at December 31, 2007	308	$6.10	6.4	$39
Vested or expected to vest at December 31, 2007	308	$6.10	6.4	$39
Exercisable at December 31, 2007	115	$6.00	7.0	$28

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	308	$6.10
Granted	6	$7.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2008	314	$6.07	7.7	$2
Vested or expected to vest at December 31, 2008	314	$6.07	7.7	$2
Exercisable at December 31, 2008	216	$5.97	7.6	$—

The weighted-average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $7.00, $6.45, and $4.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $0, $0.1 million, and $0.2 million, respectively. Unrecognized compensation cost at December 31, 2008 was $0.2 million and is expected to be fully expensed by December 31, 2009.

A summary of the status of the Company’s nonvested restricted share awards as of December 31, 2008 and 2007, and changes during the years ended is presented below:

Nonvested Restricted Shares	Shares (000)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	92	$6.75
Granted	—	—
Vested	(92)	$6.75
Forfeited	—	—
Nonvested at December 31, 2007	—	—

Nonvested Restricted Shares	Shares (000)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	—	—
Granted	11	$6.60
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2008	11	$6.60

As of December 31, 2008, there was $0 of unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the Plans, the unrecognized compensation cost is expected to be fully expensed by December 31, 2009. The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was $0, $0.6 million, and $7.7 million, respectively.

A summary of the activity under the performance plans as of December 31, 2008 and 2007, and changes during the years then ended is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	274	$4.05
Granted	307	$6.45
Exercised	—	—
Forfeited or expired	(287)	$4.40
Outstanding at December 31, 2007	294	$6.25	9.99	$—
Vested or expected to vest at December 31, 2007	294	$6.25	9.99	$—
Exercisable at December 31, 2007	—	$—	—	$—

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	294	$6.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2008	294	$6.25	8.99	$—
Vested or expected to vest at December 31, 2008	—	$—	—	$—
Exercisable at December 31, 2008	—	$—	—	$—

The weighted-average grant-date fair value of performance options granted during the years 2008, 2007 and 2006 was $0, $6.45, and $4.05, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $0 for all three years. As of December 31, 2008, there was $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the performance plans that may be recognized over a period of three years if performance conditions are met.

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

The Company did not capitalize stock-based compensation expense as part of the cost of an asset for any period presented.

Restricted stock

Effective February 6, 2008, the Company issued to Albert W. Weggeman, the Company's President and Chief Executive Officer, a restricted stock award of 11,364 shares of common stock pursuant to the Company's 2007 Stock Incentive Plan. The terms of the award provide that the award would vest and Mr. Weggeman would be entitled to receive the common stock on the earliest to occur of (i) a Change-of-Control Event as defined in the 2007 Stock Incentive Plan, (ii) the termination of his employment by the Company without "cause" as defined in the 2007 Stock Incentive Plan and his employment agreement, or (iii) the third anniversary of the grant of the restricted stock award, provided that he is then employed by the Company as its President and Chief Executive Officer. The restricted stock award will become fully vested on the occurrence of the earliest of the aforementioned events.

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

On October 3, 2006, in connection with the acquisition of the assets of Concord, the Company entered into an employment agreement with Mr. Paul Vesey, who serves as president of Concord, the Company's wholly-owned subsidiary which was acquired in 2006. Under the employment agreement, Mr. Vesey received a restricted stock award under the Company's 1999 Equity Incentive Plan, of which 2,353 shares are fully vested, and 29,412 shares will vest if the Company achieves, in the fiscal year ending December 31, 2007, (i) revenue of $90.0 million, or (ii) gross profit of at least $18.6 million, or (iii) EBITDA of at least $14.8 million. The aggregate value of the award was $0.3 million, which was based upon the Company’s closing stock price of $9.00 per share on October 3, 2006, the date of the grant.  As of December 31, 2007 Mr. Vesey is fully vested in his shares.

On September 22, 2006, the Company entered into a Restricted Stock Award Agreement with each of Mr. David A. Jones and Mr. Nicholas Sokolow, directors of the Company. Under each agreement, the directors have been awarded 20,000 shares of restricted stock under the Company's 1999 Equity Incentive Plan, which vested immediately but are subject to prohibitions on transfer which expire in eight consecutive quarterly tranches of 2,500 shares, commencing September 30, 2006 and expiring June 30, 2008.  The aggregate value of the awards was $0.2 million, which was based upon the closing price of the Company’s common stock of $4.45 on September 22, 2006, the date of the grant.  The Company recorded compensation expense of $0.2 million relating to these restricted stock awards for the year ended December 31, 2006.

See Note 15 regarding the Equity Compensation Agreement with Kanders & Company, Inc. and Note 17 for CRC’s investment in the Company.

Stockholders’ rights plan

In June 2001, the Company entered into a Rights Agreement (the “Rights Agreement”), commonly known as a “poison pill.” Under the Rights Agreement, stockholders of record on June 14, 2001 were distributed Rights (the “Rights”) to acquire one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”), at a rate of five Rights (after giving effect to the Company’s one-to-five reverse stock split of its common stock) for each share of the Company’s common stock held by stockholders on such date. Each share of common stock issued after the June 14, 2001 record date has an attached Right. The Rights trade together with the common stock and generally become exercisable on the tenth day after a person or group (i) acquires 15% of more of the outstanding common stock or (ii) commences a tender offer or exchange offer that would result in such a person or group owning 15% or more of the common stock. In the event that a person or group acquires 15% or more of the Common Stock (a “Stock Acquisition”), each Right not owned by the 15% or more stockholder (the “Acquiring Person”) and its affiliates would become exercisable for, upon payment of the exercise price of the Right (currently, $15), either Preferred Stock or common stock in an amount equal to the then current exercise price of the Right divided by one half the then current market price of the common stock. Alternatively, in the event of certain business combinations following a Stock Acquisition, each Right not owned by the Acquiring Person and its affiliates would become exercisable for, upon payment of the exercise price of the Right, common stock of the Acquiring Person in an amount equal to the then current exercise price of the Right divided by one half the market price of the Acquiring Person’s common stock. At any time until ten days following a Stock Acquisition, the Rights are redeemable by the Company’s board of directors at a price of $.01 per Right. The Rights have no voting privileges. The Rights will terminate upon the earlier of the date of their redemption or ten years from the date of issuance.

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

13. Commitments and contingencies

Operating leases

The Company has lease obligations for facilities and equipment that expire at various dates through 2017.

As of December 31, 2008, future minimum lease payments under non-cancelable operating leases are as follow:

Operating Leases
2009	$1,245
2010	1,245
2011	1,234
2012	1,120
2013	865
Thereafter	2,208

$7,917

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $1.2 million and $0.2 million, respectively.

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

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008 and the parties have submitted their post-trial briefs and a post-trial hearing is scheduled for April 2009.

Terrence P. Meehan v. Concord Steel, Inc.

On May 30, 2008, the former General Manger at the Company’s Essington, PA facility commenced a lawsuit against Concord in the United States District Court for the Eastern District of Pennsylvania. In his complaint, Plaintiff Terrence Meehan alleges that he was wrongfully terminated by Concord in violation of Pennsylvania public policy and seeks compensatory damages in excess of $150,000, punitive damages, interest and cost of suit. Defense of the suit was assumed by Concord's employment practices liability carrier and the action was settled on a no-admission basis by the Company during October 2008.

John F. Steward v. Concord Steel, Inc.

A Former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is vigorously defending the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” On August 18, 2008, the Plaintiff served its amended complaint to add as named defendants in addition to Concord, the original named defendant, each of Concord, SIG Acquisition Corp., and CRC. CRC subsequently asserted cross claims against Concord which we intend to defend vigorously and Concord has asserted cross claims against CRC.  Discovery on this matter is continuing and the Court has set  July 13, 2009 as a trial date.

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

On September 22, 2006, the Company entered into an Equity Compensation Agreement (the “Compensation Agreement”) with Kanders & Company, Inc. (“Kanders & Company”), the sole stockholder of which is Warren B. Kanders, who was then the Company’s Executive Chairman of the Board of Directors, for prior strategic, consulting, investment banking and advisory services to the Company in connection with Company’s asset redeployment strategy. As compensation for such past services, the Company agreed to issue to Kanders & Company 1,654,800 shares of its common stock. Kanders & Company will receive no cash payment for its services pursuant to the Compensation Agreement. Pursuant to the terms and conditions of the Compensation Agreement, the Company granted “demand” and “piggyback” registration rights to Kanders & Company with respect to the shares of common stock that are issuable under the Compensation Agreement.  The aggregate value of the award was $7.4 million, which was based upon the closing price of the Company’s common stock of $4.45 on September 22, 2006, the date of the grant.  The Company recorded compensation expense of $7.4 million relating to the grant of stock during the fourth quarter of the year ended December 31, 2006.

On September 22, 2006, the Company entered into a five-year consulting agreement (the “Consulting Agreement”) with Kanders & Company, which became effective as of the closing of the Concord Acquisition (as described in Note 17) on October 3, 2006. In addition, effective with the closing of the Concord Acquisition, Mr. Kanders resigned as Executive Chairman of the Company’s Board of Directors upon being nominated and elected to the position of Non-Executive Chairman of the Board of Directors. The Consulting Agreement provides that Kanders & Company will render investment banking and financial advisory services to the Company on a non-exclusive basis, including strategic planning, assisting in the development and structuring of corporate debt and equity financings, introductions to sources of capital, guidance and advice as to (i) potential targets for mergers and acquisitions, joint ventures, and strategic alliances, including facilitating the negotiations in connection with such transactions, (ii) capital and operational restructuring, and (iii) shareholder relations.

The Consulting Agreement provides for Kanders & Company to receive a fee equal of (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s Common Stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control”. Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control”, or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the years ended December 31, 2008, 2007 and 2006, the Company paid cash to Kanders and Company of $0.5 million, $0.5 million, $0.1 million respectively. At December 31, 2008, 2007 and 2006, the Company had accrued liabilities of $0.8 million, $0.5 million and $0.1 million, respectively, related to the Kanders and Company consulting agreement.

During both of the years ended December 31, 2008 and 2007, the Company reimbursed Clarus Corporation (“Clarus”) an aggregate of less than $0.1 million and $0.1 million for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company.  Warren B. Kanders, our Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is convertible after one year (or earlier upon a call by the Company and in certain other circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014. As of December 31, 2008 and 2007, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. As of December 31, 2008 and 2007 accrued interest on the note was $0.2 million and $0.2 million, respectively. As of December 31, 2008, 2007 and 2006, interest expense was $0.1 million, $0.1 million and $0.1 million respectively.

16.  Fair Value Measurements

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

As of December 31, 2008, the Company has interest rate swap contracts that are required to be measured at fair value on a recurring basis.

The inputs utilized to determine the fair values of these contracts are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, and spot rates. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate derivatives	$357	$—	$357	$—
Total liabilities measured at fair value	$357	$—	$357	$—

17. Acquisition

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

The total purchase price of the acquisition was $45.3 million, including transaction costs of approximately $3 million. In addition, CRC invested $3.0 million of their proceeds from the sale of CRC to purchase 705,882 unregistered shares of the common stock of the Company at the closing price per share of $4.25. Such shares are subject to a six-month lock-up agreement and a registration rights agreement containing customary “demand” and “piggyback” registration rights. In addition, pursuant to the purchase agreement, a final working capital adjustment of $0.5 million was returned to the Company as the opening balance sheet working capital was reconciled with CRC.

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

The following unaudited pro forma consolidated results are presented to show the results on a pro forma basis as if the 2006 acquisition of Concord had been completed as of January 1, 2006.

Year Ended December 31, 2006

Net loss	$(1,461)

Basic net loss per share:	$(0.20)

Diluted net loss per share:	$(0.20)

18. Reverse Stock Split

On February 20, 2009, a reverse stock split of the Company’s outstanding shares of common stock at an exchange ratio of one-for-five became effective after the Company filed an Amendment to its Amended and Restated Certificate of Incorporation. As a result of the reverse stock split, the number of outstanding shares of the Company’s common stock was reduced from 42,043,935 shares to approximately 8,408,787 and our common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “SIDG.PK”.

The reverse stock split was approved by the Company’s stockholders at its annual meeting of stockholders held on June 2, 2008, at which time the Board of Directors was authorized, at its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of the Company’s issued and outstanding shares of common stock at an exchange ratio ranging from one-to-two to one-to-five, at any time before the first anniversary of the annual meeting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") its principal executive officer and principal financial officer respectively, as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation and as described below under “Management’s Annual Report on Internal Control over Financial Reporting,” the Company’s CEO and CFO have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  Solely as a result of this material weakness, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The Company's Management identified a material weakness in its assessment of the effectiveness of the Company's internal control over financial reporting.

As of December 31, 2008, the Company did not maintain effective control over the valuation of inventory and cost of goods sold. Specifically, the Company did not have effective supervisory and review controls over the valuation of inventory including the average cost calculation and application of production variances in order to ensure accurate reporting and disclosure in its interim and annual financial statements. This control deficiency resulted in material audit adjustments to the fourth quarter 2008 financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has determined that this control deficiency represents a material weakness.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Initiatives

In response to the material weakness identified, the Company has taken actions and plans to continue to take further steps to strengthen its control processes and procedures in order to remediate the material weakness. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

Such actions taken to remediate the material weakness included:

•	Providing additional training to our employees as it relates to inventory valuation and the financial reporting requirements required by generally accepted accounting principles; and

•
Reviewing the qualifications and assessment of the Company’s needs with respect to personnel in areas related to inventory, and making appropriate personnel changes and increasing supervision and training to effectuate the foregoing changes.

The Company plans to continue to develop new policies and procedures and educate and train its employees on its existing policies and procedures in a continual effort to improve its internal control over financial reporting, and plans to take further actions as appropriate.

Changes in Internal Control over Financial Reporting

There were changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008, as described above, and subsequently that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees.  The code of ethics may be accessed at www.stamfordig.com, our Internet website, at the tab “Governance”.  The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement used in connection with the 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements under Item 8 of Part II of this Form 10-K.

2.	Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006.

3.	The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
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

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on form 8-K filed with the Securities and Exchange Commission on February 2009).

3.5
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

10.3
2% Convertible Subordinated Note Due April 21, 2014 (filed as Exhibit 4.9 to our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004).

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

10.13
Second Amendment dated March 13, 2008 to Credit Agreement between Concord Steel, Inc. and LaSalle Bank National Association (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).

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

10.23*
Employment Agreement dated as of December 1, 2006 between Net Perceptions, Inc. and Jonathan LaBarre (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2006).

10.24
Lease dated as of November 30, 2006, between SIG Acquisition Corp., and Castleway Properties, LLC (filed as Exhibit 10.32 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007).

10.25*	2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of the Net Perceptions, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).
10.26*	2007 Annual Incentive Plan (incorporated herein by reference to Appendix C of the Net Perceptions, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 11, 2007).
10.27*
Form of Restricted Stock Award Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Albert W. Weggeman (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.28*
Form of Stock Option Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Albert W. Weggeman (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.29*
Form of Deferred Compensation Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Albert W. Weggeman (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.30*
Form of Stock Option Agreement dated as of December 27, 2007, between Stamford Industrial Group, Inc. and Jonathan LaBarre (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008).

10.31*
Form of Stamford Industrial Group, Inc. 2007 Stock Incentive Plan Stock Option Agreement (filed as Exhibit 10.34 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).

10.32*
Form of Stamford Industrial Group, Inc. 2007 Stock Incentive Plan Stock Bonus Award Agreement (filed as Exhibit 10.35 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).

10.33	Form of Indemnification Agreement for Directors (filed as Exhibit 10.36 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).
16.1
Letter dated July 8, 2008, from McGladrey & Pullen, LLP to the Securities and Exchange Commission regarding change in certifying accountants (filed as Exhibit 16.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 9, 2008).

21.1**	Subsidiaries of the Registrant.
23.1**	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm.
23.2**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

________________
*	Represents a management contract or compensatory plan or arrangement.
**	filed herewith.

(1)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed April 1, 2004.
(2)	Incorporated by reference to Net Perceptions’ Registration Statement on Form S-1 (Registration No. 333-71919).
(3)	Incorporated by reference to Net Perceptions’ Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002.
(4)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.
(5)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.
(6)	Incorporated by reference to Net Perceptions’ Registration Statement on Form 8-A filed June 6, 2001.
(7)	Incorporated by reference to Net Perceptions’ Current Report on Form 8-K filed December 23, 2003.
(8)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001.
(9)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
(10)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004.
(11)	Incorporated by reference to Net Perceptions’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005.

(b)	The exhibits are listed in Item 15. (a)(3) above.

(c)	Schedule II Valuation and Qualifying Accounts and Reserves.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Year	Charges to Earnings	Deductions	Balance at End of Year

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$4	$256	$(86)	$174
Reserve for excess and obsolete inventory	—	83	—	83
Valuation allowances for deferred tax assets (1)	35,446	—	(35,182)	264

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	2	45	(43)	4
Valuation allowances for deferred tax assets	36,301	—	(855)	35,446

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	1	1	—	2
Valuation allowances for deferred tax assets	43,776	—	(7,475)	36,301

1.
During the year ended December 31, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a credit to income tax expense. The reversal of the valuation allowance resulted in the recognition of $35.2 million of income tax benefits during the year ended December 31, 2008. See note 10 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAMFORD INDUSTRIAL GROUP, INC.

By:	/s/ ALBERT W. WEGGEMAN, JR
Albert W. Weggeman, Jr
President and Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2009.

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