Form 10-Q
period 2009-03-31
Stamford Industrial Group, Inc.
filed 2009-05-11
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of May 04, 2009, there were outstanding 8,408,787 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,014	$303
Accounts receivable, net	8,332	9,806
Inventories, net	11,578	15,748
Deferred tax asset, net	519	519
Prepaid expenses and other current assets	142	149
Total current assets	21,585	26,525

Property, plant and equipment, net	7,873	8,160

Deferred financing costs, net	455	493
Intangible assets, net	19,213	19,476
Deferred tax asset, net	39,624	39,188
Other assets	358	205
Total assets	$89,108	$94,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$286
Current portion of long-term debt	4,000	4,000
Accounts payable	3,478	6,335
Accrued expenses and other liabilities	3,095	3,070
Total current liabilities	10,573	13,691

Long-term debt, less current portion	16,533	17,533
Other long-term liabilities	704	242
Total liabilities	27,810	31,466

Commitments and contingencies (Note 11)

Stockholders’ equity: (Note 10)
Preferred stock — $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $.0001 par value; 100,000 shares authorized; 8,420 and 8,420 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3	3
Additional paid-in capital	248,020	247,885
Accumulated deficit	(186,725)	(185,307)
Total stockholders’ equity	61,298	62,581
Total liabilities and stockholders’ equity	$89,108	$94,047

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	$17,114	$32,677
Cost of revenues	15,260	27,112
Gross margin	1,854	5,565
Operating expenses:
Sales and marketing	336	415
General and administrative	2,557	2,578
Related party cash fee	125	125
Related party stock compensation	22	177
Total operating expenses	3,040	3,295

(Loss) income from operations	(1,186)	2,270

Other (expense) income:
Interest income	-	1
Interest expense	(287)	(790)
Other income	1	27
Total other (expense), net	(286)	(762)

(Loss) income before taxes	(1,472)	1,508

(Benefit) provision for income taxes	(504)	89
Net (loss) income	$(968)	$1,419

Basic net (loss) income per share	$(0.11)	$0.17
Shares used in basic calculation	8,420	8,367

Diluted net (loss) income per share	$(0.11)	$0.15
Shares used in diluted calculation	8,420	9,566

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(968)	$1,419
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	40	26
Depreciation	287	249
Amortization of intangible assets	263	262
Amortization of deferred financing costs	38	39
Deferred income taxes	(436)	—
Stock-based compensation	103	230
Related party stock compensation	22	177
Changes in assets and liabilities:
Accounts receivable	1,434	(8,012)
Inventory	4,170	(373)
Prepaid expenses and other current assets	7	249
Other assets	(153)	5
Accounts payable	(2,857)	5,178
Accrued expenses and other liabilities	35	81
Other liabilities	12	13
Net cash provided by (used in) operating activities	1,997	(457)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(279)
Net cash used in investing activities	—	(279)

Cash flows from financing activities:
Borrowings from revolving credit agreement	—	500
Payments on revolving credit agreement	(286)	—
Principal payments on long-term debt	(1,000)	(1,000)
Net cash used in financing activities	(1,286)	(500)

Net increase (decrease) in cash and cash equivalents	711	(1,236)
Cash and cash equivalents at beginning of period	303	1,236
Cash and cash equivalents at end of period	$1,014	$—

Supplemental cash flow disclosures:

Interest paid	$232	$523
Taxes paid	$77	$107

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars and shares in thousands, except per share amounts unless otherwise indicated)

Note 1.  Overview and Basis of Presentation

Overview

Stamford Industrial Group, Inc. (the “Company”, “we”, “our” and “us”), through its wholly-owned subsidiary Concord Steel, Inc.  (“Concord”), is a leading independent manufacturer of steel counterweights and structural weldments.  The Company sells its products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes.  The counterweight market the Company targets is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

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

On February 20, 2009, the Company executed a one-for-five reverse stock split of the outstanding shares of common stock. As a result of the reverse stock split our common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol SIDG.PK.  Except as otherwise noted herein, all prior period common stock and per share information included in this Form 10-Q, financial statements and related notes have been adjusted to give effect to this reverse stock split.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company believes it may be in violation of one or more of the financial covenants contained in its credit agreement in the second quarter of 2009, which would result in a default under its credit agreement, which if not amended, cured or waived would cause all amounts outstanding under our credit agreement to become immediately due and payable. As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We have commenced discussions with the lender under our credit agreement to seek an amendment of the credit agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our credit agreement and avoid a default.  The Company expects to incur upfront fees and higher interest costs as a result of any such amendment. An amendment could also involve other changes to the credit agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals, unless otherwise noted) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be obtained for the year ending December 31, 2009.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

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

The Company recognizes revenue for amounts billed to customers for scrap metal on a gross basis. Scrap revenues were approximately $0.4 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.

Shipping and handling. Amounts billed to customers for shipping and handling costs are included in revenues. Costs incurred for shipping and handling are included in sales and marketing expense. Shipping and handling costs were approximately $0.2 million for both the three months ended March 31, 2009 and 2008.

Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances will be required.

Inventories. Inventories are stated at the lower of cost or market using the average cost method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the related asset (or asset group) carrying value. Future cash flow projections may include assumptions regarding future sales levels, the impact of cost reduction programs, and the  level of working capital needed to support the business. The Company uses data developed by its business management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company performs an annual evaluation of its indefinite long-lived assets in October of each year. The Company did not have any impairment for the three months ended March 31, 2009.

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

Income taxes. Deferred income taxes are evaluated on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. These temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could be material. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain but are considered critical due to the amount of deferred taxes recorded on the Company’s consolidated balance sheet.

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

During the three months ended March 31, 2009, there have been no significant changes to the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), entitled “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted. The Company does not expect these pronouncements to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive rights to nonforfeitable dividends should they be granted. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 for non-financial assets did not have a material impact on the Company's financial position, results of operations and cash flows. The adoption of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The application of this guidance at January 1, 2009 did not have a significant impact on the Company’s financial statements.

Note 2.  Inventories

Inventories, net of inventory reserves at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Finished goods	$1,233	$832
Work-in-process	935	800
Raw materials	9,410	14,116
Total inventories, net	$11,578	$15,748

Inventory reserve which is primarily for scrap inventory was $0.8 million and $0.1 million at March 31, 2009 and December 31, 2008, respectively.

Note 3. Property, Plant and Equipment

Property, plant and equipment, net, as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Land	$350	$350
Building and improvements	1,397	1,397
Leasehold improvements	1,238	1,238
Machinery and equipment	5,682	5,682
Office equipment and furniture	1,224	1,224
	9,891	9,891

Less: Accumulated depreciation	(2,018)	(1,731)
Property, plant and equipment, net	$7,873	$8,160

Note 4. Intangible Assets

As part of the acquisition of Concord on October 3, 2006, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(2,589)	$9,810	12 yrs
Non-compete agreements	37	(31)	6	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—
Intangibles, net	$21,833	$(2,620)	$19,213

	December 31, 2008
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(2,330)	$10,069	12 yrs
Non-compete agreements	37	(27)	10	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—
Intangibles, net	$21,833	$(2,357)	$19,476

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities of the Company as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008

Accrued compensation, benefits and commissions	$640	$983
Accrued interest payable	361	357
Accrued professional services	219	233
Accrued insurance	286	273
Accrued property taxes	136	119
Accrued related party stock fee	851	829
Other accrued liabilities	602	276
Total Accrued Expenses and Other Liabilities	$3,095	$3,070

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

At March 31, 2009 and December 31, 2008, the outstanding balance under the Revolving Facility was $0 and $0.3 million, respectively. At March 31, 2009, the Company had $8.4 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at March 31, 2009 and December 31, 2008 was $18.0 million and $19.0 million, respectively. At March 31, 2009 and December 31, 2008, the Company had $4.0 million classified as the current portion of long-term debt and $14.0 million and $15.0 million, respectively, classified as long-term. At both March 31, 2009 and December 31, 2008, the Company was in compliance with all of its financial covenants under the bank credit facilities. These covenants require the Company to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 2.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.50 to 1.00 for the period of four consecutive fiscal quarters ending on or after March 31, 2009.  As of March 31, 2009 the Company’s consolidated leverage ratio was 1.49 and its fixed charge coverage ratio was 1.98. The Company’s  future compliance with its financial covenants under the bank credit facilities will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis. The Company’s failure to comply with these financial covenants could result in a default which if not cured or waived could cause all amounts outstanding under the bank credit facilities to become immediately due and payable.

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

Consequently, the Company believes it may be in violation of one or more of the financial covenants under its Credit Agreement at the end of the second quarter of fiscal 2009, which would result in a default under its Credit Agreement, which if not amended, cured or waived would cause all amounts outstanding under our Credit Agreement to become immediately due and payable.  In the event of a default, we would not have sufficient funds to repay all of the outstanding amounts, which could result in the exercise by the Agent of all of its rights and remedies available to it, such as seizing any and all collateral pledged under the Credit Agreement which would have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.  We have commenced discussions with the Agent under our Credit Agreement to seek an amendment of the Credit Agreement in the second quarter of 2009.  However, no assurance can be given that we will be able to successfully amend our Credit Agreement and avoid a default.  The Company expects to incur upfront fees and higher interest costs as a result of any such amendment. An amendment could also involve other changes to the Credit Agreement not directly related to changing the relevant financial covenant measures that could restrict the Company’s operations.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2009 and December 31, 2008, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 3.48% and 3.79%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement. As of March 31, 2009, the notional amount was approximately $9.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

Market volatility in LIBOR has recently exposed the Company to fluctuations in interest rates on outstanding borrowings provided under the Credit Agreement. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of the date of this filing, however, there can be no assurance that one or more financial institutions will be able to fulfill their funding obligations.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible and (subject to a call by the Company under certain circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014.  As of March 31, 2009 and December 31, 2008, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. As of March 31, 2009 and December 31, 2008, accrued interest on the note was $0.3 million and $0.2 million, respectively and is classified as other long-term liabilities on the accompanying consolidated balance sheets.

Note 7.  Per Share Data

Basic earnings per share is computed using net income and the weighted average number of shares of common stock outstanding.  Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three months ended March 31, 2009, exclude the impact of 1,126 potential shares of common stock issuable upon the conversion of the convertible note (see note 6), 141 potential shares of common stock issuable pursuant to the consulting agreement between the Company and Kanders & Company (see note 12) and 608 potential shares of common stock issuable upon the exercise of stock options, all of which were anti-dilutive. Shares used in the diluted net income per share for the three months ended March 31, 2008, exclude the impact of 602 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive.

The following table shows the computation of the Company’s basic and diluted earnings per share, as adjusted for the Company’s February 20, 2009 one-for-five reverse stock split, for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Basic net (loss) income per share calculation:

Net (loss) income	$(968)	$1,419

Weighted average common shares - basic	8,420	8,367
Basic net (loss) income per share	$(0.11)	$0.17

Diluted net (loss) income per share calculation:

Net (loss) income as reported	$(968)	$1,419
Add: convertible debt interest	13	13
Adjusted net (loss) income	$(955)	$1,432

Weighted average common shares - basic	8,420	8,367
Effect of dilutive stock options	—	—
Effect of convertible note (see Note 6)	—	1,126
Effect of stock fee (see Note 13)	—	73
Weighted average common shares - diluted	8,420	9,566

Diluted net (loss) income per share	$(0.11)	$0.15

Note 8.  Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $114.4 million and research and development credit carry-forwards of $0.4 million at March 31, 2009. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code, as amended.

During the second quarter of  2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it will have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a discrete item via a credit to income tax expense. During the remainder of  2008, the Company released an additional portion of the valuation allowance to income tax expense.

Deferred tax assets were $40.1 million at March 31, 2009 and $39.7 million at December 31, 2008, respectively, net of a valuation allowance of $0.3 million for both periods.

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

The Company’s conclusion, based upon applicable accounting guidelines, that the deferred tax assets noted above is more likely than not to be realized reflects, among other things, its ability to generate taxable income and its projections of future taxable income and includes future years that the Company estimates it would have available net operating loss carryforwards.  While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax assets is materially reduced, additions to the valuation allowance which reduce the deferred tax assets could be recorded. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended, additions to the valuation allowance which would reduce the deferred tax assets could also be recorded.  Any such reduction could have a material adverse effect on the financial condition of the Company.

The Company has an effective tax rate benefit of 34.2% for the three months ended March 31, 2009, which includes the impact of federal alternative minimum tax and state taxes. The Company has an effective tax rate of 5.9% for the three months ended March 31, 2008, which consists of a federal alternative minimum tax and state tax.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

Note 9. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under the Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation to the Plan. For the three months ended March 31, 2009 and 2008 the Company made matching contributions of approximately $29 thousand and $40 thousand, respectively.

Note 10. Stockholders’ Equity

The Company measures compensation costs for all share-based payments (including employee stock options) at fair value and recognizes such costs in the consolidated statements of income. The Company estimates the fair value of share-based payments using the Black-Scholes stock option valuation model and the market price of the Company’s common stock at date of award for restricted stock awards. Total share-based compensation expense for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).  Under the 2007 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock will be initially reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 500,000 shares of the Company’s common stock. Additionally, no more than 1,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan will have a term of ten years expiring on June 21, 2017. For the three months ended March 31, 2009 and 2008, the Company recorded $0.1 million and $0.2 million, respectively, of compensation expense relating to these awards.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”).  The 2007 Annual Incentive Plan allows the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended, which enables the Company to deduct such compensation from its taxable income. As of March 31, 2009, no awards have been issued under this plan.

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

A summary of option activity, excluding performance-based awards, under the Plans for the three months ended March 31, 2009, is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	314	$6.14
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2009	314	$6.14	7.5	$1
Vested or expected to vest at March 31, 2009	314	$6.14	7.5	$1
Exercisable at March 31, 2009	241	$6.10	7.1	$—

A summary of the option activity under the performance-based awards for the three months ended March 31, 2009, is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	294	$6.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2009	294	$6.25	8.75	$—
Vested or expected to vest at March 31, 2009	—	$—	—	$—
Exercisable at March 31, 2009	—	$—	—	$—

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

Note 11.  Commitments and Contingencies

Except as set forth below, the Company is not a party to, nor are any of its properties, subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

Public Offering Securities Litigation

On November 2, 2001, Timothy J. Fox filed a purported class action lawsuit against the Company; FleetBoston Robertson Stephens, Inc., the lead underwriter of the Company’s April 1999 initial public offering; several other underwriters who participated in the initial public offering; Steven J. Snyder, the Company’s then president and chief executive officer; and Thomas M. Donnelly, the Company’s then chief financial officer. The lawsuit was filed in the United States District Court for the Southern District of New York and was assigned to the pretrial coordinating judge for substantially similar lawsuits involving more than 300 other issuers. An amended class action complaint, captioned In re Net Perceptions, Inc. Initial Public Offering Securities Litigation, 01 Civ. 9675 (SAS), was filed on April 22, 2002, expanding the basis for the action to include allegations relating to the Company’s March 2000 follow-on public offering in addition to those relating to its initial public offering.  The action against the Company was coordinated with the other substantially similar class actions as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (the “Coordinated Class Actions”).

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008, post-trial briefs have been submitted and final arguments were held on April 17, 2009. A decision from the Court is expected by this summer.

John F. Steward v. Concord Steel, Inc.

A former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is vigorously defending the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” On August 18, 2008, the Plaintiff served its amended complaint to add as named defendants in addition to Concord, the original named defendant, each of Concord, SIG Acquisition Corp., and CRC. CRC subsequently asserted cross claims against Concord which we intend to defend vigorously and Concord has asserted cross claims against CRC.  The action was settled on a no-admission basis by the Company during April 2009.

Note 12.  Related Party Transactions

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s common stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control.” Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control,” or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended March 31, 2009 and 2008, the Company recorded consulting fees of $0.1 million and $0.1 million, respectively, related to the Consulting Agreement. As of March 31, 2009 and December 31, 2008, the accrued balance due to Kanders & Company under this agreement amounted to $0.9 million and $0.8 million, respectively.

During 2009 and 2008, Kanders & Company was issued 0 and 46 shares, respectively of the Company’s common stock as a stock fee for services provided under the Consulting Agreement.

For the three months ended March 31, 2009 and 2008, the Company reimbursed Clarus Corporation (“Clarus”) an entity it shared office space with until October 1, 2007, an aggregate of $8 thousand and $10 thousand, respectively; for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, the Company’s Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value (see Note 6). The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note.  As of March 31, 2009 and December 31, 2008, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 13.  Derivative Financial Instruments

On January 2, 2007, the Company entered into a derivative or interest rate swap agreement with fair value exposure to reduce interest rate volatility.

The Company recognizes the derivative at fair value within the Consolidated Balance Sheet as other assets or accrued liabilities. As of March 31, 2009, the fair value of the derivative was $0.3 million and reported in accrued liabilities.  Changes in the derivative’s fair value are recognized currently in the Consolidated Statement of Operations as interest expense.  As of March 31, 2009, the change in fair value for the period was $0.1 million.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for its financial instruments and for non-financial instruments as of January 1, 2009. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of March 31, 2009, the Company’s interest rate swap contract is required to be measured at fair value on a recurring basis.

The inputs utilized to determine the fair values of these contracts are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, and spot rates. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	3/31/2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note	$450	$—	$450	$—
Interest rate derivative	$269	$—	$269	$—
Total liabilities measured at fair value	$719	$—	$719	$—

Note 14.  Rights Agreement

On February 11, 2008, the Company entered into an amendment to its shareholder rights agreement (the “Rights Agreement”) that decreases the trigger threshold to 4.9%, from 15%, as the amount of the Company’s outstanding common stock that a person must beneficially own before being deemed to be an “Acquiring Person” under the Rights Agreement. Stockholders who own 4.9% or more of the Company’s outstanding common stock as of the effective date of the amendment would not trigger the Rights Agreement so long as they do not subsequently increase their ownership of the Company’s common stock. The amendment also provides that if a person inadvertently becomes an Acquiring Person by acquiring shares of the Company’s common stock, and thereafter promptly disposes of shares to bring its ownership of shares below 4.9% of the common stock, such person shall not be deemed an Acquiring Person. The Company’s Board of Directors determined that the amendment would be in the best interests of the Company and its stockholders, because it is expected to assist in limiting the number of 5% or more owners and thus is expected to reduce the risk of a possible “change of ownership” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Any such “change of ownership” under these rules would limit or eliminate the ability of the Company to use its existing NOL’s for federal income tax purposes. There is no guarantee that the objective of the amendment of preserving the value of NOL’s will be achieved. There is a possibility that certain stock transactions may be completed by stockholders or prospective stockholders that could trigger a “change of ownership,” and there are other limitations on the use of NOL’s set forth in the Internal Revenue Code of 1986, as amended.

Note 15.  Reverse Stock Split

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to secure necessary financing, our inability to continue to comply with the financial covenants under our credit agreement, our inability to obtain waivers and amendments to our credit agreement in the event of default, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries, changes in our relationship with our unionized employees, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, declines in the businesses of our customers, the loss of any of our major customers, reductions to our deferred tax assets or recognition of such assets and our ability to fully use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008 and described below.  The Company cannot guarantee its future performance.  We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in the Company’s future profitability.  Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Stamford Industrial Group was initially established in 1996 under the name “Net Perceptions, Inc.” as a provider of marketing software solutions.  In 2003, as a result of continuing losses and the decline of its software business, the Company began exploring various strategic alternatives, including sale or liquidation, and ceased the marketing and development of its marketing solutions software business in 2004.  On April 21, 2004, the Company announced an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., an entity owned and controlled by the Company’s Non-Executive Chairman, Warren B. Kanders, for the purpose of initiating a strategy to redeploy the Company’s assets and use its cash, cash equivalent assets and marketable securities to enhance stockholder value.  As part of this strategy, on October 3, 2006, the Company acquired the assets of CRC Acquisition Co. LLC (“CRC”), a manufacturer of steel counterweights doing business as Concord Steel.  With this initial acquisition, management is now focused on building a diversified global industrial manufacturing group through both organic and acquisition growth initiatives that are expected to complement and diversify existing business lines. The Company’s acquisition program is focused on building a diversified industrial growth company providing engineered products and solutions for global niche markets. The Company seeks acquisitions with transactions valued up to $100 million and having an EBITDA range of $5-$15 million.

During the three months ended March 31, 2009, Concord, our wholly-owned subsidiary, entered into a new collective bargaining agreement with employees at its Warren, Ohio facility that are members of the United Steelworkers Union ("Local 2243"). The new collective bargaining agreement, which expires on August 31, 2012, replaces the previous agreement between Concord and Local 2243 that expired on August 31, 2008.

The following management’s discussion and analysis of financial condition and results of operations of Stamford Industrial Group, Inc. should be read in conjunction with the historical financial statements and footnotes of Stamford Industrial Group included elsewhere in this report and in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our future results of operations may change materially from the historical results of operations reflected in Stamford Industrial Group’s historical financial statements.

Consolidated Operating Results for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

REVENUES

Revenue decreased $15.6 million or 47.7% to $17.1 million for the three months ended March 31, 2009 as compared to $32.7 million for the three months ended March 31, 2008. The decrease of $15.6 million is primarily due to price reductions and lower sales volume resulting from decreased demand for our products from existing customers, as a result of decreased spending in commercial and industrial construction end markets.

GROSS MARGIN

Gross margin was $1.9 million or 11.1% of sales for the three months ended March 31, 2009 as compared to $5.6 million or 17.1% of sales for the three months ended March 31, 2008. The 35.1% decrease in gross margin percentage was due to significantly higher costs for raw material and significant price reductions on lower sales volume.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 decreased $0.3 million or 9.1% to $3.0 million as compared to $3.3 million for the three months ended March 31, 2008.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended March 31, 2009, sales and marketing expenses decreased to $0.3 million compared to $0.4 million for the three months ended March 31, 2008 due to lower sales volume.

General and administrative and related party cash fee. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the three months ended March 31, 2009, general and administrative expenses was $2.6 million as compared to $2.7 million for the three months ended March 31, 2008. Legal expense increased $0.3 million and accounting fees increased by $0.2 million offset by a decrease in stock based compensation expense of $0.1 million, a decrease in employee related expenses of $0.3 million due to a reduction in work force and a decrease in other overhead expenses of $0.2 million.

Related party stock compensation. For the three months ended March 31, 2009, the Company had related party stock compensation expense of less than $0.1 million associated with the stock consulting agreement with Kanders & Company as compared to $0.2 million for the three months ended March 31, 2008.

Interest expense. Interest expense was $0.3 million for the three months ended March 31, 2009 compared to interest expense of $0.8 million for the three months ended March 31, 2008. The primary reason for the decrease in interest expense is due to the overall reduction in the Company’s revolving credit agreement and term loan, offset by the mark to market adjustment of $0.1 million on interest rate swap agreements.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $114.4 million and research and development credit carry-forwards of approximately $0.2 million at March 31, 2009. The net operating loss and research and development credit carry-forwards expire in 2011 through 2027 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382, as amended. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability including assumptions based on normalized taxable income patterns. An analysis was performed as of March 31, 2009, which resulted in management’s belief that the deferred tax asset is realizeable based on projected future taxable income. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $40.1 million and $39.7 million at March 31, 2009 and December 31, 2008, net of a valuation allowance of $0.3 million for both periods.

The Company has an effective tax rate benefit of 34.2% for the three months ended March 31, 2009, which includes the impact of a federal alternative minimum tax and state tax. The Company has an effective tax rate of 5.9% for the three months ended March 31, 2008, which consists of a federal alternative minimum tax and state tax. There is no current or deferred federal income tax provision due to the availability of net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) dated October 3, 2006 with LaSalle Bank National Association, as administrative agent (the “Agent”) and the lenders party thereto.

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

At March 31, 2009 and December 31, 2008, the outstanding balance from the revolving credit facility was $0 and $0.3 million, respectively. At March 31, 2009, the Company had $8.4 million available in additional borrowings net of $1.6 million in outstanding letters of credit which have not been drawn upon. The balance under the term loan at March 31, 2009 and December 31, 2008 was $18.0 million and $19.0 million, respectively. At both March 31, 2009 and December 31, 2008, the Company had $4.0 million classified as current and $14.0 million and $15.0 million, respectively, classified as long-term. During the three month period ended March 31, 2009, the Company was in compliance with all financial covenants under the bank credit facilities. These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 2.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.50 to 1.00 for the period of four consecutive quarters ending on or after March 31, 2009.  As of March 31, 2009 our consolidated leverage ratio was 1.49 and our fixed charge coverage ratio was 1.98. The Company’s future compliance with its financial covenants under the bank credit facilities will depend on its ability to generate earnings and manage its assets effectively. The bank credit facilities also have various non-financial covenants, requiring the Company to refrain from taking certain actions and requiring it to take certain actions, such as keeping in good standing the corporate existence, maintaining insurance, and providing the bank lending group with financial information on a timely basis. Our failure to comply with these financial covenants could result in a default which if not cured or waived could cause all amounts outstanding under our bank credit facilities to become immediately due and payable.

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

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate equal to three month variable London Interbank Offer Rate (“LIBOR”), plus an applicable margin ranging from 1.25% to 2.5%, depending on certain conditions, or (ii) an alternate base rate which will be the greater of (a) the Federal Funds rate plus 0.5% or (b) the prime rate publicly announced by the Agent as its prime rate, plus, in both cases, an applicable margin ranging from 0% to 1.0%, depending on certain conditions. At March 31, 2009 and December 31, 2008, the applicable interest rate for the outstanding borrowings under the Credit Agreement was 3.48% and 3.79%, respectively.

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

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement. As of March 31, 2009, the notional amount was approximately $9.8 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

Market volatility in LIBOR has recently exposed the Company to fluctuations in interest rates on outstanding borrowings provided under the Credit Agreement. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of the date of this report, however, there can be no assurance that one or more financial institutions will be able to fulfill their funding obligations.

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible  (and subject to a call by the Company under certain circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014. As of March 31, 2009 and December 31, 2008, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Operating Activities

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2009, reflecting a net loss of $1.0 million and the change in deferred tax assets of $0.4 million offset by depreciation and amortization of $0.6 million, non-cash deferred stock-based compensation expense of $0.1 million and changes in working capital of $2.7 million. The change in working capital is primarily due to the timing of price increases to customers, tight credit markets experienced by our vendors and the timing difference between decreased revenues generated and cash collections. Net cash used in operating activities was $0.5 million for the three months ended March 31, 2008, reflecting net income of $1.4 million, depreciation and amortization of $0.6 million, non-cash deferred stock-based compensation expenses of $0.2 million offset by the impact of changes in working capital of $2.7 million. The change in working capital is primarily due to the timing difference between increased revenues generated and cash collections.

Investing Activities

Investing activities were $0 for the three months ended March 31, 2009. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2008, primarily resulting from implementation of Concord’s new IT platform and the purchase of machinery and equipment.

Financing Activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2009. The net cash used in financing activities was primarily used to pay down a portion of the Company’s line of credit facility in the amount of $0.3 million and to pay down long-term debt in the amount of $1.0 million. Net cash used in financing activities was $0.5 million for the three months ended March 31, 2008. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $0.5 million which was used for working capital expansion and capital expenditures, offset by cash used to pay down long-term debt in the amount of $1.0 million.

We believe that the Company’s Revolving Facility to the extent of no event of default, and cash from operations will be sufficient to meet our expected working capital needs for at least the next twelve months. However, the various sectors of the credit markets and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. If the Company has a need for funding, we believe our liquidity requirements can be satisfied by drawing upon our contractually committed Credit Agreement, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Risk Factors - The Company’s existing credit facility contains financial and restrictive covenants that may limit its ability to operate its business and the Company believes it may be in violation of one or more of these covenants in the second quarter of 2009 which would cause all amounts under the credit facility to become due and payable” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information.

Recent distress in the financial markets has had an adverse impact on financial market activities including among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The Company has assessed the implication of these factors on our current business and determined that there has not been a significant impact on our financial position or liquidity during the three months ended March 31, 2009. However, there can be no assurance that as a result of these conditions there will not be an impact on our future financial position, results of operations or liquidity. Based on available information, we believe the financial institutions syndicated under our Credit Agreement are able to fulfill their commitments as of the date of this filing; however, there can be no assurance that one or more financial institutions will be able to fulfill their funding obligations.

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $0.7 million for fiscal 2009. The Company expects capital expenditures will be funded from cash generated by operations and its revolving credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), entitled “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted. The Company does not expect these pronouncements to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive rights to nonforfeitable dividends should they be granted. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157-2 did not have a material impact on the Company's financial position, results of operations and cash flows. The adoption of SFAS 157 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The application of this guidance at January 1, 2009 did not have a significant impact on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk since December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15(d).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009 are not effective, because of the material weakness described in the Form 10-K for the period ended December 31, 2008, and as described below.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Status of Remediation of the Previously Identified Material Weakness

The following material weakness was disclosed in Item 9A of the Companies Form 10-K for the period ended December 31, 2008 and remains unremediated as of March 31, 2009:

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

In response to the material weakness identified in the fourth quarter 2008, the Company has taken actions to strengthen its control processes and procedures in order to remediate the material weakness as described below. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

•
The Company engaged an outside professional service provider to review the Company’s existing set of internal controls and procedures associated with its physical inventory observation and reconciliation process and make recommended improvements;

•
The Company has taken disciplinary actions and/or made changes with respect to certain personnel as a result of the errors in accounting and failure to account in accordance with generally accepted accounting principles;

•	The Company has made appropriate personnel changes to improve the inventory valuation and the financial reporting requirements required by generally accepted accounting principles;

•
The Company has and will continue to provide additional training to our employees as it relates to inventory valuation and the financial reporting requirements required by generally accepted accounting principles; and

•
The Company has and will continue to review the qualifications and assessment of the Company’s needs with respect to personnel in areas related to inventory, and make appropriate personnel changes and increase supervision and training to effectuate the foregoing changes.

The Company expects to continue to develop new policies and procedures and educate and train its employees on its existing policies and procedures in a continual effort to improve its internal control over financial reporting, and expects to take further actions as appropriate.

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008, post-trial briefs have been submitted and final arguments were held on April 17, 2009. A decision from the Court is expected by this summer.

John F. Steward v. Concord Steel, Inc.

A former employee of CRC Acquisition Corp. filed suit against Concord in June 2007 in the Court of Common Pleas, Trumbull County, Ohio alleging that he was terminated by Concord in August 2006 (prior to the acquisition on October 3, 2006 by Concord (formerly known as SIG Acquisition Corp.) of the assets of CRC Acquisition Co. LLC (“CRC”)) in violation of his rights under the federal Family and Medical Leave Act. Plaintiff John F. Steward seeks compensatory damages in an unstated amount, liquidated damages, injunctive relief and reinstatement to his job. Concord is vigorously defending the action and maintains that CRC is the proper party defendant, denominated as “Concord Steel.” On August 18, 2008, the Plaintiff served its amended complaint to add as named defendants in addition to Concord, the original named defendant, each of Concord, SIG Acquisition Corp., and CRC. CRC subsequently asserted cross claims against Concord which we intend to defend vigorously and Concord has asserted cross claims against CRC.  The action was settled on a no-admission basis by the Company during April 2009.

Item 1A.   Risk Factors

There are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s filings with the Securities and Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

STAMFORD INDUSTRIAL GROUP, INC.

Date: May 11, 2009	By:	/s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jonathan LaBarre
Jonathan LaBarre
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Chief Accounting Officer)

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