Form 10-Q
period 2009-06-30
Stamford Industrial Group, Inc.
filed 2009-08-17
CIK 1078203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 17, 2009, there were outstanding 8,408,787 shares of the registrant’s Common Stock, $0.0001 par value.

STAMFORD INDUSTRIAL GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009

PART I.        FINANCIAL INFORMATION

Item 1.           Financial Statements

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,509	$303
Accounts receivable, net	6,475	9,806
Inventories, net	9,437	15,748
Deferred tax asset, net	—	519
Prepaid expenses and other current assets	110	149
Total current assets	18,531	26,525

Property, plant and equipment, net (Note 3)	4,537	8,160

Deferred financing costs, net	416	493
Intangible assets, net	18,951	19,476
Deferred tax asset, net	—	39,188
Other assets	256	205
Total assets	$42,691	$94,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$286
Current portion of long-term debt (Note 6)	18,000	4,000
Accounts payable	1,842	6,335
Accrued expenses and other liabilities	2,484	3,070
Total current liabilities	22,326	13,691

Long-term debt, less current portion	2,533	17,533
Other long-term liabilities	267	242
Total liabilities	25,126	31,466

Commitments and contingencies (Note 11)

Stockholders’ equity: (Note 10)
Preferred stock — $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock — $0.0001 par value; 100,000 shares authorized; 8,420 shares issued and outstanding at June 30, 2009 and December 31, 2008	3	3
Additional paid-in capital	248,090	247,885
Accumulated deficit	(230,528)	(185,307)
Total stockholders’ equity	17,565	62,581
Total liabilities and stockholders’ equity	$42,691	$94,047

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$12,246	$42,181	$29,360	$74,858
Cost of revenues	11,189	31,116	26,449	58,228
Gross margin	1,057	11,065	2,911	16,630
Operating expenses:
Sales and marketing	211	528	547	943
General and administrative	1,630	3,770	4,187	6,348
Related party cash fee	125	125	250	250
Related party stock compensation	(22)	274	—	451
Asset impairment (Note 3)	3,053	—	3,053	—
Total operating expenses	4,997	4,697	8,037	7,992

(Loss) income from operations	(3,940)	6,368	(5,126)	8,638

Other (expense) income:
Interest income	—	—	—	1
Interest expense	(67)	(504)	(354)	(1,294)
Other income	—	16	1	43
Total other expense, net	(67)	(488)	(353)	(1,250)

(Loss) income before taxes	(4,007)	5,880	(5,479)	7,388

Provision (benefit) for income taxes	40,246	(30,762)	39,742	(30,673)
Net (loss) income	$(44,253)	$36,642	$(45,221)	$38,061

Basic net (loss) income per share	$(5.26)	$4.38	$(5.37)	$4.55
Shares used in basic calculation (Note 15)	8,420	8,371	8,420	8,369

Diluted net (loss) income per share	$(5.26)	$3.81	$(5.37)	$3.97
Shares used in diluted calculation (Note 15)	8,420	9,616	8,420	9,589

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(45,221)	$38,061
Reconciliation of net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	6	290
Depreciation	575	518
Amortization of intangible assets	525	524
Amortization of deferred financing costs	77	77
Deferred income taxes	39,707	(31,447)
Stock-based compensation	149	476
Related party stock compensation	—	451
Asset impairment	3,053	—
Changes in assets and liabilities:
Accounts receivable	3,325	(14,412)
Inventory	6,311	(4,099)
Prepaid expenses and other current assets	39	288
Other assets	(51)	5
Accounts payable	(4,493)	8,598
Accrued expenses and other liabilities	(530)	1,404
Other liabilities	25	26
Net cash provided by operating activities	3,497	760

Cash flows from investing activities:
Capital expenditures for property and equipment	(5)	(484)
Net cash (used in) investing activities	(5)	(484)

Cash flows from financing activities:
Borrowings from revolving credit agreement	—	1,500
Payments on revolving credit agreement	(286)	(500)
Principal payments on long-term debt	(1,000)	(2,000)
Net cash (used in) financing activities	(1,286)	(1,000)

Net increase (decrease) in cash and cash equivalents	2,206	(724)
Cash and cash equivalents at beginning of period	303	1,236
Cash and cash equivalents at end of period	$2,509	$512

Supplemental cash flow disclosures:

Interest paid	$382	$944
Taxes paid	$77	$107

See accompanying notes to the consolidated financial statements.

STAMFORD INDUSTRIAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars and shares in thousands, except per share amounts unless otherwise indicated)

Note 1.  Overview and Basis of Presentation

Overview

Stamford Industrial Group, Inc. (the “Company”, “we”, “our” and “us”), through its wholly-owned subsidiary Concord Steel, Inc.  (“Concord”), is an independent manufacturer of steel counterweights and structural weldments.  The Company sells its products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as elevators and cranes.  The counterweight market the Company targets is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

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

On February 20, 2009, the Company executed a one-for-five reverse stock split of the outstanding shares of common stock. Our common stock is quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol SIDG.PK.  Except as otherwise noted herein, all prior period common stock and per share information included in this Form 10-Q, financial statements and related notes have been adjusted to give effect to this reverse stock split.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, Concord is the borrower under a senior secured credit agreement with Bank of America, N.A. (successor to LaSalle Bank National Association), as administrative agent (the “Administrative Agent”) and the other lenders party thereto (collectively with the Administrative Agent,  the “Lenders”), dated October 3, 2006, as amended pursuant to the First Amendment Agreement and Second Amendment Agreement, dated December 31, 2007 and March 13, 2008, respectively (as so amended, the “Credit Agreement”).  The Credit Agreement is guaranteed by the Company and each of the subsidiaries of Concord (the “Subsidiaries”) and secured by substantially all of the assets of the Company, Concord and the Subsidiaries.  The Credit Agreement established a commitment by the Lenders to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million (the “Term Loan”), (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of up to $10.0 million (the “Revolver Facility”), and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of up to $2.0 million (which expired in accordance with its terms on March 3, 2007).

As of June 30, 2009 the Company’s consolidated leverage ratio was 4.29 and its fixed charge coverage ratio was 0.61, which is a violation of its financial covenants under the Credit Agreement. These violations constitute events of default under the Credit Agreement and the Company has been engaged in discussions with the Lenders with the objective of amending the Credit Agreement in order to address the violations. Pending the resolution of its dialogue with the Lenders, the Company elected not to make a required debt payment on June 30, 2009 to the Lenders in an amount equal to $1.0 million, representing an amortized payment of principal together with interest due, even though it had sufficient cash to make such payment. As a result of default status under the Credit Agreement, the Company reclassified its loan balance due in the amount of $18.0 million under the Credit Agreement to current liabilities for the period ended June 30, 2009.

On August 6, 2009, despite continued dialogue with the Lenders, Concord received a written notice from the Lenders declaring that the principal amount of all obligations of Concord under the Credit Agreement had been accelerated and were immediately due and payable as a result of Concord’s previously disclosed default in the payment of principal and interest in an amount equal to $1.0 million and  violation of several financial covenants contained in the Credit Agreement, including its consolidated leverage ratio and consolidated fixed charge ratio as of June 30, 2009.  In addition, the Lenders exercised their right to set off such obligations against all funds contained in Concord’s principal deposit account with the Administrative Agent resulting in Concord having limited and intermittent access to sufficient funds to support its business operations causing a substantial doubt about its ability to continue as a going concern.  On August 12, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into a letter agreement (the “Letter Agreement”), which was dated August 10, 2009, and which provided for, among other things, rescission of the termination of the Revolver Facility, the June 30 payment default being cured, and the application of all existing funds of Concord and future incoming funds of Concord to repay amounts outstanding under the Term Loan.  In addition, Concord (i) consented to the Lenders’ previous acceleration of the Term Loan as well the Lenders’ continuing ability to apply funds of Concord as prepayments against the Term Loan; and (ii) waived any and all claims it may have against the Lenders.

On August 13, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into a Third Amendment and Temporary Waiver Agreement (the “Amendment and Waiver Agreement”).  Pursuant to the Amendment and Waiver Agreement, Concord’s borrowing access under the Revolver Facility has been reinstated through and including September 12, 2009, solely for purposes of making payments pursuant to a weekly budget that has been approved by the Lenders (the “Reinstated Revolving Facility”).  The Amendment and Waiver Agreement contains a temporary waiver of certain defaults and event of defaults under the Credit Agreement and the temporary suspension of certain representations and warranties under the Credit Agreement to permit Concord to borrow under the Reinstated Revolving Facility.  In addition, pursuant to the Amendment and Waiver Agreement, all funds of Concord shall be subject to a secured lock box and cash management system to be maintained by the Administrative Agent and interest will accrue on borrowings under the Reinstated Revolving Facility at a rate equal to, at Concord’s election, either (a) the greater of (i) LIBOR or (ii) 1%, plus a margin of 6.0%, or (b) the greater of (i) the Federal Funds Rate, (ii) the prime rate publicly announced by the Administrative Agent as its prime rate or (iii) 3.25%, plus a margin of 4.5%.

In connection with the Amendment and Waiver Agreement, Concord has agreed to hire a financial consultant satisfactory to the Lenders to review Concord’s financial condition with the Lenders.  Such consultant will have authority to review and, under certain circumstances confirm, budgeted expenditures during the last fifteen days of the term of the Reinstated Revolving Facility.

The Company and Concord expect to continue negotiations with the Lenders to modify the Credit Agreement in order to address Concord’s ability to continue to comply with the Credit Agreement on an ongoing basis after the expiration of the Reinstated Revolving Facility so that Concord can continue to borrow under the Credit Agreement beyond September 12, 2009. The Company cannot give any assurances that it has or can raise sufficient funds to repay all of the outstanding amounts under the Credit Agreement, that it will be able to successfully enter into an amendment of the Credit Agreement satisfactory to Concord, the Company and the Lenders that will be effective after the expiration of the Reinstated Revolving Facility or that it will be able to otherwise resolve outstanding matters with the Lenders in a manner satisfactory to Concord and the Company.  If the Company is unable to enter into a further amendment of the Credit Agreement in a manner satisfactory to it, the ongoing defaults under the Credit Agreement and the exercise of the Lenders’ available remedies under the Credit Agreement may require the Company, Concord and/or the Subsidiaries to seek reorganization or restructuring, including filing for protection under bankruptcy laws and/or cease operations, which would have a material adverse effect on the market price of the Company’s common stock, its business, financial condition and results of operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals, unless otherwise noted) necessary for a fair presentation of the unaudited consolidated financial statements have been included.  The results of the three and six months ended June 30, 2009 are not necessarily indicative of the results to be obtained for the year ending December 31, 2009.  These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

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

The Company recognizes revenue for amounts billed to customers for scrap metal on a gross basis. Scrap revenues were approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively. Scrap revenues were approximately $3.5 million and $5.4 million for the three and six months ended June 30, 2008, respectively.

Shipping and handling. Amounts billed to customers for shipping and handling costs are included in revenues. Costs incurred for shipping and handling are included in sales and marketing expense. Shipping and handling costs were approximately $0 and $0.2 million for the three and six months ended June 30, 2009, respectively. Shipping and handling costs were approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively.

Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances will be required. Allowance for doubtful accounts for the six months ended June 30, 2009 and December 31, 2008 were $0.1 million and $0.2 million, respectively.

Inventories. Inventories are stated at the lower of cost or market using the average cost method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted (or discounted cash flows for indefinite lived intangible asset) cash flows are less than the related asset (or asset group) carrying value. Future cash flow projections may include assumptions regarding future sales levels, the impact of cost reduction programs, and the  level of working capital needed to support the business. The Company uses data developed by its business management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company performs an annual evaluation of its indefinite long-lived assets in October of each year and more frequently if circumstances warrant (See Notes 3 and 4).

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

Income taxes. Deferred income taxes are evaluated on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. These temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets are reduced by a valuation allowance and any such reduction could be material. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain but are considered critical due to the gross amount of deferred taxes recorded on the Company’s consolidated balance sheet.

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

During the six months ended June 30, 2009, there have been no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See Note 8 for a discussion of a change in management’s estimate related to the valuation allowance for deferred tax assets during the second quarter of 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS  168”).  The FASB Accounting Standards Codification™ (“Codification”) will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of SFAS 168 will have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement was effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of SFAS 165 did not have a significant impact on the determination or reporting of the Company’s financial results.

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), entitled “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted. The adoption of these pronouncements did not have a material impact on the Company's financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive rights to nonforfeitable dividends should they be granted. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Inventories

Inventories, net of inventory reserves at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008

Finished goods	$571	$832
Work-in-process	477	800
Raw materials	8,389	14,116
Total inventories, net	$9,437	$15,748

Inventory reserves, which are primarily for scrap inventory, were $0.3 million and $0.1 million at June 30, 2009 and December 31, 2008, respectively.

Note 3. Property, Plant and Equipment

Property, plant and equipment, net, as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Land	$350	$350
Building and improvements	1,397	1,397
Leasehold improvements	1,238	1,238
Machinery and equipment	5,683	5,682
Office equipment and furniture	1,227	1,224
	9,895	9,891

Less: Accumulated depreciation	(2,305)	(1,731)
Less: Impairment of fixed assets	(3,053)	—
Property, plant and equipment, net	$4,537	$8,160

Concord continues to be adversely affected by the steep drop off in purchasing for the global infrastructure, construction, and residential markets as a result of the global financial crisis. Customers have recently and unexpectedly announced closing or suspending operations at their fabrication facilities. As a result of these recent and unexpected business reductions, Concord has announced the closure of their Essington, Pennsylvania facility by August 31, 2009 and expects to further reduce its work force levels and extend previous temporary layoffs at its Warren, Ohio and Chicago Heights, Illinois manufacturing facilities.

In addition, the Company intends to relocate its Stamford, Connecticut corporate headquarters by the end of August 2009, in efforts to continue to attempt to reduce its fixed cost structure.

In connection with the above noted closure and relocation, the Company recorded an impairment loss on fixed assets for the three months ended June 30, 2009 in the amount of $3.1 million (excluding lease cancellation charges, if any). The impairment charges at gross value include building and improvements of $0.3 million, leasehold improvements of $1.2 million, machinery and equipment of $2.2 million and office equipment of $0.4.

Note 4. Intangible Assets

As part of the acquisition of Concord on October 3, 2006, the Company allocated a portion of the purchase cost to intangible assets consisting of trade names, customer relationships and non-compete agreements. These intangible assets are amortized over their expected useful lives which are between 3 and 12 years using the straight-line method.

Intangible assets, net of amortization at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(2,848)	$9,551	12 yrs
Non-compete agreements	37	(34)	3	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(2,882)	$18,951

	December 31, 2008
	Gross	Accumulated Amortization	Net	Life

Intangibles subject to amortization:
Customer relationships	$12,399	$(2,330)	$10,069	12 yrs
Non-compete agreements	37	(27)	10	3 yrs

Intangibles not subject to amortization:
Trade name	9,397	—	9,397	—

Intangibles, net	$21,833	$(2,357)	$19,476

The Company completed its annual impairment testing of the trade name in the fourth quarter of 2008. However, due to operating results and revenues being below previously forecasted expectations, the Company performed impairment testing again in the second quarter of 2009. This recent evaluation indicated that the trade name is not impaired at this time. As a result of the global recession and its impact on our industry, revenues have fallen significantly in recent months. The Company expects results to improve as general economic conditions improve. If our assessment of relevant facts and circumstances changes, economic conditions fail to improve, or actual performance falls short of expected results, a noncash impairment charge may be required, which could have a material adverse effect on the market price of our common stock, our business, financial condition and results of operations.

Due to the actions taken by our lenders (see Note 6) during the third quarter of 2009, a failure to negotiate a long-term lending agreement would likely result in another triggering event under FAS 142, which could ultimately lead to a re-assessment of the useful lives of the intangible assets and a material noncash impairment charge in the third quarter of 2009.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities of the Company as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008

Accrued compensation, benefits and commissions	$485	$983
Accrued interest payable	228	357
Accrued professional services	208	233
Accrued insurance	81	273
Accrued property taxes	64	119
Accrued related party stock fee	829	829
Other accrued liabilities	589	276
Total Accrued Expenses and Other Liabilities	$2,484	$3,070

Note 6. Long-Term Debt and Notes Payable

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) dated October 3, 2006 with LaSalle Bank National Association which was acquired by Bank of America on October 1, 2007, as administrative agent (the “Agent”) and the lenders party thereto, (collectively, the “Lenders”).

The Credit Agreement established a commitment by the Lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007, the date the capital expenditure facility expired. On March 13, 2008, the Company entered into a second amendment to the Credit Agreement to provide for, among other things, revisions to certain of the financial covenants under the bank credit facilities discussed above.  These covenants require the Company to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 2.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.50 to 1.00 for the period of four consecutive fiscal quarters ending on or after March 31, 2009.

At June 30, 2009 and December 31, 2008, the outstanding balance under the Revolving Facility was $0 and $0.3 million, respectively. At June 30, 2009, the Company had $0 available in additional borrowings net of $1.6 million in outstanding letters of credit which cannot be drawn upon due to the Company’s default under the Credit Agreement. The balance under the term loan at June 30, 2009 and December 31, 2008 was $18.0 million and $19.0 million, respectively.

As of June 30, 2009 the Company’s consolidated leverage ratio was 4.29 and its fixed charge coverage ratio was 0.61, which is a violation of its financial covenants under the Credit Agreement. These violations constitute events of default under the Credit Agreement and the Company has been engaged in discussions with the Lenders with the objective of amending the Credit Agreement in order to address the violations. Pending the resolution of its dialogue with the Lenders, the Company elected not to make a required debt payment on June 30, 2009 to the Lenders in an amount equal to $1.0 million, representing an amortized payment of principal together with interest due, even though it had sufficient cash to make such payment. As a result of default status under the Credit Agreement, the Company reclassified its loan balance due in the amount of $18.0 million under the Credit Agreement to current liabilities for the period ended June 30, 2009.

On August 6, 2009, despite continued dialogue with the Lenders, Concord received a written notice from the Lenders declaring that the principal amount of all obligations of Concord under the Credit Agreement had been accelerated and were immediately due and payable as a result of Concord’s previously disclosed default in the payment of principal and interest in an amount equal to $1.0 million and violation of several financial covenants contained in the Credit Agreement, including its consolidated leverage ratio and consolidated fixed charge ratio as of June 30, 2009.  In addition, the Lenders exercised their right to set off such obligations against all funds contained in Concord’s principal deposit account with the Administrative Agent resulting in Concord having limited and intermittent access to sufficient funds to support its business operations causing a substantial doubt about its ability to continue as a going concern.

Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Administrative Agent, with the consent of the Lenders, could, without limitation, take the following actions: (i) terminate all of the commitments to loan money or issue letters of credit under the Credit Agreement, (ii) declare all amounts due under the Credit Agreement immediately due and payable, (iii) increase the rate of interest on the outstanding loans by two percent per annum, and/or (iv) exercise all of its rights and remedies under the Credit Agreement and related security documents and applicable law, including any rights to seize substantially all of the Company’s assets, which could adversely affect the Company’s ability to continue to operate as a going concern. The Lenders have, however, informed the Company that, while they will not make any further loans under the Credit Agreement until the defaults are cured, they are not currently planning to declare the loans under the Credit Agreement due and payable subject to continuing discussions.

On August 12, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into a letter agreement (the “Letter Agreement”), which was dated August 10, 2009, and which provided for, among other things, rescission of the termination of the Revolver Facility, the June 30 payment default being cured, and the application of all existing funds of Concord and future incoming funds of Concord to repay amounts outstanding under the Term Loan.  In addition, Concord (i) consented to the Lenders’ previous acceleration of the Term Loan as well the Lenders’ continuing ability to apply funds of Concord as prepayments against the Term Loan; and (ii) waived any and all claims it may have against the Lenders.

On August 13, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into a Third Amendment and Temporary Waiver Agreement (the “Amendment and Waiver Agreement”).  Pursuant to the Amendment and Waiver Agreement, Concord’s borrowing access under the Revolver Facility has been reinstated through and including September 12, 2009, solely for purposes of making payments pursuant to a weekly budget that has been approved by the Lenders (the “Reinstated Revolving Facility”).  The Amendment and Waiver Agreement contains a temporary waiver of certain defaults and event of defaults under the Credit Agreement and the temporary suspension of certain representations and warranties under the Credit Agreement to permit Concord to borrow under the Reinstated Revolving Facility.  In addition, pursuant to the Amendment and Waiver Agreement, all funds of Concord shall be subject to a secured lock box and cash management system to be maintained by the Administrative Agent and interest will accrue on borrowings under the Reinstated Revolving Facility at a rate equal to, at Concord’s election, either (a) the greater of (i) LIBOR or (ii) 1%, plus a margin of 6.0%, or (b) the greater of (i) the Federal Funds Rate, (ii) the prime rate publicly announced by the Administrative Agent as its prime rate or (iii) 3.25%, plus a margin of 4.5%.

In connection with the Amendment and Waiver Agreement, Concord has agreed to hire a financial consultant satisfactory to the Lenders to review Concord’s financial condition with the Lenders.  Such consultant will have authority to review and, under certain circumstances confirm, budgeted expenditures during the last fifteen days of the term of the Reinstated Revolving Facility.

The Company and Concord expect to continue negotiations with the Lenders to modify the Credit Agreement in order to address Concord’s ability to continue to comply with the Credit Agreement on an ongoing basis after the expiration of the Reinstated Revolving Facility so that Concord can continue to borrow under the Credit Agreement beyond September 12, 2009. The Company cannot give any assurances that it has or can raise sufficient funds to repay all of the outstanding amounts under the Credit Agreement, that it will be able to successfully enter into an amendment of the Credit Agreement satisfactory to Concord, the Company and the Lenders that will be effective after the expiration of the Reinstated Revolving Facility or that it will be able to otherwise resolve outstanding matters with the Lenders in a manner satisfactory to Concord and the Company.  If the Company is unable to enter into a further amendment of the Credit Agreement in a manner satisfactory to it, the ongoing defaults under the Credit Agreement and the exercise of the Lenders’ available remedies under the Credit Agreement may require the Company, Concord and/or the Subsidiaries to seek reorganization or restructuring, including filing for protection under bankruptcy laws and/or cease operations, which would have a material adverse effect on the market price of the Company’s common stock, its business, financial condition and results of operations.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, the Agent for the benefit of the Lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries. The Credit Agreement expires on October 2, 2011.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement. As of June 30, 2009, the notional amount was approximately $9.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014.  As of June 30, 2009 and December 31, 2008, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. As of June 30, 2009 and December 31, 2008, accrued interest on the note was $0.3 million and $0.2 million, respectively and is classified as other long-term liabilities on the accompanying consolidated balance sheets.

Note 7.  Per Share Data

Basic earnings per share is computed using net income and the weighted average number of shares of common stock outstanding.  Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, convertible notes and restricted stock awards. Shares used in the diluted net income per share for the three and six months ended June 30, 2009, exclude the impact of 1,126 potential shares of common stock issuable upon the conversion of the convertible note (see note 6), 141 potential shares of common stock issuable pursuant to the consulting agreement between the Company and Kanders & Company (see note 12) and 638 potential shares of common stock issuable upon the exercise of stock options, all of which were anti-dilutive. Shares used in the diluted net income per share for the three months ended June 30, 2008, exclude the impact of 597 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive. Shares used in the diluted net income per share for the six months ended June 30, 2008, exclude the impact of 602 potential shares of common stock issuable upon the exercise of stock options, which were anti-dilutive.

The following table shows the computation of the Company’s basic and diluted earnings per share, as adjusted for the Company’s February 20, 2009 one-for-five reverse stock split, for the three and six months ended June 30, 2009 and 2008, respectively (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic net (loss) income per share calculation:

Net (loss) income	$(44,253)	$36,642	$(45,221)	$38,061

Weighted average common shares - basic	8,420	8,371	8,420	8,369
Basic net (loss) income per share	$(5.26)	$4.38	$(5.37)	$4.55

Diluted net (loss) income per share calculation:

Net (loss) income	$(44,253)	$36,642	$(45,221)	$38,061

Weighted average common shares - basic	8,420	8,371	8,420	8,369
Effect of dilutive stock options	—	5	—	—
Effect of convertible note (see Note 6)	—	1,126	—	1,126
Effect of stock fee (see Note 12)	—	114	—	94
Weighted average common shares - diluted	8,420	9,616	8,420	9,589

Diluted net (loss) income per share	$(5.26)	$3.81	$(5.37)	$3.97

Note 8.  Income Taxes

For federal income tax purposes, the Company has available net operating loss carry-forwards of approximately $118.4 million and research and development credit carry-forwards of $0.4 million at June 30, 2009. The net operating loss and research and development credit carry-forwards expire in 2011 through 2026, if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382 of the Internal Revenue Code, as amended.

Deferred tax assets were $0 at June 30, 2009 and $39.7 million at December 31, 2008, respectively, net of valuation allowances of $41.6 million and $0.3 million, respectively.

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

The Company has updated its assessment of the realizability of its deferred tax assets in connection with, among other things, Concord’s steep drop off in sales, continued poor economic conditions, the Company’s previously disclosed violations of its senior secured credit facility as of June 30, 2009, ongoing discussions with its senior secured Lenders with the Lenders under its Credit Agreement so that Concord can continue to borrow under the Credit Agreement beyond September 12, 2009, recent events and related concerns of whether it will be able to continue as a going concern. Based on management’s assessment of these factors and its current belief that the Company will not likely realize sufficient taxable income in future years to utilize its deferred tax assets, the Company has recorded a full valuation allowance of approximately $41.6 million against its deferred tax assets in the quarter ended June 30, 2009.

During the three months ended June 30, 2008, based on the Company’s revised projections for future taxable income over the periods that the Company's deferred tax assets are deductible, the Company determined that it was more likely than not that it would have future taxable income sufficient to realize an additional portion of the Company’s net deferred tax assets and therefore released a significant portion of the remaining valuation allowance as a discrete item via a credit to income tax expense. During the remainder of 2008, the Company released an additional portion of the valuation allowance to income tax expense.

The Company has an effective tax rate provision of 1004.4% and 725.4% for the three and six months ended June 30, 2009, respectively, which includes the impact of a full valuation allowance against deferred tax assets of $41.6 million recorded in the quarter ended June 30, 2009, federal alternative minimum tax and state taxes. The Company has an effective tax rate benefit of 523.2% and 415.2% for the three and six months ended June 30, 2008, respectively. The significant change in the Company’s effective tax rate is primarily due to the reversal of the previously recorded valuation allowance in the second quarter of 2008 and the increase of the valuation allowance in the second quarter of 2009 resulting from revised forecasts.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

Note 9. Employee Benefit Plan

The Company sponsors a 401(k) Plan (the "Plan"), covering substantially all employees of the Company. Under the Plan, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation to the Plan. For the three months ended June 30, 2009 and 2008 the Company made matching contributions of approximately $24 thousand and $42 thousand, respectively. For the six months ended June 30, 2009 and 2008 the Company made matching contributions of approximately $53 thousand and $82 thousand, respectively.

Note 10. Stockholders’ Equity

The Company measures compensation costs for all share-based payments (including employee stock options) at fair value and recognizes such costs in the consolidated statements of income. The Company estimates the fair value of share-based payments using the Black-Scholes stock option valuation model and the market price of the Company’s common stock at date of award for restricted stock awards. Total share-based compensation expense for the three and six months ended June 30, 2009 was $0 and $0.1 million, respectively. Total share-based compensation expense for the three and six months ended June 30, 2008 was $0.3 million and $0.5 million, respectively.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).  Under the 2007 Stock Incentive Plan, 2,000,000 shares of the Company’s common stock have been reserved for issuance and available for awards, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s common stock outstanding at the beginning of each fiscal year (the “Annual Share Increase”). Awards under the 2007 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of common stock, restricted units and performance awards. Awards under the 2007 Stock Incentive Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any subsidiary of the Company. In any calendar year, no participant may receive awards under the 2007 Stock Incentive Plan for more than 500,000 shares of the Company’s common stock. Additionally, no more than 1,500,000 of the total shares of common stock available for issuance under the 2007 Stock Incentive Plan may be granted in the form of restricted shares, restricted units or performance awards, subject to an automatic annual increase, beginning with January in year 2008 and continuing through January in year 2017, equal to 75% of the total number of shares of the Company’s common stock increased pursuant to the Annual Share Increase. The 2007 Stock Incentive Plan expires on June 21, 2017. For the three and six months ended June 30, 2009 and 2008, the Company recorded $0 and $0.1 million, respectively, of compensation expense relating to these awards.

On June 30, 2009, the Company’s Board of Directors granted a stock option award to each of our non-employee directors to purchase 15,000 shares of the Company’s common stock with an exercise price of $1.65 per share, under the 2007 Stock Incentive Plan. These stock options will vest and become exercisable in four equal consecutive quarterly tranches commencing on September 30, 2009.

On June 21, 2007, the Company’s stockholders approved the Company’s 2007 Annual Incentive Plan (the “2007 Annual Incentive Plan”).  The 2007 Annual Incentive Plan allows the Company to award certain executive officers of the Company or any subsidiary of the Company, with “performance-based compensation” as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended, which enables the Company to deduct such compensation from its taxable income. As of June 30, 2009, no awards have been issued under this plan.

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

A summary of option activity, excluding performance-based awards, under the Plans for the six months ended June 30, 2009, is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	314	$6.14
Granted	30	1.65
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2009	344	$5.75	7.8	$1
Vested or expected to vest at June 30, 2009	344	$5.75	7.8	$1
Exercisable at June 30, 2009	262	$6.11	7.4	$—

A summary of the option activity under the performance-based awards for the six months ended June 30, 2009, is presented below:

Performance Options	Shares (000)	Weighted Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	294	$6.25
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2009	294	$6.25	8.50	$—
Vested or expected to vest at June 30, 2009	—	$—	—	$—
Exercisable at June 30, 2009	—	$—	—	$—

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008, post-trial briefs have been submitted and final arguments were held on April 17, 2009. A decision from the Court is expected during the third quarter of 2009.

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

The Consulting Agreement provides for Kanders & Company to receive a fee equal to (i) $0.5 million in cash per year during the term of the Consulting Agreement, payable monthly, and (ii) 1% of the amount by which the Company’s revenues as reported in the Company’s Form 10-K, or if no such report is filed by the Company, as reflected in the Company’s audited financial statements for the applicable fiscal year, exceeds $60.0 million, payable in shares of common stock of the Company (the “Stock Fee”) valued at the weighted average price of the Company’s common stock for the applicable fiscal year. Upon a “change-in-control” (as defined in the Consulting Agreement), Kanders & Company will be entitled to a one-time lump sum cash payment equal to three times the average amount Kanders & Company received during each of the two fiscal years preceding such “change-in-control,” subject to certain limitations as set forth in the Consulting Agreement. Upon the death or permanent disability of Mr. Kanders, the Company has agreed to make a one-time lump sum cash payment to Kanders & Company equal to that amount Kanders & Company would be entitled to receive upon a “change-in-control.” Upon payment of the amounts due to Kanders & Company either upon the occurrence of a “change-in-control,” or upon the death or permanent disability of Mr. Kanders, the Consulting Agreement will terminate. For the three months ended June 30, 2009 and 2008, the Company recorded consulting fees of $0.1 million and $0.4 million, respectively, related to the Consulting Agreement. For the six months ended June 30, 2009 and 2008, the Company recorded consulting fees of $0.2 million and $0.7 million, respectively, related to the Consulting Agreement. As of June 30, 2009 and December 31, 2008, the accrued balance due to Kanders & Company under this agreement amounted to $0.8 million.

During 2009 and 2008, Kanders & Company was issued 0 and 46 shares, respectively of the Company’s common stock as a stock fee for services provided under the Consulting Agreement.

For the three months ended June 30, 2009 and 2008, the Company reimbursed Clarus Corporation (“Clarus”) an entity it shared office space with until October 1, 2007, an aggregate of $12 thousand and $8 thousand, respectively; and for the six months ended June 30, 2009 and 2008, the Company reimbursed Clarus $20 thousand and $18 thousand, respectively, for telecommunication, professional and general office expenses which Clarus incurred on behalf of the Company. Warren B. Kanders, the Company’s Non-Executive Chairman, also serves as the Executive Chairman of Clarus.

On April 21, 2004, the Company closed on an investment into the Company by Olden for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value (see Note 6). The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible (and subject to a call by the Company under certain circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million. The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note. The note matures on April 21, 2014 unless accelerated earlier as provided by the note.  As of June 30, 2009 and December 31, 2008, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt.

Note 13.  Derivative Financial Instruments

On January 2, 2007, the Company entered into a derivative or interest rate swap agreement with fair value exposure to reduce interest rate volatility.

The Company recognizes the derivative at fair value within the Consolidated Balance Sheet as other assets or accrued liabilities. As of June 30, 2009, the fair value of the derivative was $0.2 million and is reported as a component of accrued liabilities.  Changes in the derivative’s fair value are recognized currently in the Consolidated Statement of Operations as interest expense.  As of June 30, 2009, the change in fair value for the period was $0.2 million.

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

As of June 30, 2009, the Company’s interest rate swap contract is required to be measured at fair value on a recurring basis.

The inputs utilized to determine the fair values of these contracts are determined using published market prices or estimates based on observable inputs such as interest rates, yield curves, and spot rates. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate derivative	$199	$—	$—	$199
Total liabilities measured at fair value	$199	$—	$—	$199

The carrying value of cash and cash equivalents, trade accounts and notes receivables, accounts payable, accrued liabilities and short-term borrowings contained in the consolidated balance sheet approximates fair value due to their short-term nature.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2009		December 31, 2008
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Bank debt	$18.0	$16.9	$19.0	$18.8

Note 14.  Reverse Stock Split

On February 20, 2009, a reverse stock split of the Company’s outstanding shares of common stock at an exchange ratio of one-for-five became effective after the Company filed an Amendment to its Amended and Restated Certificate of Incorporation. As a result of the reverse stock split, the number of outstanding shares of the Company’s common stock was reduced from 42,043,935 shares to approximately 8,408,787. Our common stock is quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol “SIDG.PK”. All previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the reverse stock split.

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

Note 15.  Subsequent Event

The Company has evaluated subsequent events through August 17, 2009, the date these financial statements were issued and filed on edgar.

Concord continues to be adversely affected by the steep drop off in purchasing for the global infrastructure, construction, and residential markets as a result of the global financial crisis. Customers have recently and unexpectedly announced closing or suspending operations at their fabrication facilities. As a result of these recent and unexpected business reductions, Concord has announced the closure of their Essington, Pennsylvania facility by August 31, 2009 and expects to further reduce its work force levels and extend previous temporary layoffs at its Warren, Ohio and Chicago Heights, Illinois manufacturing facilities.

In addition, the Company intends to relocate its Stamford, Connecticut corporate headquarters by the end of August 2009, in efforts to continue to reduce its fixed cost structure.

As a result of management’s decision in the second quarter of 2009 regarding the actions listed above, the Company recorded an estimated pre-tax non-cash charge for fixed asset impairments in the quarter ended June 30, 2009 of $3.1 million (excluding lease cancellation charges, if any).  The Company is evaluating its lease obligations to determine and estimate future lease termination payments, if any, however it is presently unable in good faith to make such estimates at the time of this filing.

The Company does not expect the Essington closing or the extension of temporary work force reductions to affect Concord’s ability to continue to serve its customers for counterweights and weldment products from its manufacturing facilities located in Chicago Heights, Illinois and Warren, Ohio.

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

These forward-looking and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our inability to secure necessary financing, our  inability to satisfactorily cure existing defaults under our credit agreement and continue to comply with the financial covenants and other obligations under our credit agreement or otherwise continue to operate as a going concern, our ability to restore borrowings under our credit agreement beyond September 12, 2009, our inability to implement our acquisition growth strategy and integrate and successfully manage any businesses that we acquire, our inability to continue to generate revenues at historic levels in our newly acquired operating divisions, changes in the demand for counterweights, changes in the elevator or construction industries, changes in our relationship with our unionized employees, the current economic downturn and its effect on the credit and capital markets as well as the industries and customers that utilize our products, declines in the businesses of our customers, the loss of any of our major customers, reductions to our deferred tax assets or recognition of such assets and our ability to fully use our net operating loss carry forward, and the risks and uncertainties set forth in the section headed “Risk Factors” of Part I, Item 1A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008 and described below.  The Company cannot guarantee its future performance.  We cannot assure you that we will be successful in the implementation of our growth strategy or that any such strategy will result in the Company’s future profitability.  Our failure to successfully implement our growth strategy could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

OVERVIEW

Stamford Industrial Group, through its wholly-owned subsidiary Concord, is a leading independent manufacturer of steel counterweights and structural weldments.  We sell our products primarily in the United States to original equipment manufacturers (“OEM”) of certain construction and industrial related equipment that employ counterweights for stability through counterweight leverage in the operation of equipment used to hoist heavy loads, such as aerial work platforms, elevators and cranes.  The counterweight market we target is primarily comprised of OEMs within the (i) commercial and industrial construction equipment industry that manufactures aerial work platforms, telehandlers, scissor lifts, cranes, and a variety of other construction related equipment and vehicles; and (ii) the elevator industry, that incorporates counterweights as part of the overall elevator operating mechanism to balance the weight of the elevator cab and load.

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

Consolidated Operating Results for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

REVENUES

Revenues decreased $30.0 million or 71.1% to $12.2 million for the three months ended June 30, 2009 as compared to $42.2 million for the three months ended June 30, 2008. The decrease of $30.0 million is primarily due to lower sales volume and price reductions resulting from decreased demand for our products from existing customers, as a result of decreased spending in commercial and industrial construction end markets.

GROSS MARGIN

Gross margin was $1.1 million or 9.0% of sales for the three months ended June 30, 2009 as compared to $11.1 million or 26.3% of sales for the three months ended June 30, 2008. The 65.8% decrease in gross margin percentage was due to lower sales volume and the related under absorption of fixed costs and higher raw material costs, partially offset by lower operating expenses as a result of cost reduction initiatives.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2009 increased $0.3 million or 6.4% to $5.0 million as compared to $4.7 million for the three months ended June 30, 2008. Excluding the asset impairment charge of $3.1 million, operating expenses for the three months ended June 30, 2009 decreased $2.8 million or 59.6% as compared to the prior period.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the three months ended June 30, 2009, sales and marketing expenses decreased to $0.2 million compared to $0.5 million for the three months ended June 30, 2008 due to lower freight and employee related expenses.

General and administrative and related party cash fee. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the three months ended June 30, 2009, general and administrative expenses and related party cash fee were $1.8 million as compared to $3.9 million for the three months ended June 30, 2008. Accounting fees increased by $0.1 million offset by a decrease in legal expense of $0.6 million, reduction in stock based compensation expense of $0.2 million, a decrease in employee related expenses of $0.6 million due to a reduction in work force and a 10% salary reduction affecting certain officers and higher salaried employees, transaction costs of $0.5 million and bad debt costs of $0.3 million.

Related party stock compensation. For the three months ended June 30, 2009, the Company had related party stock compensation expense of $0 associated with the stock consulting agreement with Kanders & Company as compared to $0.3 million for the three months ended June 30, 2008.

Asset impairment. Asset impairment charges for the three months ended June 30, 2009 were $3.1 million and primarily consisted of fixed asset impairment loss associated with the planned closure of our Essington, Pennsylvania facility and the planned relocation of our Corporate office. There were no asset impairment charges for the three months ended June 30, 2008.

Interest expense. Interest expense was $0.1 million for the three months ended June 30, 2009 compared to interest expense of $0.5 million for the three months ended June 30, 2008. The primary reason for the decrease in interest expense is due to the overall reduction in the Company’s revolving credit agreement and term loan, and a favorable mark to market adjustment of $0.1 million on interest rate swap agreements.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $118.4 million and research and development credit carry-forwards of approximately $0.2 million at June 30, 2009. The net operating loss and research and development credit carry-forwards expire in 2011 through 2027 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382, as amended. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $0 and $39.7 million at June 30, 2009 and December 31, 2008, net of valuation allowances of $41.6 million and $0.3 million, respectively.

The Company had an effective tax rate provision of 1,004.4% for the three months ended June 30, 2009, which includes the impact of a full valuation allowance against deferred tax assets of $41.6 million recorded in the quarter ended June 30, 2009, federal alternative minimum tax and state taxes. The Company has an effective tax rate benefit of 415.2% for the six months ended June 30, 2008. The significant change in the Company’s effective tax rate is primarily due to the reversal of the previously recorded valuation allowance in the second quarter of 2008 and the increase of the valuation allowance in the second quarter of 2009 resulting from revised forecasts.

Consolidated Operating Results for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

REVENUES

Revenues decreased $45.5 million or 60.7% to $29.4 million for the six months ended June 30, 2009 as compared to $74.9 million for the six months ended June 30, 2008. The decrease of $45.5 million is primarily due to lower sales volume and price reductions resulting from decreased demand for our products from existing customers, as a result of decreased spending in commercial and industrial construction end markets.

GROSS MARGIN

Gross margin was $2.9 million or 9.9% of sales for the six months ended June 30, 2009 as compared to $16.6 million or 22.2% of sales for the six months ended June 30, 2008. The 55.4% decrease in gross margin percentage was due to price reductions and lower sales volume and the related under absorption of fixed costs and higher raw material costs, partially offset by lower operating expenses as a result of cost reduction initiatives.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2009 remained constant at $8.0 million compared to the six months ended June 30, 2008. Excluding the asset impairment charge of $3.1 million, operating expenses for the six months ended June 30, 2009 decreased $3.1 million or 38.8% as compared to the six months ended June 30, 2008.

Sales and marketing. Sales and marketing expenses consisted primarily of freight costs, salaries, other employee-related costs, commissions and other incentive compensation, travel and entertainment and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. For the six months ended June 30, 2009, sales and marketing expenses decreased to $0.5 million compared to $0.9 million for the six months ended June 30, 2008 due to a decrease in freight costs of $0.3 million and a reduction in travel and other expenses of $0.1 million.

General and administrative and related party cash fee. General and administrative expenses consist primarily of employee compensation, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent expenses. For the six months ended June 30, 2009, general and administrative expenses were $4.4 million as compared to $6.6 million for the six months ended June 30, 2008. Accounting fees increased by $0.2 million offset by a decrease in legal expense of $0.3 million, reduction in stock based compensation expense of $0.3 million, a decrease in employee related expenses of $0.9 million due to a reduction in work force and a 10% salary reduction affecting certain officers and higher salaried employees, transaction costs of $0.5 million, bad debt costs of $0.3 million and a decrease in other overhead expenses of $0.1 million.

Related party stock compensation. For the six months ended June 30, 2009, the Company had no related party stock compensation expense associated with the stock consulting agreement with Kanders & Company as compared to $0.5 million for the six months ended June 30, 2008.

Asset impairment. Asset impairment charges for the six months ended June 30, 2009 were $3.1 million and primarily consisted of fixed asset impairment loss associated with the closure of our Essington, Pennsylvania facility and the relocation of our Corporate office. There were no asset impairment charges for the six months ended June 30, 2008.

Interest expense. Interest expense was $0.4 million for the six months ended June 30, 2009 compared to interest expense of $1.3 million for the six months ended June 30, 2008. The primary reason for the decrease in interest expense is due to the overall reduction in the Company’s revolving credit agreement and term loan, and a favorable mark to market adjustment of $0.2 million on interest rate swap agreements.

PROVISION FOR INCOME TAXES

For income tax purposes, the Company has available federal net operating loss carry-forwards of approximately $118.4 million and research and development credit carry-forwards of approximately $0.2 million at June 30, 2009. The net operating loss and research and development credit carry-forwards expire in 2011 through 2027 if not previously utilized. The utilization of these carry-forwards may be subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382, as amended. If the Company were to be acquired at its recent stock value such that Section 382 is applicable, this would eliminate the ability to use a substantial majority of these carry-forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates about the Company’s future profitability. The estimates associated with the valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded on the consolidated balance sheet and the judgment required in determining the Company’s future profitability. Deferred tax assets were $0 and $39.7 million at June 30, 2009 and December 31, 2008, net of valuation allowances of $41.6 million and $0.3 million, respectively.

The Company has an effective tax rate provision of 725.4% for the six months ended June 30, 2009, which includes the impact of a full valuation allowance against deferred tax assets of $41.6 million recorded in the quarter ended June 30, 2009, federal alternative minimum tax and state taxes. The Company has an effective tax rate benefit of 415.2% for the six months ended June 30, 2008. The significant change in the Company’s effective tax rate is primarily due to the reversal of the previously recorded valuation allowance in the second quarter of 2008 and the increase of the valuation allowance in the second quarter of 2009 resulting from revised forecasts.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In connection with the Company’s acquisition of the assets of Concord, Concord entered into a senior secured credit facility (the “Credit Agreement”) dated October 3, 2006 with LaSalle Bank National Association which was acquired by Bank of America on October 1, 2007, as administrative agent (the “Agent”) and the lenders party thereto, (collectively, the “Lenders”).

The Credit Agreement established a commitment by the Lenders to Concord to provide up to $40.0 million in the aggregate of loans and other financial accommodations consisting of (i) a five-year senior secured term loan in an aggregate principal amount of $28.0 million, (ii) a five-year senior secured revolving credit facility in the aggregate principal amount of $10.0 million (the “Revolving Facility”) and (iii) a five-year senior secured capital expenditure facility in the aggregate principal amount of $2.0 million. The Revolving Facility is further subject to a borrowing base consisting of up to 85% of eligible accounts receivable and up to 55% of eligible inventory. The Revolving Facility includes a sublimit of up to an aggregate amount of $5.0 million in letters of credit and a sublimit of up to an aggregate amount of $2.5 million in swing line loans. The capital expenditure facility permitted the Company to draw funds for the purchase of machinery and equipment during the 6-month period ended March 3, 2007, and then converted into a 4.5-year term loan. Immediately following the closing of the Concord acquisition, the Company drew down approximately $31.3 million and had additional availability under the Revolving Facility of approximately $6.7 million. There were no amounts drawn under the capital expenditure facility at the time of closing of the credit facility nor were there any amounts drawn down prior to March 3, 2007, the date the capital expenditure facility expired. On March 13, 2008, the Company entered into a second amendment to the Credit Agreement to provide for, among other things, revisions to certain of the financial covenants under the bank credit facilities discussed above.  These covenants require the Company to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 2.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.50 to 1.00 for the period of four consecutive fiscal quarters ending on or after March 31, 2009.

At June 30, 2009 and December 31, 2008, the outstanding balance under the Revolving Facility was $0 and $0.3 million, respectively. At June 30, 2009, the Company had $0 available in additional borrowings net of $1.6 million in outstanding letters of credit which cannot be drawn upon due to the Company’s default under the Credit Agreement. The balance under the term loan at June 30, 2009 and December 31, 2008 was $18.0 million and $19.0 million, respectively.

As of June 30, 2009, the Company’s consolidated leverage ratio was 4.29 and its fixed charge coverage ratio was 0.61, which is a violation of its financial covenants under the Credit Agreement. These violations constitute events of default under the Credit Agreement and the Company has been engaged in discussions with the Lenders with the objective of amending the Credit Agreement in order to address the violations. Pending the resolution of its dialogue with the Lenders, the Company elected not to make a required debt payment on June 30, 2009 to the Lenders in an amount equal to $1.0 million, representing an amortized payment of principal together with interest due, even though it had sufficient cash to make such payment. As a result of default status under the Credit Agreement, the Company reclassified its loan balance due in the amount of $18.0 million under the Credit Agreement to current liabilities for the period ended June 30, 2009.

On August 6, 2009, despite continued dialogue with the Lenders, Concord received a written notice from the Lenders declaring that the principal amount of all obligations of Concord under the Credit Agreement had been accelerated and were immediately due and payable as a result of Concord’s previously disclosed default in the payment of principal and interest in an amount equal to $1.0 million and violation of several financial covenants contained in the Credit Agreement, including its consolidated leverage ratio and consolidated fixed charge ratio as of June 30, 2009.  In addition, the Lenders exercised their right to set off such obligations against all funds contained in Concord’s principal deposit account with the Administrative Agent resulting in Concord having limited and intermittent access to sufficient funds to support its business operations causing a substantial doubt about its ability to continue as a going concern.

Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Administrative Agent, with the consent of the Lenders, could, without limitation, take the following actions: (i) terminate all of the commitments to loan money or issue letters of credit under the Credit Agreement, (ii) declare all amounts due under the Credit Agreement immediately due and payable, (iii) increase the rate of interest on the outstanding loans by two percent per annum, and/or (iv) exercise all of its rights and remedies under the Credit Agreement and related security documents and applicable law, including any rights to seize substantially all of the Company’s assets, which could adversely affect the Company’s ability to continue to operate as a going concern. The Lenders have, however, informed the Company that, while they will not make any further loans under the Credit Agreement until the defaults are cured, they are not currently planning to declare the loans under the Credit Agreement due and payable subject to continuing discussions.

On August 12, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into a letter agreement (the “Letter Agreement”), which was dated August 10, 2009, and which provided for, among other things, rescission of the termination of the Revolver Facility, the June 30 payment default being cured, and the application of all existing funds of Concord and future incoming funds of Concord to repay amounts outstanding under the Term Loan.  In addition, Concord (i) consented to the Lenders’ previous acceleration of the Term Loan as well the Lenders’ continuing ability to apply funds of Concord as prepayments against the Term Loan; and (ii) waived any and all claims it may have against the Lenders.

On August 13, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into a Third Amendment and Temporary Waiver Agreement (the “Amendment and Waiver Agreement”).  Pursuant to the Amendment and Waiver Agreement, Concord’s borrowing access under the Revolver Facility has been reinstated through and including September 12, 2009, solely for purposes of making payments pursuant to a weekly budget that has been approved by the Lenders (the “Reinstated Revolving Facility”).  The Amendment and Waiver Agreement contains a temporary waiver of certain defaults and event of defaults under the Credit Agreement and the temporary suspension of certain representations and warranties under the Credit Agreement to permit Concord to borrow under the Reinstated Revolving Facility.  In addition, pursuant to the Amendment and Waiver Agreement, all funds of Concord shall be subject to a secured lock box and cash management system to be maintained by the Administrative Agent and interest will accrue on borrowings under the Reinstated Revolving Facility at a rate equal to, at Concord’s election, either (a) the greater of (i) LIBOR or (ii) 1%, plus a margin of 6.0%, or (b) the greater of (i) the Federal Funds Rate, (ii) the prime rate publicly announced by the Administrative Agent as its prime rate or (iii) 3.25%, plus a margin of 4.5%.

In connection with the Amendment and Waiver Agreement, Concord has agreed to hire a financial consultant satisfactory to the Lenders to review Concord’s financial condition with the Lenders.  Such consultant will have authority to review and, under certain circumstances confirm, budgeted expenditures during the last fifteen days of the term of the Reinstated Revolving Facility.

The Company and Concord expect to continue negotiations with the Lenders to modify the Credit Agreement in order to address Concord’s ability to continue to comply with the Credit Agreement on an ongoing basis after the expiration of the Reinstated Revolving Facility so that Concord can continue to borrow under the Credit Agreement beyond September 12, 2009. The Company cannot give any assurances that it has or can raise sufficient funds to repay all of the outstanding amounts under the Credit Agreement, that it will be able to successfully enter into an amendment of the Credit Agreement satisfactory to Concord, the Company and the Lenders that will be effective after the expiration of the Reinstated Revolving Facility or that it will be able to otherwise resolve outstanding matters with the Lenders in a manner satisfactory to Concord and the Company.  If the Company is unable to enter into a further amendment of the Credit Agreement in a manner satisfactory to it, the ongoing defaults under the Credit Agreement and the exercise of the Lenders’ available remedies under the Credit Agreement may require the Company, Concord and/or the Subsidiaries to seek reorganization or restructuring, including filing for protection under bankruptcy laws and/or cease operations, which would have a material adverse effect on the market price of the Company’s common stock, its business, financial condition and results of operations.

The Credit Agreement is guaranteed by the Company and its direct and indirect subsidiaries and is secured by, among other things, (a) (i) all of the equity interests of Concord’s subsidiaries and (ii) a pledge by the Company of all of the issued and outstanding shares of stock of Concord by the Company and (b) a first priority perfected security interest on substantially all the assets of the Company and its direct and indirect subsidiaries pursuant to a guaranty and collateral agreement dated October 3, 2006 and delivered in connection with the Credit Agreement (the “Guaranty Agreement”). In addition, the Agent for the benefit of the Lenders, has a mortgage on all owned real estate of the Company and its direct and indirect subsidiaries, as well as deposit account control agreements with respect to funds on deposit in bank accounts of the Company and its direct and indirect subsidiaries. The Credit Agreement expires on October 2, 2011.

The Company is exposed to interest rate volatility with regard to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. On January 2, 2007, the Company entered into an interest rate protection agreement. As of June 30, 2009, the notional amount was approximately $9.3 million of interest rate swaps fixing interest rates between 5.0% and 5.8%.

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

On April 21, 2004, the Company closed on an investment into the Company by Olden Acquisition LLC (“Olden”), an affiliate of Kanders & Company, Inc., for the purpose of initiating a strategy to redeploy the Company’s assets and use the Company’s cash, cash equivalent assets and marketable securities to enhance stockholder value. The Company issued and sold to Olden a 2% ten-year Convertible Subordinated Note, which is presently convertible and (subject to a call by the Company under certain circumstances) at a conversion price of $2.25 per share of Company common stock into approximately 19.9% of the outstanding common equity of the Company as of the closing date.  Proceeds to the Company from this transaction totaled approximately $2.5 million before transaction costs of $0.3 million.  The transaction costs are being amortized over ten years, the term of the debt.  Interest on the note accrues semi-annually but is not payable currently or upon conversion of the note.  The note matures on April 21, 2014.  As of June 30, 2009 and December 31, 2008, the outstanding balance on the note payable amounted to $2.5 million and is classified as long-term debt. As of June 30, 2009 and December 31, 2008, accrued interest on the note was $0.3 million and $0.2 million, respectively and is classified as other long-term liabilities on the accompanying consolidated balance sheets.

Operating Activities

Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2009, reflecting a net loss of $45.2 million offset by the change in deferred tax assets, net of valuation allowance, of $39.7 million, depreciation and amortization of $1.2 million, non-cash deferred stock-based compensation expense of $0.1 million, asset impairment of $3.1 million and a reduction in working capital of $4.6 million. The reduction in working capital is primarily due to lower inventory, lower average cost of inventory, and the timing of greater cash collections against lower revenues. Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2008, reflecting net income of $38.1 million, depreciation and amortization of $1.1 million, non-cash deferred stock-based compensation expenses of $0.5 million, provision for doubtful accounts of $0.3 million offset by the impact of the change in deferred tax assets of $31.4 million and the changes in working capital of $7.8 million. The change in working capital is primarily due to the timing of price increases to customers, tight credit markets experienced by our vendors and the timing difference between increased revenues generated and cash collections.

Investing Activities

Investing activities were $0 for the six months ended June 30, 2009. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2008, primarily resulting from implementation of Concord’s new information technology platform and the purchase of machinery and equipment.

Financing Activities

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2009. The net cash used in financing activities was primarily used to pay down a portion of the Company’s line of credit facility in the amount of $0.3 million and to pay down long-term debt in the amount of $1.0 million. Net cash used in financing activities was $1.0 million for the six months ended June 30, 2008. The net cash used in financing activities was primarily from an increase in the Company’s line of credit facility of $1.0 million which was used for working capital expansion and capital expenditures, offset by cash used to pay down long-term debt in the amount of $2.0 million.

Our primary liquidity needs are to service indebtedness and support working capital requirements.  As further discussed above, on August 13, 2009, in connection with their ongoing efforts to resolve defaults under the Credit Agreement, Concord, the Company, the Subsidiaries and the Lenders entered into the Amendment and Waiver Agreement, which contains, among other things, a temporary waiver of certain defaults and event of defaults under the Credit Agreement and the temporary suspension of certain representations and warranties under the Credit Agreement to permit Concord to borrow under the Reinstated Revolving Facility through September 12, 2009, solely for purposes of making payments pursuant to a weekly budget that has been approved by the Lenders. As a result, we are dependent on the earnings and cash flow from Concord to meet our future liquidity needs.  However, the various sectors of the credit markets and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to successfully enter into an amendment of the Credit Agreement that will be effective after the expiration of the Reinstated Revolving Facility on September 12, 2009, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations. See also Part II, Item 1A of this Form 10-Q and  Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information.

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

Capital Expenditures

The Company anticipates capital expenditures, excluding acquisitions, of $0 for fiscal 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS  168”).  The FASB Accounting Standards Codification™ (“Codification”) will be the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is nonauthoritative.  This statement is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of SFAS 168 will have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement was effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all readers of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of SFAS 165 did not have a significant impact on the determination or reporting of the Company’s financial results.

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 107-1 (“FSP FAS 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), entitled “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments within the scope of FAS 107 for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted. The adoption of these pronouncements did not have a material impact on the Company's financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and earnings per dilutive share must be applied. The restricted stock awards the Company has granted to employees and directors are considered participating securities as they receive rights to nonforfeitable dividends should they be granted. The Company has adopted FSP EITF 03-6-1 effective January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk since December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15(a).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009 are not effective, because of the material weakness described in the Form 10-K for the period ended December 31, 2008, and as described below.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Efforts in the First and Second Quarters 2009 on Previously Identified Material Weakness

The following material weakness was disclosed in Item 9A of the Companies Form 10-K for the period ended December 31, 2008:

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

On August 31, 2005, the Court gave preliminary approval to a settlement reached by the plaintiffs and issuer defendants in the Coordinated Class Actions. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing with the Second Circuit on January 5, 2007 in response to the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' Petition for Rehearing. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009.

Concord Steel, Inc. v. Wilmington Steel Processing Co., Inc., et al.

On November 21, 2007, Concord filed a Verified Complaint in the Delaware Chancery Court against Wilmington Steel, Kenneth Neary and William Woislaw for violation of non-compete provisions contained in an Asset Purchase Agreement, dated September 19, 2006 and certain related agreements, and at the same time moved for a preliminary injunction to prohibit breaches of those restrictive covenants.  On January 18, 2008, the defendants in that case served an Answer denying the material allegations of the Complaint and asserting counterclaims for tortious interference with business relations and defamation arising from alleged telephone calls made by Concord to the customer to which Wilmington was selling. On April 3, 2008, the Court granted the preliminary injunction sought by the Company and thereafter denied defendants’ request for a stay and for certification of an interlocutory appeal. On July 22, 2008, defendants withdrew their counterclaims without prejudice. A three-day trial was held during the week of October 20, 2008, post-trial briefs have been submitted and final arguments were held on April 17, 2009. A decision from the Court is expected during the third quarter of 2009.

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

Item 1A.      Risk Factors

Except as discussed below, there are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s filings with the Securities and Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Concord will have limited access to funds to support its business operations through September 12, 2009, and if Concord is unable to enter into a further amendment of the Credit Agreement in a manner satisfactory to it, Concord and the Company may not be able to continue to access funds under its revolving credit facility or continue as a going concern and may be forced to seek reorganization or restructuring, including filing for protection under bankruptcy laws and/or cease operations.

Although the financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern, Concord’s borrowing access under its Credit Agreement has been reinstated on a limited basis through and including September 12, 2009, solely for purposes of making payments pursuant to a weekly budget that has been approved by the Lenders. In addition, all existing funds of Concord and future incoming funds of Concord must be applied to repay amounts outstanding under the Credit Agreement.  Concord’s limited and intermittent access to sufficient funds to support its business operations, as well as other events and uncertainties related to the Credit Agreement, raise substantial doubt about our ability to continue as a going concern.

The Company and Concord expect to continue negotiations with the Lenders to modify the Credit Agreement in order to address Concord’s ability to continue to comply with the Credit Agreement on an ongoing basis after the expiration of the Reinstated Revolving Facility so that Concord can continue to borrow under the Credit Agreement beyond September 12, 2009. The Company cannot give any assurances that it has or can raise sufficient funds to repay all of the outstanding amounts under the Credit Agreement, that it will be able to successfully enter into an amendment of the Credit Agreement satisfactory to Concord, the Company and the Lenders that will be effective after the September 12, 2009 expiration of the Reinstated Revolving Facility or that it will be able to otherwise resolve outstanding matters with the Lenders in a manner satisfactory to Concord and the Company.  If the Company is unable to enter into a further amendment of the Credit Agreement in a manner satisfactory to it, the ongoing defaults under the Credit Agreement and the exercise of the Lenders’ available remedies under the Credit Agreement may require the Company, Concord and/or its subsidiaries to seek reorganization or restructuring, including filing for protection under bankruptcy laws and/or cease operations, which would have a material adverse effect on the market price of the Company’s common stock, its business, financial condition and results of operations.

Item 3.      Defaults Upon Senior Securities

Our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 2, 2009, August 12, 2009 and August 13, 2009 are incorporated by reference herein in their entirety.

Item 4.     Submission of Matters to a Vote of Security Holders

One proposal was submitted to a vote of, and approved by, the Company’s stockholders at its Annual Meeting of Stockholders' held on June 23, 2009. The proposal is described in the Company’s Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”), filed with the Securities and Exchange Commission on April 30, 2009.

Of the 8,646,912 shares of common stock entitled to vote at the annual meeting, 7,872,767 shares were represented in person or by proxy, which constitutes approximately 91.0% of the total votes entitled to be cast at the meeting. Each share of the Company’s outstanding common stock is entitled to one vote.

The vote for this proposal was cast as follows:

Proposal 1. Election of Directors:

		Number of Shares Voted For	Number of Shares Withheld
Directors	Warren B. Kanders	7,485,881	386,886
	Nicholas Sokolow	6,713,548	1,159,219
	David A. Jones	6,713,721	1,159,046

Item 6.   Exhibits

Exhibit
Number	Description
10.1	Letter Agreement dated August 10, 2009 (filed as Exhibit 10.1 to our Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 12, 2009)
10.2	Third Amendment and Temporary Waiver Agreement dated August 13, 2009 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2009)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAMFORD INDUSTRIAL GROUP, INC.

Date: August 17, 2009	By:	/s/ Albert W. Weggeman Jr.
Albert W. Weggeman, Jr.
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jonathan LaBarre
Jonathan LaBarre
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Letter Agreement dated August 10, 2009 (filed as Exhibit 10.1 to our Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 12, 2009)
10.2	Third Amendment and Temporary Waiver Agreement dated August 13, 2009 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2009)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002